Form 10-Q
period 2003-09-30
ADVANCIS PHARMACEUTICAL CORP
filed 2003-11-25
CIK 1161924

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-50414

ADVANCIS PHARMACEUTICAL CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2208264 (I.R.S. employer identification number)

20425 Seneca Meadows Parkway Germantown, Maryland (Address of principal executive offices)	20876 (Zip Code)

(301) 944-6600
(Registrant’s telephone number, including area code)

None
(Former name, former address and former
fiscal year - if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [   ]  No  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  [   ]  No  [X]

As of November 14, 2003, 22,781,695 shares of common stock of the Registrant were outstanding.

ADVANCIS PHARMACEUTICAL CORPORATION

INDEX

FORM 10-Q

		Page

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Balance Sheets at September 30, 2003 and December 31, 2002	3
	Statements of Operations for the three and nine months ended September 30, 2003 and 2002 and the period from January 1, 2000 (Date of Inception) to September 30, 2003	4
	Statement of Changes in Stockholders’ Deficit for the nine months ended September 30, 2003 and the period from January 1, 2000 (Date of Inception) to September 30, 2003	5
	Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 and the period from January 1, 2000 (Date of Inception) to September 30, 2003	6
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 2.	Changes in Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	25
Item 6.	Exhibits and Reports on Form 8-K	26
Signatures		27
Exhibit Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ADVANCIS PHARMACEUTICAL CORPORATION

(A Development Stage Enterprise)

BALANCE SHEETS (Unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$11,863,735	$4,059,911
Short-term investments	5,247,096	—
Prepaid expenses and other current assets	977,621	172,512

Total current assets	18,088,452	4,232,423

Property and equipment, net	8,879,183	2,693,208
Restricted cash	1,775,214	1,438,538
Deposits	1,726,463	488,854
Notes receivable	121,500	121,500
Intangible assets, net	75,000	84,000

Total assets	$30,665,812	$9,058,523

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,153,987	$758,773
Accrued expenses	2,266,647	830,980
Lines of credit - current portion	858,820	595,704

Total current liabilities	4,279,454	2,185,457
Lines of credit - noncurrent portion	1,385,733	1,060,230
Note payable	75,000	75,000
Deferred licensing revenue	4,687,500	—
Deferred credit on lease concession	788,509	—

Total liabilities	11,216,196	3,320,687

Commitments and contingencies
Mandatorily redeemable convertible preferred stock:
Series A, $0.01 par value; 2,000,000 shares authorized, issued and outstanding (liquidation preference of $2,803,026 and $2,607,964 at September 30, 2003 and December 31, 2002, respectively)	1,997,346	1,989,471
Series B, $0.01 par value; 2,000,000 shares authorized, issued and outstanding (liquidation preference of $3,294,010 and $3,064,781 at September 30, 2003 and December 31, 2002, respectively)	2,497,065	2,488,355
Series C, $0.01 par value; 4,010,000 shares authorized, issued and outstanding (liquidation preference of $7,600,407 and $7,071,498 at September 30, 2003 and December 31, 2002, respectively)	6,010,740	5,998,100
Series D, $0.01 par value; 7,999,999 shares authorized, issued and outstanding (liquidation preference of $21,572,890 and $20,071,641 at September 30, 2003 and December 31, 2002, respectively)	17,990,496	17,963,369
Series E, $0.01 par value; 11,555,556 shares and no shares authorized, issued and outstanding at September 30, 2003 and December 31, 2002, respectively (liquidation preference of $26,477,261 and $0 at September 30, 2003 and December 31, 2002, respectively)	25,931,144	—

Total mandatorily redeemable convertible preferred stock	54,426,791	28,439,295

Stockholders’ deficit:
Common stock, $0.01 par value; 41,000,000 shares and 23,333,333 shares authorized at September 30, 2003 and December 31, 2002, respectively; 1,506,081 shares and 1,376,306 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	15,061	13,763
Capital in excess of par value	11,307,685	514,598
Deferred stock-based compensation	(7,528,313)	(102,986)
Deficit accumulated during the development stage	(38,769,007)	(23,126,834)
Accumulated other comprehensive loss	(2,601)	—

Total stockholders’ deficit	(34,977,175)	(22,701,459)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ deficit	$30,665,812	$9,058,523

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS (Unaudited)

					For the Period from
	Three Months Ended September 30,		Nine Months Ended September 30,		January 1, 2000
					(Date of Inception) to
	2003	2002	2003	2002	September 30, 2003

Contract revenue	$312,500	$—	$312,500	$—	$312,500

Cost and expenses:
Research and development	5,009,969	3,270,002	10,547,935	7,930,991	27,831,387
General and administrative	1,837,024	802,669	3,690,366	2,325,883	9,724,809

Total expenses	6,846,993	4,072,671	14,238,301	10,256,874	37,556,196

Loss from operations	(6,534,493)	(4,072,671)	(13,925,801)	(10,256,874)	(37,243,696)
Interest income	48,450	57,969	83,901	303,245	672,390
Interest expense	—	(50,038)	(133,606)	(211,152)	(483,419)
Beneficial conversion feature — deemed interest expense	(1,666,667)	—	(1,666,667)	—	(1,666,667)
Other expenses	—	—	—	—	(47,615)

Net loss	(8,152,710)	(4,064,740)	(15,642,173)	(10,164,781)	(38,769,007)
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	(75,640)	(18,990)	(113,001)	(54,935)	(236,407)
Beneficial conversion feature — deemed dividend to preferred stockholders	(20,907,620)	—	(20,907,620)	—	(20,907,620)

Net loss applicable to common stockholders	$(29,135,970)	$(4,083,730)	$(36,662,794)	$(10,219,716)	$(59,913,034)

Basic and diluted net loss per share applicable to common stockholders	$(20.19)	$(4.38)	$(31.55)	$(12.13)

Shares used in calculation of basic and diluted net loss per share	1,442,784	931,691	1,161,873	842,751

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION
(A Development Stage Enterprise)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (Unaudited)

					Deficit
					Accumulated	Accumulated
			Capital in	Deferred	During the	Other	Total
			Excess of	Stock-Based	Development	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Compensation	Stage	Loss	Deficit

Balance at January 1, 2000 (Inception)	743,137	$7,431	$112,569	$—	$—	$—	$120,000
Issuance of restricted stock	633,169	6,332	237,161	—	—	—	243,493
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	—	—	(123,406)	—	—	—	(123,406)
Issuance of stock options for services	—	—	155,334	—	—	—	155,334
Deferred stock-based compensation		—	132,940	(132,940)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	29,954	—	—	29,954
Net loss	—	—	—	—	(23,126,834)	—	(23,126,834)

Balance at December 31, 2002	1,376,306	13,763	514,598	(102,986)	(23,126,834)	—	(22,701,459)
Issuance of restricted stock	129,775	1,298	69,081	—	—	—	70,379
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	—	—	(113,001)	—	—	—	(113,001)
Issuance of stock options for services	—	—	637,296	—	—	—	637,296
Deferred stock-based compensation	—	—	8,533,044	(8,533,044)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,107,717	—	—	1,107,717
Beneficial conversion feature — deemed interest on convertible notes	—	—	1,666,667	—	—	—	1,666,667
Beneficial conversion feature — deemed dividend on issuance of Series E convertible preferred stock	—	—	20,907,620	—	—	—	20,907,620
Accretion of beneficial conversion feature for Series E convertible preferred stock	—	—	(20,907,620)	—	—	—	(20,907,620)
Comprehensive loss:
Net loss	—	—	—	—	(15,642,173)	—	(15,642,173)
Unrealized loss on short-term investments	—	—	—	—	—	(2,601)	(2,601)

Total comprehensive loss	—	—	—	—	—	—	(15,644,774)

Balance at September 30, 2003	1,506,081	$15,061	$11,307,685	$(7,528,313)	$(38,769,007)	$(2,601)	$(34,977,175)

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS (Unaudited)

			For the Period from
	For the Nine Months Ended September 30,		January 1, 2000 (Date
			of Inception) to
	2003	2002	September 30, 2003

Cash flows from operating activities:
Net loss	$(15,642,173)	$(10,164,781)	$(38,769,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	466,062	345,088	1,248,083
Stock-based compensation	1,745,013	—	1,930,301
Amortization of deferred credit on lease concession	(41,501)	—	(41,501)
Interest accrued on convertible notes	91,389	—	91,389
Beneficial conversion feature – deemed interest expense	1,666,667	—	1,666,667
Changes in:
Prepaids and other current assets	(805,109)	(172,947)	(977,621)
Deposits other than on property and equipment	(2,720)	(71,308)	(185,271)
Accounts payable	395,214	1,359,414	1,153,987
Accrued expenses	1,435,667	192,516	2,266,647
Deferred revenue	4,687,500	—	4,687,500

Net cash used in operating activities	(6,003,991)	(8,512,018)	(26,928,826)

Cash flows from investing activities:
Purchase of short-term investments	(5,249,697)	—	(11,451,772)
Sale of short-term investments	—	6,284,860	6,202,075
Purchases of property and equipment	(6,643,037)	(1,019,851)	(10,082,266)
Deposits on property and equipment	(1,234,889)	(276,755)	(1,541,192)
Restricted cash	(336,676)	(1,436,807)	(1,775,214)
Landlord lease concession	830,010	—	830,010

Net cash (used in) provided by investing activities	(12,634,289)	3,551,447	(17,818,359)

Cash flows from financing activities:
Proceeds from lines of credit	1,036,655	610,217	3,373,745
Proceeds from note payable	—	75,000	75,000
Payments on lines of credit	(448,036)	(312,436)	(1,129,192)
Proceeds from convertible notes payable	5,000,000	—	5,000,000
Proceeds from exercise of common stock options	70,379	9,513	192,372
Proceeds from issuance of preferred stock, net of issuance costs	20,783,106	2,974,200	49,098,995

Net cash provided by financing activities	26,442,104	3,356,494	56,610,920

Net increase (decrease) in cash and cash equivalents	7,803,824	(1,604,077)	11,863,735
Cash and cash equivalents, beginning of period	4,059,911	10,187,189	—

Cash and cash equivalents, end of period	$11,863,735	$8,583,112	$11,863,735

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$42,217	$210,816	$367,897

Supplemental disclosure of non-cash transactions:
Conversion of convertible notes, including accrued interest, into Series E mandatorily redeemable convertible preferred stock	$5,092,362	$—	$5,092,362

Accretion of beneficial conversion feature for Series E convertible preferred stock	$20,907,620	$—	$20,907,620

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited financial statements of Advancis Pharmaceutical Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

     Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company’s registration statement on Form S-1 for the initial public offering of its common stock, as declared effective by the Securities and Exchange Commission on October 15, 2003.

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies

Revenue Recognition

     Contract revenues include license fees and milestone payments associated with collaborations with third parties. Revenue from non-refundable, upfront license fees where the Company has continuing involvement is recognized ratably over the development or agreement period. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. Royalties from licensees are based on third-party sales of licensed products and will be recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured.

Research and Development

     The Company expenses research and development costs as incurred. Research and development costs primarily consist of salaries and related expenses for personnel and capital resources. Other research and development expenses include fees paid to consultants and outside service providers and the costs of materials used in clinical trials and research and development.

Accounting for Stock-Based Compensation

     Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. During the nine month period ending September 30, 2003, stock options were granted with an exercise price which was below the estimated fair market value of the common stock at the date of grant. Deferred stock-based compensation and additional paid-in capital of $8.5 million was recorded during the nine month period ending September 30, 2003 in accordance with APB 25, and will be amortized over the related vesting period of the options. The Company recorded stock-based compensation expense related to employees of $827,000 and $1.1 million during the three and nine month periods ended September 30, 2003 and no stock-based compensation expense related to employees during the three and nine month periods ended September 30, 2002.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition and additional disclosure requirements of SFAS 148 were effective for the Company on January 1, 2003.

     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123. Because options vest over several years and additional option grants are expected to be made in future years, the pro forma results are not representative of the pro forma results for future years.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net loss, as reported	$(8,152,710)	$(4,064,740)	$(15,642,173)	$(10,164,781)
Add — Total stock-based compensation expense determined under the intrinsic value method	827,345	—	1,107,717	—
Less — Total stock-based compensation expense determined under the fair value based method for all awards	(870,156)	(45,179)	(1,137,271)	(106,677)

Pro forma net loss	(8,195,521)	(4,109,919)	(15,671,727)	(10,271,458)
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	(75,640)	(18,990)	(113,001)	(54,935)
Accretion of beneficial conversion feature	(20,907,620)	—	(20,907,620)	—

Pro forma net loss applicable to common stockholders	(29,178,781)	(4,128,909)	(36,692,348)	(10,326,393)

Net loss per share:
Basic and diluted, as reported	$(20.19)	$(4.38)	$(31.55)	$(12.13)

Basic and diluted, pro forma	$(20.22)	$(4.43)	$(31.58)	$(12.25)

Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of common stock equivalents outstanding during the period, including outstanding stock options and warrants, is measured by the treasury stock method. The dilutive impact, if any, of the Company’s redeemable convertible preferred stock is measured using the if-converted method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company incurred net losses for the three and nine months ended September 30, 2003, and, accordingly, did not assume exercise or conversion of any of the Company’s outstanding stock options, warrants or redeemable convertible preferred stock because to do so would be antidilutive.

     The following are the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	September 30,

(Number of Underlying Common Shares)	2003	2002

	(Unaudited)
Preferred stock	15,062,486	8,748,251
Stock options	1,668,283	846,275
Nonvested restricted stock	424,289	449,701
Warrants	36,524	36,524

Total	17,191,582	10,080,751

Recent Accounting Pronouncements

     In December 2002, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” that the provisions of EITF Issue No. 00-21 should be used to determine when a revenue arrangement for multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF Issue No. 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

3. Revenue

     On July 18, 2003, the Company entered into a development and license agreement with GlaxoSmithKline (GSK) pursuant to which the Company has exclusively licensed patents and PULSYS technology to GSK for use on some of its products. Under the agreement, GSK will be responsible for the clinical development, manufacture, commercialization and sale of the licensed products. In consideration for the licensing of its technology, the Company received an initial upfront payment of $5.0 million and can receive milestone payments not to exceed $52.0 million over the development period if it achieves specified product development goals. In addition, upon commercialization of any of the products, the Company could receive royalty payments and may receive additional incentive payments of up to $50.0 million if specified annual sales goals are achieved.

     The Company recognized revenue of $313,000 in the three and nine months ended September 30, 2003, which represents amortization of the $5.0 million upfront payment from GSK, which is expected to be amortized into revenue on a straight-line basis through June 2007.

     In September 2003, the Company entered into an agreement pursuant to which it licensed to Par Pharmaceutical the distribution and marketing rights to the Company’s generic clarithromycin product. The Company is entitled to receive milestone payments from Par Pharmaceutical not to exceed an aggregate of $6.0 million upon achievement of certain goals. To date, no milestone payments from Par Pharmaceutical have been received.

4. Property and Equipment

     Property and equipment consist of the following:

	Estimated
	Useful
	Life	September 30,	December 31,
	(Years)	2003	2002

Construction in progress		$4,274,659	$474,608
Computer equipment	3	459,484	373,855
Furniture and fixtures	5	710,717	537,953
Equipment	3-10	2,164,840	1,977,037
Leasehold improvements	2	2,472,566	75,776

Property and equipment, at cost		10,082,266	3,439,229
Less — accumulated depreciation		(1,203,083)	(746,021)

Property and equipment, net		$8,879,183	$2,693,208

     During the nine month period ending September 30, 2003, the Company expended approximately $6.6 million for the construction of its corporate, research and development facility and purchase of equipment. In addition, the Company made deposits of $1.2 million on equipment for the new facility during the nine month period ending September 30, 2003.

5. Borrowings

     In July 2003, the Company entered into a $5.5 million line of credit facility with a bank to finance the purchase of equipment associated with the fit-out of the Company’s corporate, research and development facility. The facility has an interest rate of floating 30-Day LIBOR plus 280 basis points or fixed cost of funds plus 280 basis points. Each drawing requires monthly repayment of principal plus interest based upon a 36-month repayment schedule for computer equipment or a 48-month repayment schedule for all other equipment. The line of credit has a first lien on all assets purchased with the proceeds of the line. As collateral for the line of credit, the Company opened a restricted account with the bank in the amount of $500,000, of which $166,000 was funded by existing restricted cash previously held at the same bank for previous borrowings. The balance outstanding under this facility at September 30, 2003 was approximately $1.0 million.

6. Accrued Expenses

     Accrued expenses consist of the following:

	September 30,	December 31,
	2003	2002

	(Unaudited)
Bonus accrual	$666,989	$420,000
Accrued professional fees	227,847	237,192
Relocation accrual	169,808	88,815
Accrued research and development expenses	932,800	—
Insurance and benefits	157,345	67,329
Liability for exercised unvested stock options	91,843	9,304
Other accrued expenses	20,015	8,340

Total accrued expenses	$2,266,647	$830,980

7. Mandatorily Redeemable Convertible Preferred Stock

     On July 2, 2003, the Company sold 2,484,886 shares of Series E Convertible Preferred Stock to certain of its existing preferred stockholders. On July 25, 2003, the Company sold an additional 6,807,398 shares of Series E Convertible Preferred Stock to new investors. Total gross proceeds were $20.9 million. The Series E mandatorily redeemable convertible preferred stock has the same rights and preferences as the Company’s Series A, Series B, Series C and Series D mandatorily redeemable convertible preferred stock.

8. Beneficial Conversion Features

Beneficial Conversion Feature – Interest Expense on Convertible Notes

     On March 28, 2003, the Company issued $5.0 million of convertible notes to certain of its existing preferred stockholders. In July 2003, the note holders exercised their right to convert the convertible notes and accrued interest into 2,263,272 shares of the Company’s Series E mandatorily redeemable convertible preferred stock. The Series E preferred stock was convertible into common stock at a price per share which was below the estimated fair value of the Company’s common stock at the date of issuance of the notes. Accordingly, the Company has recorded a “non-cash beneficial conversion charge” of $1.7 million as additional interest expense for the three and nine months ended September 30, 2003.

Beneficial Conversion Feature- Series E Mandatorily Redeemable Convertible Preferred Stock

     In July 2003, the Company completed the sale of 9,292,284 shares of Series E mandatorily redeemable convertible preferred stock for proceeds of $20.9 million. After evaluating the fair value of the Company’s common stock in contemplation of its initial public offering, the Company determined that the issuance of the Series E preferred stock resulted in a beneficial conversion feature calculated in accordance with EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of $20.9 million which was accreted in July 2003 and is reflected in the net loss applicable to common stockholders for the three and nine months ended September 30, 2003.

9. Income Taxes

     The Company has not recorded any tax provision or benefit for the three and nine months ended September 30, 2003 or the years ended December 31, 2000, 2001 and 2002. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss cannot be sufficiently assured at September 30, 2003 and December 31, 2002.

     At September 30, 2003 and December 31, 2002, the Company had federal net operating loss carryforwards of approximately $24.0 million and $16.1 million, respectively, available to reduce future taxable income, which will begin to expire in 2020.

     Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carry forwards which can be used in future years.

10. Stock Option Grants

     On September 2, 2003, the Board of Directors granted stock options to purchase up to 399,682 shares of common stock to certain employees and non-employees. On the same date, the Board of Directors and stockholders approved an increase in the aggregate number of shares available for issuance under the Company’s Stock Incentive Plan to 4,098,182 shares. The Company recorded deferred stock-based compensation of approximately $3.3 million during the three months ending September 30, 2003 in accordance with APB 25 related to this grant, which will be amortized over the related vesting period of the options.

     On October 7, 2003, the Board of Directors and stockholders approved an increase in the aggregate number of shares available for issuance under the Company’s Stock Incentive Plan to 5,098,182 shares.

     On October 16, 2003, the Company granted options to purchase 703,881 shares of common stock to certain officers, directors, employees and a non-employee.

11. Reverse Stock Split

     On September 5, 2003, the Company’s Board of Directors authorized certain officers to complete a 1 for 1.83008 reverse stock split of common stock. On October 7, 2003, the Company’s stockholders approved the reverse stock split of common stock, and the Company filed an amendment to its certificate of incorporation to complete the reverse stock split. All common share and per share amounts have been retroactively restated to reflect the reverse stock split.

12. Subsequent Event – Initial Public Offering

     On October 16, 2003, the Company priced its initial public offering of 6,000,000 shares of common stock at an offering price of $10.00 per share. The Company’s stock started trading on October 17, 2003 on The Nasdaq National Market under the symbol “AVNC.” The initial public offering was closed on October 22, 2003. The net proceeds were approximately $54.5 million after deducting the underwriting fee and other offering expenses. Upon the closing of the initial public offering, all shares of the Company’s outstanding preferred stock were automatically converted into common stock.

     The condensed pro forma balance sheet which follows reflects historical balances as of September 30, 2003, adjusted for (1) the conversion of all of the outstanding shares of preferred stock into 15,062,486 shares of common stock upon completion of the initial public offering, and (2) the application of estimated net cash proceeds of $54.5 million from the initial public offering.

     Condensed Pro Forma Balance Sheet

	September 30,	Conversion
	2003	of Preferred	Net IPO
	Historical	Stock	Proceeds	Pro Forma

	(in thousands)
Cash, cash equivalents, and short-term investments	$17,111	$—	$54,500	$71,611
Other current assets	978	—	—	978
Noncurrent assets	12,577	—	—	12,577

Total assets	$30,666	$—	$54,500	$85,166

Current liabilities	$4,279	$—	$—	$4,279
Noncurrent liabilities	6,937	—	—	6,937

Total liabilities	11,216	—	—	11,216

Mandatorily redeemable convertible preferred stock	54,427	(54,427)	—	—

Common stock, par value	15	151	60	226
Capital in excess of par value	11,308	54,276	54,440	120,024
Deferred stock-based compensation	(7,528)	—	—	(7,528)
Deficit accumulated during the development stage	(38,769)	—	—	(38,769)
Accumulated other comprehensive loss	(3)	—	—	(3)

Total stockholders’ (deficit) equity	(34,977)	54,427	54,500	73,950

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ (deficit) equity	$30,666	$—	$54,500	$85,166

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Form 10-Q and the financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our registration statement on Form S-1 (File No. 333-107599). This discussion contains forward-looking statements the accuracy of which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed herein and in our registration statement. See “Forward-looking Statements.”

Background

     Since we began our operations in January 2000, we have devoted substantially all of our resources to the discovery and development of pharmaceutical products for the treatment of bacterial infections. We have not generated any revenues from product sales. We currently have four pulsatile drugs in Phase I/II clinical trials, four pulsatile drugs or drug combinations in late stage preclinical development and are exploring pulsatile formulations for a range of other antibiotics and antibiotic combinations. We have also developed a non-pulsatile, generic formulation of Biaxin XL.

     Revenues. We have generated minimal operating revenues since our inception. Any revenues that we may receive in the near future are expected to consist primarily of license fees, milestone payments and research reimbursement payments to be received from collaborative partners. If our development efforts result in clinical success, regulatory approval and successful commercialization of our products, we could generate revenues from sales of our products and from receipt of royalties on sales of licensed products. We received a payment of $5.0 million from GlaxoSmithKline upon signing of our license agreement in July 2003, which has been deferred and will be recognized as revenue throughout the estimated development period of the contract. Remaining milestone payments under this agreement will be recognized as revenue in accordance with our revenue recognition policies set forth in Note 2 to the financial statements included elsewhere in this report. In September 2003, we entered into an agreement pursuant to which we licensed to Par Pharmaceutical the distribution and marketing rights to our generic clarithromycin product. We are entitled to receive milestone payments from Par Pharmaceutical not to exceed an aggregate of $6.0 million upon achievement of certain goals. To date, no milestone payments from Par Pharmaceutical have been received.

     Research and Development Expenses. We expect our research and development expenses to increase as we continue to develop our product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, costs of facilities and the legal costs of pursuing patent protection of our intellectual property. We expense research and development costs as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies. From inception through September 30, 2003, we spent an aggregate of $27.8 million, including stock-based compensation expenses of $1.1 million, on research and development. We expect to incur licensing costs in the future that could be substantial, as we increase our efforts to license existing product candidates.

     The following table summarizes our product development initiatives for the three and nine months ended September 30, 2003 and 2002. Included in this table is the research and development expense recognized in connection with each product candidate currently in clinical development and all preclinical product candidates as a group.

					Total Expenses
	Three Months Ended		Nine Months Ended		Incurred as of	Clinical
	September 30,		September 30,		September 30,	Development
	2003	2002	2003	2002	2003	Phase

Direct Project Costs (1)
Amoxicillin	$1,443,000	$339,000	$2,880,000	$746,000	$5,865,000	Phase I/II
Clarithromycin	257,000	395,000	847,000	1,613,000	4,793,000	Phase I/II
Metronidazole	128,000	117,000	198,000	383,000	1,658,000	Phase I/II
Amoxicillin/Clavulanate Potassium (2)	20,000	30,000	22,000	47,000	83,000	Phase I/II
Generic Clarithromycin	2,152,000	1,349,000	4,078,000	2,779,000	8,123,000	Phase I/II
Other Product Candidates	161,000	624,000	664,000	1,102,000	2,445,000

Total Direct Project Costs	4,161,000	2,854,000	8,689,000	6,670,000	22,967,000

Indirect Project Costs (1)
Facility	419,000	157,000	675,000	490,000	1,970,000
Depreciation	179,000	117,000	429,000	315,000	1,105,000
Patent	95,000	49,000	313,000	108,000	666,000
Other Indirect Overhead	156,000	93,000	442,000	348,000	1,123,000

Total Indirect Expense	849,000	416,000	1,859,000	1,261,000	4,864,000

Total Research & Development Expense	$5,010,000	$3,270,000	$10,548,000	$7,931,000	$27,831,000

(1)	Many of our research and development costs are not attributable to any individual project because we use resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

(2)	We have entered into an agreement under which GlaxoSmithKline will be responsible for funding future clinical development of this product.

     Conducting clinical trials is a lengthy, time-consuming and expensive process. Currently we only have four pulsatile drug products in Phase I/II clinical trials, and we have not completed such trials and additional studies in animals to extrapolate proper dosage for Phase III clinical efficacy trials in humans. The commencement and rate of completion of clinical trials for our products may be delayed by many factors, including:

•	lack of efficacy during the clinical trials;

•	unforeseen safety issues;

•	slower than expected rate of patient recruitment; or

•	government or regulatory delays.

     In addition, we may encounter regulatory delays or rejections as a result of many factors, including results that do not support our claims, perceived defects in the design of clinical trials and changes in regulatory policy during the period of product development. Our business, financial condition and results of operations may be materially adversely affected by any delays in, or termination of, our clinical trials or a determination by the FDA that the results of our trials are inadequate to justify regulatory approval. As part of our commercialization strategy, we may seek to establish collaborative relationships for some of our products in order to help us develop and market some of these product candidates. There can be no assurance that we will be successful in doing so. As a result of these risks and uncertainties, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, accounting, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services. We expect that our general and administrative expenses will increase as we add personnel and become subject to the reporting obligations applicable to public companies. Our general and administrative expenses have increased as a result of our expansion into a new facility in June 2003. From inception through September 30, 2003, we spent an aggregate of $9.7 million, including stock-based compensation expenses of approximately $879,000, on general and administrative expenses.

     Stock-Based Compensation. We have recorded deferred stock-based compensation expense in connection with the grant of stock options to employees. Deferred stock-based compensation for options granted to employees is the difference between the fair value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. We recorded deferred stock-based compensation and additional paid in capital of approximately $8.5 million in the nine month period ended September 30, 2003 related to stock options granted to employees. These amounts were recorded as a component of stockholders’ deficit and are being amortized as charges to operations over the vesting periods of the options. We recorded amortization of deferred stock-based compensation of approximately $827,000 and $1.1 million for the three and nine month periods ended September 30, 2003, respectively.

     We recorded stock-based compensation of $118,000 and $637,000 during the three month and nine month periods ended September 30, 2003, respectively, for options granted to non-employee consultants and Scientific Advisory Board (SAB) members in accordance with SFAS 123 based on the fair value of the equity instruments issued. Stock-based compensation for options granted to non-employee consultants and SAB members is periodically remeasured as the underlying options vest in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” We will recognize an expense for such options throughout the vesting period as the services are provided by the non-employee consultants and SAB members. As of September 30, 2003, the balance of unamortized stock-based compensation for options granted to non-employees was approximately $900,000. This amount will be adjusted based on changes in the fair value of the options at the end of each reporting period.

     On October 16, 2003, we granted options to purchase an aggregate of 703,881 shares of common stock to certain of our officers, directors, employees and a non-employee at the initial public offering price. As a result of the grant of 85,313 of such options to a non-employee consultant for past services, we expect to record a one-time stock-based compensation charge of approximately $700,000 in the fourth quarter of 2003.

     Beneficial Conversion Feature. In March 2003, we issued convertible notes to certain existing investors for an aggregate of $5.0 million. The notes and accrued interest were converted into 2,263,272 shares of Series E mandatorily redeemable convertible preferred stock in July 2003, at a price which was lower than the estimated fair value of our common stock at the date of the issuance of the notes. As a result, we recorded a beneficial conversion charge in the form of deemed interest of approximately $1.7 million. In July 2003, we completed the sale of 9,292,284 shares of Series E mandatorily redeemable convertible preferred stock. We determined that the issuance resulted in a beneficial conversion feature calculated in accordance with EITF Issue No. 00-27. As a result, we recorded a beneficial conversion charge in the form of deemed dividends of approximately $20.9 million. All of our outstanding Series E convertible preferred stock was converted into common stock upon the closing of the initial public offering.

     Interest Income (Expense) and Other Expense. Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest expense consists of interest incurred on equipment debt and convertible notes net of interest capitalized.

     We have a limited history of operations. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of September 30, 2003, we had an accumulated deficit of approximately $38.8 million. We anticipate incurring additional losses, which may increase, for the foreseeable future.

Results of Operations

Three months ended September 30, 2003 compared to three months ended September 30, 2002

     Revenues. We recorded revenues of $313,000 during the three months ended September 30, 2003 and did not record any revenues during the three months ended September 30, 2002. Revenues in 2003 represent the amortization of a $5.0 million upfront payment received from GlaxoSmithKline (GSK) in July 2003, which is expected to be amortized into revenue on a straight-line basis through June 2007.

     Research and Development Expenses. Research and development expenses increased by $1.7 million, or 53%, to $5.0 million for the three months ended September 30, 2003 compared to $3.3 million for the three months ended September 30, 2002. Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.

     The following table shows the aggregate expenditures in research and development expenses reflecting all of our project expenses.

	Three Months Ended September 30,

Research and Development Expenses	2003	2002

Direct project costs
Personnel, benefits and related costs	$1,870,000	$976,000
Consultants, supplies, materials and other direct costs	1,385,000	1,514,000
Clinical studies	906,000	364,000

Total direct costs	4,161,000	2,854,000
Indirect project costs	849,000	416,000

Total	$5,010,000	$3,270,000

     Direct costs increased $1.3 million primarily as a result of increases of $1.9 million relating to the development of our pulsatile amoxicillin and generic clarithromycin product candidates, partially offset by decreases of an aggregate of $601,000 relating to the development of our pulsatile clarithromycin and other product candidates. These changes reflect increases of $894,000 related to personnel, benefits and related costs (which includes $376,000 attributable to stock-based compensation), and the net effect of the timing related to the commencement of clinical studies and related direct costs for these projects. We conducted four Phase I/II clinical studies for our generic clarithromycin product candidate and one Phase I/II clinical study for our pulsatile amoxicillin candidate during the three month period ended September 30, 2003 compared to four Phase I/II clinical studies for our generic clarithromycin product candidate in the comparable period of 2002.

     Indirect project costs also increased by $433,000 to $849,000, primarily due to increases in facility operating costs of $262,000, depreciation of $62,000, and $46,000 for costs related to new patent filings.

     During the remainder of 2003, and thereafter, research and development expenses will increase substantially as we increase the number of products for which we conduct clinical trials.

     General and Administrative Expenses. General and administrative expenses increased $1.0 million, or 128%, to $1.8 million in the three months ended September 30, 2003 from $803,000 in the three months ended September 30, 2002. General and administrative expenses consist of salaries and related costs for executive and other administrative personnel. The increase is primarily due to stock-based compensation expense of $569,000, legal expenses of $126,000 related to out-licensing activities, higher facilities expense of $93,000 related to the expansion of our corporate, research and development facility in 2003, and higher compensation and benefit expenses related to new hires.

     Net Interest Income (Expense). Net interest expense in the three months ended September 30, 2003 was $1.6 million compared to net interest income of $8,000 in the three months ended September 30, 2002. The increase in net interest expense was primarily due to a $1.7 million beneficial conversion charge in the form of deemed interest as described elsewhere in this filing. Interest expense for the three months ended September 30, 2003 was zero due to $67,000 of interest capitalized related to leasehold improvements for our new facility in 2003 as compared to 2002.

	Three Months Ended September 30,

	2003	2002

Interest income	$49,000	$58,000
Interest expense	—	(50,000)
Beneficial conversion feature – interest expense	(1,667,000)	—

Total, net	$(1,618,000)	$8,000

Nine months ended September 30, 2003 compared to Nine months ended September 30, 2002

     Revenues. We recorded revenues of $313,000 during the nine months ended September 30, 2003 and did not record any revenues during the nine months ended September 30, 2002. Revenues in 2003 represent the amortization of a $5.0 million upfront payment received from GSK in July 2003, which is expected to be amortized into revenue on a straight-line basis through June 2007.

     Research and Development Expenses. Research and development expenses increased by $2.6 million, or 33%, to $10.5 million for the nine months ended September 30, 2003 compared to $7.9 million for the nine months ended September 30, 2002. Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.

     The following table shows the aggregate expenditures in research and development expenses reflecting all of our project expenses.

	Nine Months Ended September 30,

Research and Development Expenses	2003	2002

Direct project costs
Personnel, benefits and related costs	$4,856,000	$2,502,000
Consultants, supplies, materials and other direct costs	2,682,000	2,997,000
Clinical studies	1,151,000	1,171,000

Total direct costs	8,689,000	6,670,000
Indirect project costs	1,859,000	1,261,000

Total	$10,548,000	$7,931,000

     Direct costs increased $2.0 million primarily as a result of increases of $3.4 million relating to the development of our pulsatile amoxicillin and generic clarithromycin product candidates, partially offset by decreases of an aggregate of $1.4 million relating to the development of our pulsatile clarithromycin, metronidazole and other product candidates. These changes reflect increases of $2.4 million related to personnel, benefits and related costs (which includes $896,000 attributable to stock-based compensation), and the net effect of the timing related to the commencement of clinical studies and related direct costs for these projects. We conducted six Phase I/II clinical studies for our generic clarithromycin product candidate and one Phase I/II clinical study for our pulsatile amoxicillin candidate during the nine month period ended September 30, 2003 compared to three Phase I/II clinical studies for our pulsatile clarithromycin product candidate, one Phase I/II clinical study for our pulsatile metronidazole product candidate and four Phase I/II clinical studies for our generic clarithromycin product candidate in the comparable period of 2002.

     Indirect project costs also increased by $598,000 to $1.9 million, primarily due to increases in facility operating costs of $144,000, depreciation of $113,000, and $216,000 for costs related to new patent filings.

     During the remainder of 2003, and thereafter, research and development expenses will increase substantially as we increase the number of products for which we conduct clinical trials.

     General and Administrative Expenses. General and administrative expenses increased $1.4 million, or 59%, to $3.7 million in the nine months ended September 30, 2003 from $2.3 million in the nine months ended September 30, 2002. General and administrative expenses consist of salaries and related costs for executive and other administrative personnel. The increase is primarily due to stock-based compensation expense of $849,000, legal expenses of $238,000 related to out-licensing activities, higher consulting fees of $117,000 related to business development activities, higher facilities expense of $95,000 related to the expansion of our corporate, research and development facility in 2003, and higher compensation and benefits expenses related to new hires.

     Net Interest Income (Expense). Net interest expense in the nine months ended September 30, 2003 was $1.7 million compared to net interest income of $92,000 in the nine months ended September 30, 2002. The increase in net interest expense was primarily due to a $1.7 million beneficial conversion charge in the form of deemed interest as described elsewhere in this filing. In addition, the increase in net interest expense was attributable to decreased interest income due to lower average cash balances in 2003, partially offset by lower interest expense due to interest capitalized related to leasehold improvements for our new facility in 2003 as compared to 2002.

	Nine Months Ended September 30,

	2003	2002

Interest income	$84,000	$303,000
Interest expense	(133,000)	(211,000)
Beneficial conversion feature – interest expense	(1,667,000)	—

Total, net	$(1,716,000)	$92,000

Liquidity and Capital Resources

     We have funded our operations principally with the proceeds of $54.5 million from a series of five preferred stock offerings over the period 2000 through 2003 and the net proceeds of $54.5 million from our initial public offering in October 2003.

     We are a party to four credit facilities for an aggregate amount of $6.8 million as of September 30, 2003 used to finance the purchase of equipment. Our facilities dated as of January 2001 and February 2002 have implicit interest rates of between 8.35% and 11.62%. Our facility dated as of March 2002 has an interest rate of floating 30-Day LIBOR plus 250 basis points or fixed costs of funds plus 250 basis points. Our facility dated as of July 2003 has an interest rate of floating 30-Day LIBOR plus 280 basis points or fixed cost of funds plus 280 basis points. As of September 30, 2003, $2.2 million was outstanding under all of these facilities.

     At September 30, 2003, cash and cash equivalents and short-term investments were $17.1 million compared to $4.1 million at December 31, 2002. Our cash and cash equivalents and short-term investments are highly liquid investments with a maturity of one year or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and high-quality corporate bonds rated AAA to A1+/P1. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

     Net cash used in operations was $6.0 million and $8.5 million for the nine months ended September 30, 2003 and 2002, respectively. The net loss for the nine months ended September 30, 2003, of $15.6 million was partially offset by non-cash charges for depreciation and amortization of $466,000 and stock-based compensation of $1.7 million. Net cash used in investing activities during the nine months ended September 30, 2003 was $12.6 million and consisted of the purchase of short-term investments of $5.2 million, facility leasehold improvement and equipment purchases of $6.6 million and deposits for property and equipment of $1.2 million, partially offset by $800,000 in landlord concessions. Net cash from financing activities for the nine months ended September 30, 2003 was $26.4 million which consists primarily of proceeds from convertible notes of $5.0 million, lines of credit of $1.0 million, and the Series E Convertible Preferred Stock offering of $20.8 million, offset by payments of equipment debt financing obligations of approximately $448,000.

     We intend to spend approximately $13.0 million for capital expenditures in 2003, of which $7.5 million will be for leasehold improvements and $5.5 million will be for equipment. Total leasehold improvements, net of landlord allowances, will be approximately $7.5 million for our new corporate, research and development facility. As of September 30, 2003, obligations of approximately $1.4 million remain outstanding under this project. Approximately $5.5 million will be spent on capital equipment for the initial fit-out of our new corporate, research and development facility. Our $5.5 million line of credit established in July 2003 will be the primary source of funds for this equipment.

     We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additions to personnel and clinical trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, legal and accounting staff, add infrastructure and incur additional costs related to being a public company, including directors’ and officers’ insurance, investor relations programs and increased professional fees. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of regulatory approvals, payments received or made under collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing and our or our partners’ success in developing markets for our product candidates. We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses, debt repayments and capital equipment requirements for at least the next two years.

     Except for the equipment lines of credit described above, we have no credit facility or other committed sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Any future funding may dilute the ownership of our equity investors.

Recent Accounting Pronouncements

     In December 2002, the EITF reached consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” that the provisions of EITF Issue No. 00-21 should be used to determine when a revenue arrangement for multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF Issue No. 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, fair valuation of stock related to stock-based compensation and income taxes. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

     Revenue Recognition. We use the milestone payment method of revenue recognition when all milestones in respect of payments to be received under contractual arrangements are determined to be substantive, at-risk and the culmination of an earnings process. Substantive milestones are payments that are conditioned upon events requiring substantive effort, when the amounts of the milestones are reasonable relative to the time, effort and risk involved in achieving them and when the milestones are reasonable relative to each other and the amount of any up-front payment. If these criteria are not met, the timing of the recognition of revenue from the milestone payment may vary.

     Accrued Expenses. As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include professional service fees, such as lawyers and accountants, contract service fees, such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials, and fees paid to contract manufacturers in conjunction with the production of clinical materials. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often judgmental. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

     Stock-Based Compensation. We have elected to follow APB 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS 123, “Accounting for Stock-Based Compensation.” In the notes to our financial statements we provide pro forma disclosures in accordance with SFAS 123 and related pronouncements. We account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and EITF Issue No. 96-18. The two factors which are most likely to affect charges or credits to operations related to stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of such fair value.

     If our estimates of the fair value of these equity instruments are too high or too low, our expenses will be overstated or understated. Because shares of our common stock were not publicly traded during the period covered by this report, we have valued our stock and stock option grants by considering comparative values of stock of public companies discounted for the risk and limited liquidity of our common stock, the pricing of private sales of our convertible preferred stock, events that have occurred since the date of the grants, economic trends, perspective provided by investment banks and the comparative rights and preferences of the securities we granted compared to the rights and preferences of our other outstanding equity securities.

     Income Taxes. As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     The Company has not recorded any tax provision or benefit for the three and nine months ended September 30, 2003 or the years ended December 31, 2000, 2001 and 2002. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss cannot be sufficiently assured at September 30, 2003 and December 31, 2002. At September 30, 2003 and December 31, 2002, the Company had federal net operating loss carryforwards of approximately $24.0 million and $16.1 million, respectively, available to reduce future taxable income, which will begin to expire in 2020. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carry forwards which can be used in future years.

Forward-looking Statements

     This report contains forward-looking statements. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements may be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Investors should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•	general economic and business conditions;

•	changes in governmental laws and regulations relating to the development and commercialization of pharmaceutical products;

•	the financial condition of our collaborative partners; and

•	competition in our industry.

     All written and oral forward-looking statements made in connection with this report on Form 10-Q which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” and other cautionary statements included in our registration statement on Form S-1 (File No. 333-107599). We disclaim any obligation to update information contained in any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments, and restricted cash that have maturities of less than one year. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments, but may increase the interest expense associated with our debt.

Item 4. Controls and Procedures

     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2003. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Form 10-Q quarterly report has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2003, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

Reverse Stock Split

     In October 2003, we completed a 1 for 1.83008 reverse stock split of our common stock. The conversion ratios of our preferred stock were adjusted to reflect this reverse stock split. Our preferred stock automatically converted into shares of common stock upon the closing of our initial public offering.

Issuances of Securities

In the three months ended September 30, 2003, we issued:

(1)	options to purchase an aggregate of 399,682 shares of common stock to our employees, directors and consultants at an exercise price of approximately $1.41 per share;

(2)	2,263,272 shares of Series E convertible preferred stock to a group of accredited investors upon conversion of convertible promissory notes;

(3)	9,292,284 shares of Series E convertible preferred stock to a group of accredited investors at a purchase price of $2.25 per share for aggregate consideration of $20,907,639; and

(4)	259,878 shares of common stock as a result of stock option exercises at prices ranging from $0.28 per share to $0.62 per share.

     All of the above-described issuances were exempt from registration (i) pursuant to Section 4(2) of the Securities Act, or Regulation D or Rule 144A promulgated thereunder, as transactions not involving a public offering or (ii) Rule 701 promulgated under the Securities Act or (iii) as transactions not involving a sale of securities. With respect to each transaction listed above, no general solicitation was made by either us or any person acting on our behalf, the securities sold are subject to transfer restrictions and the certificates for the shares contained an appropriate legend stating such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. No underwriters were involved in connection with the sales of securities referred to above.

Report of Offering of Securities and Use of Proceeds Therefrom

     The date of the initial public offering of our common stock was October 17, 2003. The managing underwriters were Lehman Brothers Inc., Pacific Growth Equities, LLC and Thomas Weisel Partners LLC. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Form S-1 Registration Statement (SEC File No. 333-107599) that was declared effective by the Securities and Exchange Commission on October 15, 2003. The offering was closed on October 22, 2003. All 6,000,000 shares of common stock registered under the registration statement were sold at a price to the public of $10.00 per share. As part of the initial public offering, we granted the underwriters an over-allotment option to purchase up to an additional 900,000 shares of our common stock. The underwriters did not exercise their over-allotment option. All of the shares of common stock were sold by us and there were no selling stockholders in the offering. The offering did not terminate until after the sale of all of the securities registered on the Registration Statement. The aggregate gross proceeds from the shares of common stock sold by us were $60.0 million. The aggregate net proceeds to us from the offering were approximately $54.5 million after deducting $4.2 million in underwriting discounts and commissions paid to the underwriters and an estimated $1.3 million in other expenses incurred in connection with the offering.

     We currently intend to use the proceeds of the offering for research and development activities, including clinical trials for our product candidates, purchases of capital equipment, licensing activities and other general corporate purposes. The amount and timing of our actual expenditures will depend on numerous factors, including the progress of our research and development activities and clinical trials, the number and breadth of our product development programs, our ability to establish and maintain corporate collaborations and other arrangements and the amount of cash, if any, generated by our operations. We will retain broad discretion in the allocation and use of the proceeds of the offering. Pending application of the proceeds, as described above, we will invest any remaining proceeds in short-term, investment-grade, interest-bearing securities.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to Vote of Security Holders

     On July 1, 2003, July 9, 2003, July 25, 2003, July 30, 2003, July 31, 2003, September 2, 2003, September 4, 2003 and October 7, 2003, our stockholders approved certain actions by written consent in lieu of special meeting as described below.

     On July 1, 2003, our stockholders approved an amendment and restatement of our certificate of incorporation to increase our authorized capital and create our Series E convertible preferred stock. Stockholders holding 9,786,455 shares out of a total of 10,127,356 outstanding shares of common stock (on an as-converted, post-reverse stock split basis) approved this action by written consent.

     On July 9, 2003, our preferred stockholders approved the taking of all actions necessary to enter into our agreement with GlaxoSmithKline. Stockholders holding 16,768,033 shares out of a total of 20,758,157 outstanding shares of preferred stock approved this action by written consent.

     On July 9, 2003, our preferred stockholders approved all matters relating to a proposed $5.5 million credit agreement with Manufacturers and Traders Trust Company. Stockholders holding 16,768,033 shares out of a total of 20,758,157 outstanding shares of preferred stock approved this action by written consent.

     On July 25, 2003, our stockholders approved (i) the form, terms and provisions of the omnibus addendum and amendment to Series E convertible preferred stock purchase agreement and fourth amended and restated stockholders’ agreement, (ii) an amendment to our fifth restated certificate of incorporation to increase the maximum number of directors of our board of directors from six to eight and grant a certain stockholder the right to elect one member to our board of directors and (iii) an amendment to our amended and restated bylaws. Stockholders holding 11,012,842 shares out of a total of 12,757,378 outstanding shares of common stock (on an as-converted, post-reverse stock split basis) approved this action by written consent.

     On July 30, 2003, our preferred stockholders approved an amendment to our stock restriction, stock purchase pledge and stock restriction agreements with Edward M. Rudnic, Ph.D. Stockholders holding 16,768,033 shares out of a total of 27,565,555 outstanding shares of preferred stock approved this action by written consent.

     On July 31, 2003, our preferred stockholders approved (i) the taking of actions necessary to effectuate the proposed initial public offering of our common stock and (ii) a guaranty agreement, subordination agreement and pledge agreement in connection with the $5.5 million credit agreement with Manufacturers and Traders Trust Company. Stockholders holding 16,768,033 shares out of a total of 27,565,555 outstanding shares of preferred stock approved this action by written consent.

     On September 2, 2003, our stockholders approved an amendment to our stock incentive plan that increased the number of authorized shares of our common stock available for issuance under the plan from 2,185,696 shares to 4,098,182 shares (on a post-reverse stock split basis). Stockholders holding 12,978,921 shares out of a total of 16,689,847 outstanding shares of common stock (on an as-converted, post-reverse stock split basis) approved this action by written consent.

     On September 4, 2003, our preferred stockholders approved the taking of all actions necessary to enter into our agreement with Par Pharmaceutical. Stockholders holding 21,212,477 shares out of a total of 27,565,555 outstanding shares of preferred stock approved this action by written consent.

     On October 7, 2003, our stockholders approved (i) a 1 for 1.83008 reverse stock split of our common stock and the filing of a second certificate of amendment to our fifth restated certificate of incorporation, (ii) the amended and restated certificate of incorporation, to be effective upon the closing of our initial public offering, (iii) the amended and restated bylaws, to be effective upon the closing of our initial public offering, (iv) an amendment to our stock incentive plan that increased the number of authorized shares of our common stock available for issuance under the plan from 4,098,182 shares to 5,098,182 shares (on a post-reverse, stock split basis), (v) the adoption of our employee stock purchase plan and (vi) the division of our board of directors into three classes serving staggered three year terms. Stockholders holding 12,978,921 shares out of a total of 16,749,186 outstanding shares of common stock (on an as-converted, post-reverse stock split basis) approved this action by written consent.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K, on November 24, 2003, furnishing our financial results for the three and nine months ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCIS PHARMACEUTICAL CORPORATION

By:	/s/ Edward M. Rudnic Edward M. Rudnic, Ph.D. President and Chief Executive Officer

By:	/s/ Steven A. Shallcross Steven A. Shallcross Senior Vice President and Chief Financial Officer

Dated: November 25, 2003

EXHIBIT INDEX

Exhibit Page Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.