Form 10-K
period 2003-12-31
ADVANCIS PHARMACEUTICAL CORP
filed 2004-03-08
CIK 1161924

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-50414

ADVANCIS PHARMACEUTICAL CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	52-2208264
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

20425 Seneca Meadows Parkway
Germantown, Maryland	20876
(Address of principal executive offices)	(Zip Code)

(301) 944-6600

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year — if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      As of February 17, 2004, 22,792,517 shares of the registrant’s common stock were outstanding. As of February 17, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $83,370,197. The registrant’s common stock was not publicly traded on June 30, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Advancis Pharmaceutical Corporation’s Notice of Annual Stockholder’s Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

ADVANCIS PHARMACEUTICAL CORPORATION
PART I
Item 1. Business
Overview
Advancis Highlights
Market Opportunity
Our Solution
Our Strategy
Our Product Pipeline
Generic Product Candidate
Our Collaboration with GlaxoSmithKline
Our Collaboration with Par Pharmaceutical
Manufacturing
Marketing and Sales
Competition
Patent and Intellectual Property Protection
Government Regulation
Employees
FACTORS THAT MAY AFFECT OUR BUSINESS
Risks Related to our Business
Risks Related to our Industry
Other Risks
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Consolidated Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Background
Results of Operations
Liquidity and Capital Resources
Payments Due by Period
Recent Accounting Pronouncements
Critical Accounting Policies and Estimates
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
PART IV
(b) Reports on Form 8-K
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
ADVANCIS PHARMACEUTICAL CORPORATION BALANCE SHEETS
STATEMENTS OF OPERATIONS
ADVANCIS PHARMACEUTICAL CORPORATION NOTES TO FINANCIAL STATEMENTS
Use of Estimates
Cash and Cash Equivalents
Restricted Cash
Fair Value of Financial Instruments
Marketable Securities
Comprehensive Income
Property and Equipment
Intangible Assets
Revenue Recognition
Research and Development
Impairment of Long-Lived Assets
Deferred Credit on Lease Concession
Accounting for Stock-Based Compensation
Income Taxes
Earnings Per Share
Recent Accounting Pronouncements
Convertible Notes Payable
Lines of Credit
Montgomery County Note Payable
Voting
Dividends
Liquidation Preference
Redemption
Conversion
Reverse Stock Split
Initial Public Offering
Beneficial Conversion Feature -- Interest Expense on Convertible Notes
Restricted Stock
Leases
Legal Proceedings
Loans to Executive Officer
Consulting Arrangements
Ex23.1
Ex-31.1
EX-31.2
Ex-32.1
EX-32.2

ADVANCIS PHARMACEUTICAL CORPORATION

INDEX

FORM 10-K

PART I

Item 1.	Business

      This annual report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, that involve risks and uncertainties. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Factors That May Affect Our Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.

Overview

      We are a pharmaceutical company focused on developing and commercializing pulsatile drug products that fulfill substantial unmet medical needs in the treatment of infectious disease. We are developing a broad portfolio of drugs based on our novel biological finding that bacteria exposed to antibiotics in front-loaded, sequential bursts, or pulses, are killed more efficiently and effectively than those exposed to standard antibiotic treatment regimens. Based on this finding, we have developed a proprietary, once-a-day pulsatile delivery technology called PULSYS.

      We have focused initially on developing pulsatile formulations of approved and marketed drugs that no longer have patent protection or that have patents expiring in the next three years. We currently have four pulsatile drugs in Phase I/ II clinical trials, four pulsatile drugs or drug combinations in late stage preclinical development and are exploring pulsatile formulations for a range of other antibiotics.

      We intend to commercialize our pulsatile products through third party collaborations and with an internal marketing and sales force. In July 2003, we entered into a collaboration agreement with GlaxoSmithKline pursuant to which we licensed patents and PULSYS technology for use with its Augmentin (amoxicillin/clavulanate combination) products, which collectively had 2002 U.S. sales of over $1.5 billion, and with limited other amoxicillin products. GlaxoSmithKline will be responsible for the clinical development, manufacture and sale of the products. We received an initial payment of $5 million from GlaxoSmithKline upon signing of our collaboration agreement, a $3 million payment upon achievement of the first milestone, and can receive additional milestone payments of up to $49 million if it achieves specified product development goals. In addition, upon commercialization of any of the products, we would receive certain royalty payments and may receive incentive payments of up to $50 million if specified annual sales goals are achieved.

      We are also developing a non-pulsatile, generic formulation of the antibiotic Biaxin XL (extended release clarithromycin), for which the patent covering the active pharmaceutical ingredient expires in 2005. We have licensed to Par Pharmaceutical the distribution and marketing rights to this product. We intend to use any cash flow generated by this product to accelerate development of our pulsatile drug candidates.

      We were incorporated in Delaware in December 1999 and commenced operations in January 2000. Our principal executive offices are located at 20425 Seneca Meadows Parkway, Germantown, Maryland 20876. Our telephone number is (301) 944-6600. Our website is www.advancispharm.com. Information contained on our website is not part of, and is not incorporated into, this annual report on Form 10-K. Our filings with the SEC are available without charge on our website as soon as reasonably practicable after filing.

      Advancis, Advancis Pharmaceutical Corp., the Advancis logo, PULSYS and MAPS are trademarks and trade names of Advancis Pharmaceutical Corporation. All other trademarks, trade names or service marks appearing in this annual report on Form 10-K are the property of their respective owners.

Advancis Highlights

      Focus on significant unmet needs in the growing antibiotic market. The large market for antibiotics is expected to continue to grow in light of the aging of the United States population, the increased use of therapies that compromise the immune system such as cancer chemotherapy and the growing prevalence of immune related diseases such as AIDS. In addition, the increased incidence of antibiotic resistant bacteria has limited the effectiveness of many currently available antibiotics. Despite the substantial and growing antibiotic market, there has been little progress in addressing the limitations of currently available antibiotics, such as increased incidence of resistant bacteria and inconvenient multiple daily dosage requirements and lengthy treatments, which reduce patient compliance. Many large pharmaceutical companies have reduced discovery and development efforts in this sector and others have stopped developing antibiotic products. We believe that the unmet needs and apparent lack of emphasis by many large pharmaceutical companies create substantial opportunities in this market.

      Broadly applicable approach with multiple advantages. We believe our pulsatile drugs have multiple therapeutic advantages over currently available antibiotics, including improved efficacy, reduced incidence of resistance, fewer side effects, once daily dosing, shorter treatment periods and increased bioavailability (or ability to be absorbed by the body). Although our studies of pulsatile drugs have been limited to antibiotics, we believe that pulsatile dosing may offer therapeutic advantages in the areas of antivirals, antifungals and oncology.

      Anticipated reduced development risk, cost and time frame. We intend to reduce development risk and expense and decrease time to market for our drug candidates by focusing on developing improved versions of approved and marketed drugs, either delivered alone or in combination with other drugs. Since these existing drugs have already been proven to be safe and effective, we anticipate being able to rely, in part, on prior regulatory approvals and existing safety and efficacy data in seeking FDA approval of our pulsatile drugs. We expect that our ability to rely on these prior approvals and existing data will significantly reduce the costs associated with generating our own pre-clinical and clinical data and accelerate our drug development process.

      Pipeline of product candidates in clinical and pre-clinical trials. We currently have four pulsatile drugs in Phase I/ II clinical trials, four pulsatile drugs or drug combinations in late stage preclinical development and are exploring pulsatile formulations for a range of other antibiotics and antibiotic combinations. We are also developing a non-pulsatile, generic formulation of Biaxin XL (extended release clarithromycin), for which the patent covering the active pharmaceutical ingredient expires in 2005. We have licensed to Par Pharmaceutical the distribution and marketing rights to this product. We intend to use any cash flow generated by this product to accelerate development of our pulsatile drug candidates.

      Multiple PULSYS commercialization strategies. We anticipate collaborating with other large pharmaceutical companies, in addition to GlaxoSmithKline, to apply our technology to develop pulsatile versions of widely distributed antibiotics, such as those prescribed by general practitioners, as well as combinations of such products. These collaborations will allow us to enter large markets more quickly with the greater financial and marketing resources of our partners. We also intend to develop proprietary antibiotic combination products and will seek to in-license or acquire antibiotic products that we believe can be improved with our novel pulsatile dosing approach. Our internal product development and drug acquisition activities are focused on drugs that we can sell to concentrated groups of pharmaceutical prescribers, such as hospital-based physicians and specialists, as well as primary care physicians. These strategies provide us with a broad range of opportunities to achieve commercial success.

      Multi-level patent strategy. We have implemented a multi-level patent strategy in order to protect our pulsatile drugs. The first level is comprised of “umbrella” patents and patent applications to protect the pulsatile delivery of general classes of drugs, such as antibiotics and antivirals. The second level is comprised of “sub-umbrella” patents and patent applications, protecting the pulsatile delivery of subclasses of drugs, such as beta-lactam antibiotics with enzyme inhibitors. The third level includes filing patent applications for specific pulsatile drugs. We intend to continue to use and enhance this strategy in order to protect our intellectual property. We currently own 14 issued U.S. patents, two allowed U.S. patents, and 42 U.S. patent applications. We also own 26 international patent applications corresponding to these U.S. patents and applications.

Market Opportunity

      Infectious diseases are caused by pathogens such as bacteria, viruses and fungi that enter the body through the skin or mucous membranes of the lungs, nasal passages and gastrointestinal tract, and overwhelm the body’s immune system. These pathogens establish themselves in various tissues and organs throughout the body and cause a number of serious and, in some cases, lethal infections.

      We believe that the antibiotic market presents a highly attractive opportunity for the following reasons:

      Substantial market. Antibiotics, along with antiviral medications and antifungal medications, constitute the primary categories of the anti-infective market. According to sales data compiled by IMS Health, an independent pharmaceutical industry research firm, worldwide anti-infective sales were approximately $44.7 billion in 2002, including $20.3 billion in North America. Antibiotics accounted for approximately $27.2 billion of such 2002 worldwide sales, including more than $10 billion in North America.

      Increased resistance to existing therapies. Certain medical practices and sociological factors have led to increased bacterial resistance to many currently available antibiotics. Bacterial resistance has been fostered through the erroneous prescription of anti-infective drugs for non-bacterial infections and unconfirmed infections and the administration of broad spectrum antibiotics before the specific disease-causing pathogen has been identified. In addition, the lack of patient compliance with prescribed course of therapies has contributed to bacterial resistance to currently marketed compounds. For example, it is estimated that penicillin is ineffective against one-third of all Streptococcus pneumoniae, a type of bacteria that can cause pneumonia, meningitis and ear infections. The increased prevalence of resistant bacteria has resulted in prolonged hospitalizations, increased healthcare costs and higher mortality rates.

      Growing need for improved new drugs. Social and demographic factors are contributing to the growth in the antibiotic market and the need for new, more effective therapies. The aging population of the United States is more likely to have suppressed immune systems and will require drugs that are effective against increasingly resistant strains of bacteria. Patients diagnosed with diseases that target the immune system, such as AIDS, increasingly require therapies that are more effective to combat infection. In addition, the pharmaceutical industry continues to develop therapeutics, such as cancer chemotherapy, that weaken the immune system as a side effect of the primary therapy. As a result, there is a strong demand for new treatments that are more potent, more effective against resistant strains and that cause fewer side effects.

      Difficulties in developing new classes of anti-infective compounds. We believe that the growing problem of resistance and other limitations of currently available antibiotics are not being adequately addressed. Moreover, many of the large pharmaceutical companies have reduced research and development efforts in this sector and others have stopped producing anti-infective products, possibly because of the difficulties involved in developing new antibiotic compounds.

      Reduced development risk and costs. In vitro and early in vivo testing of anti-infective drugs has been shown to be more predictive of human clinical results than testing in other therapeutic categories. Accordingly, there is reduced development risk and cost associated with the production of anti-infective products.

      Limitations of standard treatment regimens. In addition to the increased incidence of antibiotic resistant bacteria, we believe that standard antibiotic treatment regimens have several other limitations, including multiple daily dosage requirements, lengthy treatment periods, limited effectiveness and severe side effects, all of which decrease patient compliance and ultimately, therapeutic efficacy.

Our Solution

Our Novel Discovery

      The significant unmet needs in the anti-infective market prompted our founders to search for a more efficient method to attack bacteria. We found that, as a result of the relatively short natural life cycle of bacteria, antibiotics are more effective in killing bacteria when released in three to five pulses that each occur within the first six to eight hours following initial dosing. To exploit this finding, we have developed a proprietary, once-a-

day delivery technology called PULSYS that enables rapid, pulsatile delivery of antibiotics and improved bioavailability, or ability to be absorbed by the body. We believe that our novel finding, as implemented through our PULSYS technology, will result in the following therapeutic advantages:

•	Improved bactericidal activity, or bacteria killing efficiency.

•	Once daily dosing and shorter length of treatment resulting in increased patient convenience and compliance.

•	Lower overall drug dose with reduced side effect profile.

•	Decreased emergence of antibiotic resistant bacteria.

Biological Foundation for our Approach

      Our approach to improving antibiotic effectiveness represents a departure from traditional methods, which were focused on increasing drug dosages and searching for new classes of drugs. Our pulsatile dosing approach attempts to increase antibiotic effectiveness by better addressing the growth cycle and natural defense mechanisms of bacteria. Studies have shown that antibiotics are generally more effective against bacteria that are actively growing. Following the administration of a dose of immediate release antibiotics, surviving bacteria generally react by entering into a dormant state during which the bacteria are more difficult to kill. Our preclinical studies show that our pulsatile approach is more effective because the gradually increasing staggered releases of drugs do not appear to trigger the natural defense mechanisms in bacteria that cause the bacteria to enter into a dormant state. As a result, the active bacteria may be acted upon and killed more easily by the antibiotic agent. By keeping the bacteria in an active, non-defensive state, we may be able to increase antibiotic effectiveness without increasing overall dosages.

      The graph below conceptually illustrates drug concentration in a patient’s bloodstream over a 24-hour period comparing drugs administered through our PULSYS system with standard twice daily dosing. The standard dosing regimen reflects the administration of an immediate release tablet at the start of a day, followed by an additional immediate release tablet 12 hours later. The PULSYS profile reflects the administration of a single dose designed to release the drug in four front-loaded pulses, with no additional doses administered for the balance of the day.

Preclinical Results

      We have evaluated the effectiveness of antibiotics administered in front-loaded, sequential pulses in both laboratory and animal studies. Our preliminary findings indicate that the pulsatile dosing of certain antibiotics not only eliminates more bacteria and may lower the development of antibiotic-resistant bacteria strains, but that it is able to do so at significantly lower drug concentrations and with shorter courses of therapy than those required under currently available treatments. For example, our preclinical studies with amoxicillin have shown that:

•	Standard regimens of amoxicillin (immediate release products taken two or three times daily) inhibited growth of a resistant strain of Strep. pneumoniae, but did not have a bactericidal effect, whereas pulsatile dosing of amoxicillin had a significant bactericidal effect against such resistant strain of Strep. Pneumoniae.

•	Strep. pneumoniae became more resistant after three or four days of two or three times a day dosing of amoxicillin, but did not become resistant after once daily dosing with our PULSYS system over the same time period.

•	Amoxicillin delivered through our PULSYS system eliminated a sensitive strain of Strep. pneumoniae at antibiotic levels that would not otherwise be expected to inhibit bacterial growth.

Clinical Results

      We currently have five drug candidates, including four pulsatile drug candidates, in Phase I/ II clinical trials. During Phase I studies, a drug is initially introduced into healthy human subjects and tested for safety, dosage, tolerance, absorption, metabolism, distribution and excretion. During Phase II studies, a drug is introduced to patients that have the medical condition that the drug is intended to treat. Phase II studies are intended to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Phase II studies may often be combined with Phase I studies (referred to as Phase I/ II studies) in certain instances when safety issues may be less prevalent. Currently, our drug products primarily represent improved versions of approved and marketed drugs, either delivered alone or in combination with other drugs. Since these existing drugs have already been proven to be safe and effective, we anticipate being able to rely, in part, on prior regulatory approvals and existing safety and efficacy data in seeking FDA approval of our pulsatile drugs.

      Our drug candidates in Phase I/ II clinical trials have been administered to an aggregate of 479 subjects. Of these subjects, 166 subjects have been treated with our pulsatile drug products and 313 subjects have been treated with different formulations of our generic clarithromycin product. Our initial results from our Phase I/ II clinical trials on our pulsatile drug candidates support our ability to deliver each of these product candidates in a pulsatile manner. We are conducting additional Phase I/ II clinical trials to optimize the dosing profile. Studies for our pulsatile products differ in scope and purpose from those for our generic product; the latter are primarily to demonstrate bioequivalence. We have conducted preliminary bioequivalence tests with our generic clarithromycin product and are planning pivotal in vivo bioequivalence tests to support an ANDA filing for this product.

      PULSYS — Our Enabling Technology

      In order to develop drugs based on our novel biological finding, we created a proprietary, once-a-day drug delivery technology called PULSYS. PULSYS is designed to sequentially release specific portions of the drug dose, yielding a pulsatile pattern of antibiotic release. PULSYS is a solid oral dosage form that may contain multiple pellets with varying release profiles that are combined in a proportion to produce optimum medication levels during the first few hours after dosing. We anticipate that our pulsatile drugs will each provide for once-a-day dosing.

      PULSYS utilizes commonly used inactive ingredients and common manufacturing processes. We are also exploring the administration of pulsatile drugs in forms other than solid oral dosage forms.

      PULSYS drugs are designed using MAPS, our proprietary enabling design regimen, which we created to evaluate and develop new pulsatile drug candidates. MAPS combines computer simulations with microbiology and other laboratory experiments to analyze the physical, chemical, biological and microbiological properties of each specific antibiotic in order to optimize selection and design of pulsatile drug candidates. This analysis includes an evaluation of the solubility, permeability, stability and metabolism profiles of antibiotics as a function of position in the gastro-intestinal tract. We attempt to optimize overall antibiotic bioavailability by adjusting the timing and composition of pulses. By examining the bioavailability of antibiotics prior to the selection of PULSYS candidates, we believe that we will increase the likelihood of successful product development.

Our Strategy

      We intend to use our novel finding and related proprietary technology to develop and commercialize more efficient, effective and convenient pharmaceutical products, with an initial focus on antibiotics. To achieve this objective, we have adopted the following product development and commercialization strategies:

      Commercialize products with multiple advantages. We intend to develop pulsatile drugs that have multiple therapeutic advantages over currently available antibiotics, including improved efficacy, reduced incidence of resistance, fewer side effects, once daily dosing, shorter treatment periods and increased bioavailability.

      Focus initially on existing antibiotics. We intend to reduce development risk and expense and decrease time to market for our drug candidates by focusing on improved versions of approved and marketed drugs, either delivered alone or in combination with other drugs. The additional benefits of developing improved formulations of existing and approved antibiotics include reasonable and predictable production costs and higher probability of market acceptance due to the use of well-known antibiotics. In addition, since these existing products have already been proven to be safe and effective, we anticipate being able to rely on existing approvals and existing safety and efficacy data, which would allow us to reduce the amount of new data that we will need to generate in order to support FDA approval of our products.

      Pursue third party collaborations for widely distributed antibiotics. We anticipate collaborating with other large pharmaceutical companies, in addition to GlaxoSmithKline, to apply our technology to develop pulsatile versions of widely distributed antibiotics, such as those prescribed by general practitioners, as well as combinations of such products. These collaborations will allow us to enter large markets more quickly with the greater financial and marketing resources of our partners. In addition, we intend to incorporate our technology into products that are under development and to apply our technology to produce improved formulations of broad spectrum antibiotics that have not been successfully commercialized because of problems such as inconvenient dosing regimens or efficacy concerns.

      Develop proprietary antibiotic combination products. We intend to focus our initial internal development efforts on pulsatile formulations of antibiotic combination products that we can sell to concentrated groups of customers, such as hospital-based physicians or specialists. This concentration will allow us to commercialize our pulsatile drugs with a relatively small internal sales force. Our initial proprietary pulsatile drug candidate is a fluoroquinolone/metronidazole combination.

      License or acquire antibiotic products. We intend to license or acquire antibiotic products that we believe can be improved with our PULSYS technology. We are focused on drugs and drug candidates that would be sold in niche markets and that have been proven to be safe and effective in their traditional formulations.

Our Product Pipeline

      The following table summarizes the antibiotic compounds we have in clinical trials and late stage preclinical development. We expect that these compounds will serve as the basis for drug products or, with additional clinical development, drug combination products. Each of our product candidates is still in the early stage of development. Due to our on-going research and development efforts, additional or alternative compounds may be selected to replace or supplement the compounds described below.

Advancis			PULSYS
Product	Key Indication(s)	Current Therapy	Targeted Added Value	Product Opportunity

PHASE I/ II PULSYS PRODUCT CANDIDATES
Amoxicillin	Upper respiratory tract infections (URTI)	10-14 days, two or three times daily	Once daily, lower dose, shorter duration (5-7 days)	Alone and in combination with other drugs
Clarithromycin	URTI, acute exacerbation of chronic bronchitis (AECB), sinusitis	7-14 days, one to two times daily	Once daily, lower dose, shorter duration (5-7 days)	Alone or in combination with other drugs
Metronidazole	Trichomoniasis, amebiasis	1-10 days, one to three times daily	Single dose therapy	Alone and in combination with other drugs
Amoxicillin/ clavulanate combination	AECB, sinusitis	10-14 days, two or three times daily	Once daily, lower dose, shorter duration (5-7 days)	As a combination
NON-PULSATILE GENERIC PRODUCT CANDIDATE (ANDA to be filed)
Clarithromycin extended release(1)	URTI, AECB, sinusitis	7-14 days, once daily	N/A	Alone
PRECLINICAL PRODUCT CANDIDATES (2)
Amoxicillin/ clarithromycin combination	URTI, urinary tract infections (UTI), AECB, sinusitis	10-14 days, twice daily	Once daily, lower dose, broader spectrum, shorter duration (5-7 days)	As a combination
Cefuroxime	UTI, skin and skin structure infections	7-10 days, twice daily	Once daily, lower dose, shorter duration (3-5 days)	Alone and in combination with other drugs
Ciprofloxacin	UTI, intra- abdominal infections	3-14 days, once or twice daily	Once daily, lower dose, shorter duration (1-3 days)	Alone and in combination with other drugs
Fluoroquinolone/ metronidazole combination	Intra-abdominal infections post- surgery	7-14 days, twice daily	Once daily, shorter duration (3-5 days)	As a combination

(1)	Non-pulsatile equivalent to Biaxin XL tablets (clarithromycin extended-release tablets).

(2)	We are conducting in vitro studies of each of our preclinical products.

      For an explanation of the terms Preclinical, Phase I, Phase II, Phase I/II, Phase III and ANDA, please refer to the information under the heading “Government Regulation” below.

      Our research and development group is actively engaged in identifying additional candidates for our product development pipeline, such as cefpodoxime, doxycycline and a cephalosporin/clarithromycin combination. In identifying our product opportunities, our research and development group works directly with our formulation group to examine the practical aspects of drug development, including manufacturability and applicable regulatory issues.

      We intend to explore the use of our pulsatile dosing approach beyond antibiotics to other therapeutic categories, such as antiviral and antifungal therapies and treatments for cancer. Although we have not tested the effectiveness of pulsatile dosing for these applications, we believe that our approach may yield benefits similar to those we have found for the treatment of bacterial infections.

Pulsatile Product Candidates

      We intend to develop the pulsatile drugs listed below, incorporating one or more of the following improvements:

•	Once-a-day formulation.

•	Lower dose.

•	Shorter duration of therapy.

•	Reduced side effect profile.

•	Combination product with superior efficacy over either product alone.

•	Improved pediatric dosage form.

•	Geriatric dosage form.

Amoxicillin

      Amoxicillin (marketed by GSK as Amoxil and marketed by other companies as a generic product) is a semi-synthetic antibiotic that is effective for the treatment of a variety of conditions, including ear, nose and throat infections, urinary tract infections, skin infections and lower respiratory infections. In 2002, amoxicillin had U.S. sales of approximately $490 million. Amoxicillin is generally recommended for dosing two or three times daily, for a period of ten to 14 days.

      Our in vitro studies demonstrated that standard regimens of amoxicillin (immediate release products taken twice daily or three-times daily) inhibited growth of a resistant strain of Strep. pneumoniae, but did not have a bactericidal effect, whereas pulsatile dosing of amoxicillin had a significant bactericidal effect against such resistant strain of Strep. pneumoniae. Our studies also showed that:

•	Strep. pneumoniae became more resistant after three or four days of two or three times a day dosing of amoxicillin, but did not become resistant after once daily dosing with our PULSYS system over the same time period.

•	Amoxicillin delivered through our PULSYS system eliminated a sensitive strain of Strep. pneumoniae at antibiotic levels that would not have otherwise be expected to inhibit bacterial growth.

      Our initial results from Phase I/ II clinical trials support our ability to deliver amoxicillin in a pulsatile manner. We are currently conducting additional Phase I/ II clinical trials to optimize the dosing profile.

      We intend to develop pulsatile amoxicillin products alone and in combination with other drugs. We anticipate marketing our amoxicillin products and amoxicillin combination products through third party collaborations. For example, in March 2004, we entered into a letter of intent to develop and commercialize our pulsatile amoxicillin product with Par Pharmaceutical – see “Our Collaboration with Par Pharmaceutical.”

Clarithromycin

      Clarithromycin (marketed by Abbott Laboratories as Biaxin and Biaxin XL, a once daily treatment) is a semi-synthetic antibiotic, which is available as tablets and granules for oral suspension. Clarithromycin is effective for the treatment of various mild to moderate infections, including pharyngitis/tonsillitis, sinusitis, chronic bronchitis and pneumonia. In 2002, clarithromycin had U.S. sales of approximately $650 million, including sales for both Biaxin and Biaxin XL. Clarithromycin is generally prescribed for twice daily dosing, for a period of seven to 14 days.

      In our in vivo (mice) studies, mice infected with Strep. pneumoniae had a 90% survival rate when treated with clarithromycin dosed once daily in a pulsatile manner as compared to a 50% survival rate when treated with twice daily dosing of immediate release clarithromycin. Moreover, mice in the pulsatile treatment group achieved maximum survivability after five days of treatment compared to maximum survivability after eight days of treatment in the immediate release group. In the same study, mice infected with H. influenzae had a 90% survival rate when treated with clarithromycin dosed in a pulsatile manner as compared to a 10% survival rate when treated with immediate release clarithromycin.

      Our initial results from Phase I/ II clinical trials support our ability to deliver clarithromycin in a pulsatile manner. We are currently conducting additional Phase I/ II clinical trials to optimize the dosing profile.

      We intend to develop pulsatile clarithromycin products alone or in combination with other drugs. We anticipate marketing our clarithromycin products and clarithromycin combination products through third party collaborations.

Metronidazole

      Metronidazole (marketed by Pfizer as Flagyl and as a generic product by other companies) is a synthetic antibiotic with antiprotozoal and antibacterial activity. Metronidazole products are effective for the treatment of a variety of conditions, including trichomoniasis and amebiasis. In 2002, metronidazole had U.S. sales of approximately $75 million. Metronidazole is typically dosed twice daily, for a period of one to ten days.

      Our in vitro studies indicate that metronidazole dosed in a pulsatile manner is as effective against sensitive and highly resistant bacteria as three-times daily dosing of immediate release metronidazole. We found that metronidazole quickly killed bacteria in vitro when administered in a pulsatile fashion. Bacterial colony counts were reduced to undetectable levels after ten hours and were maintained at this level for the duration of the 96-hour experiment against specific sensitive strains of bacteria. These data suggest that a more convenient, once-daily alternative to the standard one to three times daily regimen could be achieved with PULSYS.

      Our initial results from Phase I/ II clinical trials support our ability to deliver metronidazole in a pulsatile manner. We intend to conduct additional Phase I/ II clinical trials to optimize the dosing profile.

      We intend to develop pulsatile metronidazole products alone and in combination with other drugs. We anticipate marketing our metronidazole products and metronidazole combination products through an internal sales force.

Amoxicillin/clavulanate combination

      Amoxicillin/clavulanate (marketed by GSK as Augmentin, and sold by other companies as a generic product) is an antibacterial combination consisting of the semi-synthetic antibiotic, amoxicillin, and the beta-lactamase inhibitor, clavulanate. The combination of amoxicillin and clavulanate is effective for the treatment of a variety of conditions, including ear, nose and throat infections, genitourinary tract infections, skin infections and lower respiratory infections. In 2002, amoxicillin/clavulanate products had U.S. sales of approximately $1.9 billion. Amoxicillin/clavulanate is generally recommended for administration two or three times daily, for a period of ten to 14 days. We have entered into a license agreement with GSK for the development of a pulsatile formulation of the amoxicillin/clavulanate combination. We are cooperating with GSK, as it designs additional preclinical experiments and additional Phase I/ II clinical trials and develops its commercialization strategy.

Amoxicillin/clarithromycin combination

      Amoxicillin and clarithromycin are each effective for the treatment of various infections such as the elimination of H. pylori in gastric ulcer therapy. We intend to develop a value-added amoxicillin/clarithromycin combination product which we believe may deliver performance superior to either drug alone.

      Our in vitro studies have shown that the combination of amoxicillin/clarithromycin when delivered in vitro in a pulsatile fashion was at least as effective in killing bacteria, and in some instances, more effective than the individual antibiotics in eliminating bacteria, even at doses that were significantly lower than the doses used when administered individually. These results indicate that the combination may be more effective than either of the individual antibiotics administered alone.

      Our initial results from Phase I/ II clinical trials of each of amoxicillin and clarithromycin, as described above, support our ability to deliver each of these antibiotics in a pulsatile manner. As described above, we are currently conducting Phase I/ II clinical trials to optimize the dosing profiles of each of amoxicillin and clarithromycin.

      We anticipate marketing this combination product through third party collaborations.

Cefuroxime

      Cefuroxime axetil (marketed by GSK as Ceftin and by other companies as a generic product) is a semi-synthetic antibiotic, available as tablets and granules for oral suspension. Cefuroxime is effective for the treatment of various mild to moderate infections, including urinary tract infections and skin/skin structure infections. In 2002, cefuroxime had U.S. sales of approximately $365 million. Cefuroxime is generally prescribed for twice daily dosing, for a period of seven to ten days.

      In our in vitro studies, cefuroxime administered once daily in a pulsatile manner demonstrated initial bactericidal activity against Staph. aureus and Strep. pneumoniae comparable to twice-daily, immediate release treatment. In contrast to the twice-daily treatment regimen, pulsatile cefuroxime continued to reduce bacterial colonies for two days following the initial day of treatment.

      We intend to develop a value-added formulation of cefuroxime or another similar drug in the cephalosporins class alone and in combination with other drugs, which we would market through third party collaborations.

Ciprofloxacin

      Ciprofloxacin (marketed by Bayer as Cipro) is a synthetic broad-spectrum antibiotic, which is available as tablets and granules for oral suspension. Ciprofloxacin is effective for the treatment of various mild to moderate infections, including urinary tract infections, sinusitis and lower respiratory tract infections. In 2002, ciprofloxacin had U.S. sales of approximately $1 billion. Ciprofloxacin is typically dosed twice daily, for a period of three to 14 days.

      Our in vitro studies indicate that ciprofloxacin dosed once daily in a pulsatile manner is as effective as twice daily dosing of immediate release ciprofloxacin without altering the overall daily dose. We found that ciprofloxacin quickly killed bacteria in vitro when administered in a pulsatile fashion. These data suggest that a more convenient, once-daily alternative to twice-daily, immediate release ciprofloxacin could be achieved with PULSYS.

      We intend to develop a pulsatile formulation of ciprofloxacin primarily for use in combination with other antibiotic drugs, such as metronidazole, which we are also developing with the PULSYS system. We anticipate marketing our ciprofloxacin combination products through an internal sales force. In the event we produce a pulsatile product candidate consisting solely of ciprofloxacin, we anticipate marketing such product through a third party collaboration.

Fluoroquinolone/metronidazole combination

      We intend to develop a pulsatile fluoroquinolone/metronidazole product. We believe that the combination of fluoroquinolone and metronidazole will prove to be effective for the treatment of infections caused by a mixture of anaerobic and aerobic bacteria, such as diabetic foot infections or post-surgery intra-abdominal infections.

      Based on the results of our pulsatile fluoroquinolone and metronidazole experiments, we believe that a combination product containing fluoroquinolone and metronidazole may perform in a fashion superior to either drug alone, particularly when one or both drugs is delivered in a pulsatile manner.

      We anticipate marketing this combination product through an internal sales force targeting gastro-intestinal surgeons.

Generic Product Candidate

Clarithromycin Extended Release

      As part of our analysis in evaluating a pulsatile clarithromycin product, we identified an opportunity to formulate a generic equivalent of Biaxin XL, which we believe we can commercialize without infringing upon the patents held by Abbott Laboratories. We filed a patent application covering the production method of our generic version of this product in October 2000 and are currently in the final stages of clinical trials. In 2002, Abbott’s sales of immediate release clarithromycin were approximately $315 million and its sales of extended release clarithromycin were approximately $335 million. Although our generic equivalent product does not incorporate our pulsatile drug delivery technology, we believe that it presents an opportunity to generate cash flow to accelerate development of our pulsatile drug candidates. We have licensed to Par Pharmaceutical the distribution and marketing rights to this product.

      In the fourth quarter of 2003, we received results from certain bio-equivalency studies of our generic clarithromycin product and in February 2004 received results from a more extensive bio-equivalency study using the same formulation of the product. The initial study of 40 subjects indicated that the product satisfies all bio-equivalency standards established by the FDA when the product is taken with food, which is consistent with the instructions on the product label. However, in an initial study of 34 subjects and the expanded 132-subject study completed in February, the product narrowly missed one of the bio-equivalency standards when taken in the non-recommended, “fasted” state. While the peak drug concentration for our product fell below the confidence interval needed to statistically meet the bio-equivalence standard under this scenario, our product demonstrated a more sustained release profile than the branded (Abbott) counterpart. We intend to pursue a new bio-equivalency study with an adjusted formulation of the product, designed to modify the release profile of the product to more closely correspond to Biaxin XL and meet the standard for bio-equivalence. We expect that the new formulation and subsequent bio-equivalency studies will involve an expanded relationship with Par, whereby Par will assume many of the commercial manufacturing responsibilities for the generic product and the filing of the ANDA.

      We believe this modified strategy will allow for a more efficient ANDA approval process and take advantage of Par’s focus and experience in the generic marketplace. If the new bio-equivalency study proceeds as anticipated, we expect to make an ANDA filing by the third quarter of 2004, and to ultimately launch the product in the second half of 2005. As Abbott’s relevant patent for Biaxin XL expires in the second half of 2005, we anticipate that we will be able to launch our generic product shortly following the patent expiration. However, we can provide no assurance that any generic product will be launched in such time frame, or at all. We are also continuing discussions with various manufacturers, including Par, to supply this product for commercial launch.

Our Collaboration with GlaxoSmithKline

      In July 2003, we entered into a license agreement with GlaxoSmithKline pursuant to which we licensed patents and PULSYS technology to GSK for use with its Augmentin (amoxicillin/clavulanate combination) products and with limited other amoxicillin products. Under the agreement, GSK will be responsible, at its cost and expense, to use commercially reasonable efforts for the clinical development, manufacture and sale of the licensed products. We received an initial non-refundable, non-creditable payment of $5 million from GSK upon signing of the agreement, a $3 million payment upon achievement of the first milestone, and would be entitled to receive additional milestone payments from GSK not to exceed an aggregate of $49 million if it achieves certain product development goals, including commencement of clinical trials and the filing and approval of an NDA with the FDA. In addition, we will receive royalty payments on the commercial sale of products developed under the agreement. We may also receive sales milestone payments of up to $50 million if specified annual sales goals are achieved. The agreement provides for the payment of royalties in each country for at least ten years from the date of the first commercial sale of any licensed product in such country, but the agreement may be terminated at any time by GSK upon relatively short notice or terminated by either party upon a material breach of the agreement by, or the bankruptcy of, the other party. Our receipt of milestone payments, royalty payments and sales milestone payments under the agreement will depend on the ability of GSK to develop and commercialize the products covered by the agreement and is subject to certain conditions and limitations. We cannot assure you that we will receive any additional milestone or royalty payments or that our collaboration with GSK will result in the approval and marketing of any drug.

Our Collaboration with Par Pharmaceutical

      In September 2003, we entered into an agreement pursuant to which we licensed to Par Pharmaceutical the distribution and marketing rights to our generic clarithromycin product. Under the agreement, we will be responsible for the clinical development, regulatory approval and arranging for the initial manufacture of the product and Par Pharmaceutical will be responsible for the marketing and sale of the product. We are entitled to receive milestone payments from Par Pharmaceutical not to exceed an aggregate of $6 million upon achievement of certain goals, including acceptance of an ANDA by the FDA and commercial launch of the product. In addition, we will receive royalty payments equal to over 50% of the net profits from the sale of the product, which royalty rate may be reduced to an amount as low as 25% at our election, upon the assumption by Par Pharmaceutical of certain of our obligations and risks relating to the development of the product. The agreement has an indefinite term, but may be terminated at any time by Par Pharmaceutical upon relatively short notice. Our receipt of milestone and royalty payments under the agreement are subject to certain conditions and limitations and will depend on our success in developing the product and the ability of Par Pharmaceutical to commercialize and sell the product. We cannot assure you that we will receive any milestone or royalty payments or that our collaboration with Par Pharmaceutical will result in the marketing of any drug. Par Pharmaceutical has the right to refrain from marketing activities upon the occurrence of certain events, such as the assertion of patent infringement claims. In addition, subject to a limited exception, we will be obligated to pay for one-half of any costs, expenses or damages resulting from any claims for patent infringement.

      In March 2004, we signed a letter of intent with Par Pharmaceutical as our strategic partner to develop and commercialize our pulsatile amoxicillin product. Under the terms of the letter of intent, we would receive a fee of $5 million and a commitment from Par Pharmaceutical to fund all further development expenses in exchange for granting Par Pharmaceutical the exclusive right to sell Amoxicillin PULSYS and the co-exclusive right to market the product. The two parties intend to jointly fund and run the marketing and sales program and to share operating profits from product sales on an equal basis. We would be responsible for the manufacturing program, would retain all patents and trademarks, and would be responsible for patent and trademark enforcement. The parties expect to negotiate and finalize a definitive agreement, but cannot assure you that a definitive agreement will be entered into in accordance with these terms, or at all.

Manufacturing

      We currently rely on third-party contract manufacturers to produce sufficient quantities of our product candidates for use in the preclinical studies and clinical trials that we are conducting. However, we are in the process of developing the capability to manufacture the necessary supplies for use in our pre-clinical studies and clinical trials. We anticipate that our pilot facility will satisfy our drug production needs through at least Phase II and, in some cases, through Phase III clinical trials. We believe that our initial focus on the production of improved formulations of approved and marketed drugs will reduce the risk and time involved in the establishment of manufacturing capabilities because production of these drugs involves well-known, common manufacturing processes. Until we complete the qualification of our manufacturing facility, we must depend on third-party contract manufacturers for production of our clinical supplies.

      We intend to rely on third-party contract manufacturers to produce sufficient quantities of our drugs for certain of our Phase III clinical trial supplies. In addition, since we intend to rely on third parties for large scale commercialization, we have and will continue to engage those contract manufacturers who have the capability to manufacture drug products in bulk quantities for commercialization.

      In connection with our manufacturing activities, we generate hazardous waste. We are subject to federal and state regulation regarding the disposal of hazardous and potentially hazardous waste. We may incur costs to comply with such regulations now or in the future.

Marketing and Sales

      We have no sales, marketing or distribution capabilities. In order to commercialize any of our product candidates, we must either make arrangements with third parties to perform these services for us or acquire or develop internal sales, marketing and distribution capabilities. We intend to rely on partnerships with larger companies for the sale of widely distributed antibiotics and for international sales. We intend to develop an internal sales force to enable us to market and sell our proprietary combination products in concentrated markets. We also intend to use such an internal sales force to market and sell acquired or licensed products improved with PULSYS.

Competition

      The pharmaceutical industry is highly competitive and characterized by a number of established, large pharmaceutical companies, as well as smaller emerging companies. Our main competitors are:

•	Large pharmaceutical companies, such as GSK, Pfizer, Johnson & Johnson, Aventis, Abbott Laboratories, AstraZeneca, Bayer, Bristol-Myers Squibb and Merck, that may develop new drug compounds that render our drugs obsolete or noncompetitive.

•	Smaller pharmaceutical and biotechnology companies and specialty pharmaceutical companies engaged in research and development of novel antibiotics, such as Cubist, Vicuron, InterMune and King.

•	Drug delivery companies, such as Johnson & Johnson’s Alza division, Biovail and SkyePharma, that may develop a dosing regimen that is more effective than pulsatile dosing.

      In addition, with respect to our generic version of Biaxin XL, we will compete with Abbott Laboratories, the manufacturer of the branded drug, and other manufacturers of generic products.

      Many of our competitors possess greater financial, managerial and technical resources and have established reputations for successfully developing and marketing drugs, all of which put us at a competitive disadvantage. We may also face competition for the in-licensing of products from other companies that may be able to offer better terms to the licensors. Furthermore, new developments, including the development of methods of preventing the incidence of disease, such as vaccines, occur rapidly in the pharmaceutical industry. These developments may render our product candidates or technologies obsolete or noncompetitive.

Patent and Intellectual Property Protection

      Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. We seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Further, all of our employees have executed agreements assigning to us all rights to any inventions and processes they develop while they are employed by us.

      In addition, we intend to use license agreements to access external products and technologies, as well as to convey our own intellectual property to others. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Protection of our intellectual property rights is subject to a number of risks.

      We currently own 16 issued and allowed U.S. patents and 42 U.S. patent applications. Our issued patents cover certain compositions and methods using pulsatile dosing. We also own 26 pending international patent applications corresponding to these U.S. patents and applications.

Government Regulation

      We are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and promotion of drugs under the Federal Food, Drug and Cosmetic Act and the Public Health Services Act, and by comparable agencies in foreign countries. FDA approval is required before any dosage form of any new drug, a generic equivalent of a previously approved drug, or a new combination of previously approved drugs, can be marketed in the United States. All applications for FDA approval must contain information relating to pharmaceutical formulation, stability, manufacturing, processing, packaging, labeling and quality control.

New Drug Application Process

      The process required by the FDA before a new drug may be marketed in the United States generally involves:

•	Completion of preclinical laboratory and animal testing.

•	Submission of an investigational new drug application (IND) which must become effective before the commencement of clinical trials.

•	Performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug product’s intended use.

•	Submission to and approval by the FDA of a New Drug Application (NDA).

      PRECLINICAL: Preclinical studies generally include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies, to assess the safety and efficacy of the product. Preclinical trials also provide a basis for design of human clinical studies.

      Human clinical trials are typically conducted in three sequential phases which may overlap:

      PHASE I: During Phase I studies, the drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

      PHASE II: During Phase II studies, the drug is introduced to patients that have the medical condition that the drug is intended to treat. Phase II studies are intended to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Phase II studies may often be combined with Phase I studies (referred to as Phase I/ II studies) in certain instances when safety issues may be less prevalent.

      PHASE III: When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population, often at geographically dispersed clinical study sites.

      The drug sponsor, the FDA or the institutional review board at each institution at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a concern that the subjects are being exposed to an unacceptable health risk.

      The results of product development, preclinical animal studies and human studies are submitted to the FDA as part of the NDA. The NDA also must contain extensive manufacturing information. The FDA may approve or disapprove the NDA if applicable FDA regulatory criteria are not satisfied or it may require additional clinical data to continue to evaluate the NDA.

      In our NDA submissions, we intend to rely, in part, on prior FDA approvals of the antibiotic ingredients used in our products and on data generated by other parties which help to demonstrate the safety and effectiveness of those ingredients. In the case of products that we may develop in conjunction with sponsors of previously approved products, we expect that we will have a specific right of reference to the data contained in the prior applications. In any case in which we do not have a specific right of reference from the sponsor of the previously approved product, we anticipate our NDA submissions would be covered by Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. All data necessary to satisfy the FDA of the safety and effectiveness of our own versions of these products will have to be generated by or for us and submitted to the FDA in support of our applications. These data are expected to include data establishing the safety and efficacy of the pulsatile dosage and any other differences between the dosage form and the conditions for use of our products and the dosage form and conditions for use of the previously approved products. In the case of antibiotic ingredients not previously approved to be manufactured and sold in the combinations that we propose, it will also be necessary for us to satisfy the FDA’s combination drug policy with data establishing that each active component contributes to the effectiveness of the combination and that the dosage of each component is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy. In its review of our NDA submissions, the FDA will have broad discretion to require us to generate data on these matters, and it is impossible to predict the number or nature of the studies that may be required before the agency will grant an approval. No assurance can be given that NDAs submitted for our products will receive FDA approval on a timely basis, or at all.

      In addition to the need to submit new clinical data and other information sufficient to support the approval of our NDA submissions, under certain circumstances there are additional procedures that may need to be followed, and limitations that may apply, to the submission or approval of a NDA covered by Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. However, these procedures and limitations will not apply to the products in our development pipeline which contain active ingredients that are classified by FDA as antibiotics and that were the subject of approval applications submitted to FDA prior to November 21, 1997. The only active ingredients which are being considered in our current development projects which do not fall within this exempt antibiotic category are metronidazole, and fluoroquinolones such as ciprofloxacin. Of these, at the present time, we do not believe that the applicable limitations will have any effect on our metronidazole development projects. With respect to products containing fluoroquinolones such as ciprofloxacin, in the absence of a licensing agreement, any application for approval that we submit to FDA may need to include statutorily-required certifications regarding our non-infringement of certain patents covering previously approved products, we may be required to notify the original NDA holder and patent holder of those filings, and we may be subject to approval delays of up to 30-months, or longer, in the event that the patent holder brings suit against us for patent infringement within 45 days of such notifications.

      Because all of the products that we have in development, other than our products that would contain only metronidazole or fluoroquinolone ingredients such as ciprofloxacin, contain antibiotic ingredients that were submitted to the FDA for approval prior to November 21, 1997, we will not, under current law, be able to submit to the FDA patent information covering those products. Therefore, once approved, the FDA’s Orange Book, which lists patent information on drug products, will not include patent information on those products. As a consequence, potential competitors who submit 505(b)(2) or ANDA applications for generic versions of those products will not have to provide certifications regarding any of our patents that they may infringe or to provide us notice if they intend to market their products prior to expiration of those patents. Additionally, if we bring a patent infringement action against any such applicants, an automatic 30-month stay of approval of those potentially infringing products will not be granted. However, we would be entitled to pursue traditional patent-law procedures and remedies, such as preliminary and permanent injunctions. In the case of potential generic versions of any of our products that are not classified as exempt antibiotics, such as those containing only metronidazole or fluoroquinolone ingredients such as ciprofloxacin, we would be entitled to list our applicable patents in the Orange Book, potential competitors who submit 505(b)(2) or ANDA applications for generic version of those products would be subject to the certification and notice requirements, and we could obtain automatic 30-month stays of approval of the generic products while we pursue patent infringement actions against the applicants.

      Under the Prescription Drug User Fee Act (PDUFA) generally, the submission of an NDA is subject to substantial application user fees, currently exceeding $500,000, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently exceeding $30,000 per product and $200,000 per establishment. These fees are typically increased annually. Because our products in development contain only active ingredients that have been previously approved in other applications for the same usage indications we intend to seek approval for, we do not believe that we should be subject to any of these user fees. However, FDA has adopted a broad interpretation of the scope of the user fee requirements and, even if we disagree with the legal basis for that interpretation, we may be required to pay these fees with respect to some or all of our products unless and until FDA’s interpretation is successfully challenged. Nevertheless, we believe that the first NDA submission for our pulsatile drug products will be eligible for a waiver of the application fee because of our status as a small business under the user fee statutes. In addition, the PDUFA statute has been subject to significant amendments in connection with its regular reauthorization. We are not in a position to predict whether and how the user fee requirements will be interpreted and applied to us and our products in the future.

Abbreviated New Drug Application Process

      The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, established abbreviated FDA approval procedures for those proprietary drugs that are no longer protected by patents and which are shown to be equivalent to previously approved proprietary drugs. Approval to manufacture these drugs is obtained by filing an abbreviated new drug application (ANDA). An ANDA is a submission that contains data and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. As a substitute for clinical safety and efficacy data on the product, the applicant is generally required to provide data from studies in humans establishing that the ANDA drug formulation is bioequivalent to the previously approved proprietary drug. A product is not eligible for ANDA approval if it is not determined by the FDA to be equivalent to the referenced brand-name drug or if it is intended for a different use. However, such a product might be approved under an NDA with supportive data from clinical trials.

      One advantage of the ANDA approval process is that an ANDA applicant generally can rely upon equivalence data in lieu of conducting preclinical testing and clinical trials to demonstrate that a product is safe and effective for its intended use. We intend to follow this process with respect to our generic clarithromycin product. We do not believe that our generic clarithromycin product will infringe any outstanding patent after expiration of the clarithromycin API patent. Therefore because that product uses an active antibiotic ingredient first submitted to the FDA for approval prior to November 20, 1997, we will not have to submit certifications with respect to outstanding patents covering Biaxin XL and will not be subject to a potential 30-month stay of the approval of our product in the event that the holder(s) of those patents choose to bring a patent infringement claim against us. However, traditional patent law procedures and remedies may be pursued by the patent holders, including preliminary and permanent injunctions against marketing of our product and damages for marketing an infringing product. Therefore, because of the inapplicability of the patent listing and certification procedures, resolution of potential patent infringement claims with respect to our product may be impossible until after we have obtained approval of our ANDA. This may cause delays in our ability or willingness to market the product upon ANDA approval and/or may subject us to a risk of substantial monetary damages in the event that we market the product prior to the resolution of any infringement claims that may be made.

      No assurance can be given that any ANDA submitted for any of our products will receive FDA approval on a timely basis, if at all, or that the FDA will not require us to submit NDAs for products that we believe are eligible for ANDA submission.

      Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or the medical condition it is intended to treat. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon a manufacturer’s activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval.

      Once approved, a product approval may be withdrawn if compliance with pre-and post-market regulatory standards is not maintained or if problems are identified at a later date. In addition, the FDA may require post-marketing studies to monitor the safety and/or effectiveness of approved products and may limit further marketing of the product based on the results of these post-marketing studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

      The FDA also strictly regulates the promotional claims that may be made about prescription drug products. In particular, the FDA requires substantiation of any claims of superiority of one product over another including, in many cases, requirements that such claims be proven by adequate and well- controlled head-to-head clinical trials. To the extent that market acceptance of our products may depend on their superiority over existing therapies, any restriction on our ability to advertise or otherwise promote claims of superiority, or requirements to conduct additional expensive clinical trials to provide proof of such claims, could negatively affect the sales of our products and/or our costs.

      From time to time, including presently, legislation is drafted and introduced that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, or what the impact of such changes, if any, may be.

      We and our products are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, and disposal of hazardous or potentially hazardous substances. We may incur substantial costs to comply with such laws and regulations now or in the future.

Foreign Regulatory Approval

      Outside the United States, our ability to market our products will also be contingent upon receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all the risks associated with FDA approval described above. The requirements governing conduct of clinical trials and marketing authorization vary widely from country to country.

      Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the application and assessment report, each member state must decide whether to recognize approval. We plan to choose the European regulatory filing procedure that we believe will allow us to obtain regulatory approvals quickly. However, the chosen regulatory strategy may not secure regulatory approvals or approvals of the chosen product indications. In addition, these approvals, if obtained, may take longer than anticipated.

      We cannot assure you that any of our product candidates will prove to be safe or effective, will receive regulatory approvals, or will be successfully commercialized.

Employees

      As of February 17, 2004, we had 81 employees, 18 of whom are senior management, 31 are in supervisory positions and 32 are non-management. Of the 81 employees, 50 perform scientific and research activities and 23 hold advanced degrees.

FACTORS THAT MAY AFFECT OUR BUSINESS

      There are a number of important factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Those factors include, without limitation, those listed below and elsewhere herein.

Risks Related to our Business

We expect to incur losses for the foreseeable future and may never become profitable.

      From the date we began operations in January 2000 through December 31, 2003, we have incurred operating losses of approximately $42.7 million, including operating losses of approximately $19.4 million for the fiscal year ended December 31, 2003, $14.2 million for the fiscal year ended December 31, 2002 and $7.3 million for the fiscal year ended December 31, 2001. Our losses to date have resulted principally from research and development costs related to the development of our product candidates, the purchase of equipment and establishment of our facilities and general and administrative costs related to our operations.

      We expect to incur substantial losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials, and regulatory compliance activities.

      Our chances for achieving profitability will depend on numerous factors, including success in:

•	developing and testing product candidates;

•	achieving milestones under our collaboration agreements;

•	receiving regulatory approvals;

•	developing proprietary antibiotic products;

•	commercializing our products; and

•	establishing our competitive position.

      Many of these factors will depend on circumstances beyond our control. We cannot assure you that we will ever become profitable.

Substantially all of our product candidates are based on a finding that could ultimately prove to be incorrect, or could have limited applicability.

      Substantially all of our product candidates are based on our finding that bacteria exposed to antibiotics in front-loaded, rapid sequential bursts are eliminated more efficiently and effectively than those exposed to presently available treatment regimens. We have not identified with certainty the actual scientific mechanism that produces the finding that pulsatile delivery of antibiotics is more effective than standard treatment regimens, and we have only limited results from clinical trials involving this finding in humans. While preliminary studies in animals have supported our finding that pulsatile delivery of antibiotics is more effective than standard treatment regimens, no clinical trials testing efficacy in humans have commenced. Ultimately, our finding may be incorrect, in which case our pulsatile drugs would not differ substantially from competing drugs and may be inferior to them. If these products are substantially identical or inferior to products already available, the market for our pulsatile drugs will be reduced or eliminated.

      Even if pulsatile dosing is more effective than ordinary dosing, we may be unable to apply this finding successfully to a substantial number of products in the anti-infective market. Our preliminary studies indicate that pulsatile dosing may not provide superior performance for all types of antibiotics. Additionally, we have not conducted any studies with anti-viral or anti-fungal medications. If we cannot apply our technology to a wide variety of antibiotics or other anti-infectives, our potential market will be substantially reduced.

Our delivery technology may not be effective, which would prevent us from commercializing products that are more effective than those of our competitors.

      Even if we are correct that pulsatile dosing is more effective than ordinary dosing of antibiotics, our delivery technology must be effective in humans for the administration of pulses at an appropriate level. If our PULSYS delivery technology is not effective in delivering rapid bursts of antibiotics, or is unable to do so at an appropriate level, and we are not able to create an alternative delivery method for pulsatile dosing that proves to be effective, we will be unable to capitalize on any advantage of our discovery. Should this occur, our pulsatile product candidates may not be more effective that those of our competitors, which may decrease or eliminate market acceptance of our products.

If a competitor produces and commercializes an antibiotic that is superior to our pulsatile antibiotics, the market for our potential products would be reduced or eliminated.

      We have devoted a substantial amount of our research efforts and capital to the development of pulsatile antibiotics. We are aware that Aventis S.A. is developing Ketek, a drug that belongs to a new class of antibiotics known as ketolides. This antibiotic may compete against our pulsatile antibiotics in the treatment of upper respiratory tract infections. A number of pharmaceutical companies are also developing new classes of compounds, such as oxazolidinones, that may also compete against our pulsatile antibiotics. In addition, other companies are developing technologies to enhance the efficacy of antibiotics by adding new chemical entities that inhibit bacterial metabolic function. If a competitor produces and commercializes an antibiotic or method of delivery of antibiotics that provides superior safety, effectiveness or other significant advantages over our pulsatile antibiotics, the value of our pulsatile drugs would be substantially reduced. As a result, we would need to conduct substantial new research and development activities to establish new product targets, which would be costly and time consuming. In the event we are unable to establish new product targets, we will be unable to generate sources of revenue.

We have not commissioned an extensive third party patent infringement, invalidity and enforceability investigation on pulsatile dosing and we are aware of one issued patent covering pulsatile delivery.

      Our patents, prior art and infringement investigations were primarily conducted by our senior management and other employees. Although our patent counsel has consulted with management in connection with management’s intellectual property investigations, our patent counsel has not undertaken an extensive independent analysis to determine whether our pulsatile technology infringes upon any issued patents or whether our issued patents or patent applications covering pulsatile dosing could be invalidated or rendered unenforceable for any reason. We are aware of one issued patent owned by a third party that covers certain aspects of delivering drugs by use of two delayed release pulses. The patent covers a drug delivery system employing two delayed release pulses using two polymers. The claims made by this patent could be argued to cover certain aspects of our technology. However, we believe that we will be able to manufacture and market formulations of our pulsatile products without infringing any valid claims under this patent. Any reformulation of our products, if required, could be costly and time-consuming and may not be possible. We cannot assure you that a claim will not be asserted by such patent holder or any other holder of an issued patent that any of our products infringe their patent or that our patents are invalid or unenforceable. We may be exposed to future litigation by third parties based on claims that our products or activities infringe the intellectual property rights of others. We cannot assure you that, in the event of litigation, any claims would be resolved in our favor. Any litigation or claims against us, whether or not valid, may result in substantial costs, could place a significant strain on our financial resources, divert the attention of management and harm our reputation. In addition, intellectual property litigation or claims could result in substantial damages and force us to do one or more of the following:

•	cease selling, incorporating or using any of our products that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or

•	redesign our products, which would be costly and time-consuming and may not be possible.

Our generic clarithromycin product may face intellectual property challenge.

      Currently, clarithromycin is covered by a series of patents that are owned or controlled by a company having substantially greater financial and other resources than us. We do not intend to market any clarithromycin products until the patent covering the active pharmaceutical ingredient (API) for clarithromycin expires in 2005, at which time we intend to commercialize a generic, extended release clarithromycin product. We have licensed to Par Pharmaceutical the right to distribute and market this generic clarithromycin product. Under our agreement with Par Pharmaceutical, it has the right to refrain from any marketing activities upon the occurrence of certain events, such as the assertion of patent infringement claims. In addition, subject to a limited exception, we will be obligated to pay for one-half of any costs, expenses or damages resulting from any claims for patent infringement. We are aware of a U.S. patent covering an extended release clarithromycin product and we are also aware of issued patents relating to the production of clarithromycin products. We believe that we will be able to manufacture and market a formulation of a clarithromycin product without infringing these patents. In the event a claim is brought against us, our distributors, licensees or collaborators for patent infringement, we cannot assure you that any legal proceedings would be resolved in our favor. If such a dispute were resolved against us, in addition to potential damages, which could be substantial, the commercial manufacture or sale of our generic clarithromycin product candidate could be enjoined unless a license were obtained. There can be no assurances that if a license is required, such license would be made available on terms acceptable to us, or at all. Any claim of patent infringement may involve substantial expenditures and divert the time and effort of management.

We have not sought patent protection for certain aspects of our technology.

      We have not filed for patent protection with respect to specific formulations, materials (including inactive ingredients) or manufacturing process approaches that are incorporated in our individual pulsatile antibiotic products, and we may not seek such patent coverage in the future. In producing our pulsatile antibiotics, we expect to use general formulation techniques used in the industry that would be modified by us and which would, therefore, include know-how and trade secrets that we have developed. We cannot be certain that a patent would issue to cover such intellectual property and currently, we would prefer to keep such techniques and know-how as our trade secrets. In the event a competitor is able to develop technology substantially similar to ours and patent that approach, we may be blocked from using certain of our formulations or manufacturing process approaches, which could limit our ability to develop and commercialize products.

If we are unable to develop and successfully commercialize our product candidates, we may never achieve profitability.

      We have not commercialized any products or recognized any revenue from product sales. All of our pulsatile drugs are in early stages of development and currently only four pulsatile product candidates are being tested in Phase I/ II clinical trials. We expect that we must conduct significant additional research and development activities before we will be able to receive final regulatory approval to commercialize any pulsatile products. We must successfully complete Phase I/ II clinical trials, commence and successfully complete Phase III clinical trials and obtain regulatory approval for our pulsatile drugs before we are able to generate revenue from their sales. Even if we succeed in developing and commercializing one or more of our pusatile drugs, we may never generate sufficient or sustainable revenue to enable us to be profitable.

If we do not successfully attract and retain collaborative partners, or our partners do not satisfy their obligations, we will be unable to develop our partnered product candidates.

      During the early stages of our development, we intend to enter into collaborative arrangements with third parties to develop certain product candidates. These collaborations may be necessary in order for us to:

•	fund our research and development activities;

•	fund manufacturing by third parties;

•	seek and obtain regulatory approvals; and

•	successfully commercialize our product candidates.

      Currently, we have collaborative agreements with GSK and Par Pharmaceutical. In connection with the GSK agreement, we have granted to GSK certain rights regarding the use of patents and our PULSYS technology with amoxicillin/clavulanate combination products and certain other amoxicillin products, including development and marketing rights. In connection with the Par Pharmaceutical agreement, we have licensed to Par Pharmaceutical the distribution and marketing rights to our generic clarithromycin product. We do not have day-to-day control over the activities of GSK or Par Pharmaceutical with respect to any such product candidates. We cannot assure you that GSK or Par Pharmaceutical will fulfill their respective obligations under these agreements. If GSK fails to fulfill its obligations under our agreement, we may be unable to assume the development of the products covered by that agreement or enter into alternative arrangements with a third party. If Par Pharmaceutical fails to fulfill its obligations under our agreement, we may encounter delays in the commercialization of our generic clarithromycin product. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements is dependent on the efforts of GSK and Par Pharmaceutical. We could also become involved in disputes with GSK or Par Pharmaceutical, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. The GSK agreement provides for the payment of royalties in each country for at least ten years from the date of the first commercial sale of any licensed product in such country, but the agreement may be terminated at any time by GSK upon relatively short notice or terminated by either party upon a material breach of the agreement by, or the bankruptcy of, the other party. The Par Pharmaceutical agreement has an indefinite term, but may be terminated at any time by Par Pharmaceutical upon relatively short notice. If either GSK or Par Pharmaceutical terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, our chances of successfully developing or commercializing these product candidates would be materially and adversely affected.

      In addition, the growth of our business and development of additional product candidates may require that we seek additional collaborative partners. For example, in March 2004, we entered into a letter of intent to develop and commercialize our pulsatile amoxicillin product with Par Pharmaceutical. We cannot assure you that we will be able to enter into this or other collaborative agreements with partners on terms favorable to us, or at all, and any future agreement may expose us to similar risks that we face under our existing agreements with GSK and Par Pharmaceutical. Our inability to enter into additional collaborative arrangements with other partners, or our failure to maintain such arrangements, would limit the number of product candidates which we could develop and ultimately, decrease our sources of any future revenues.

If we cannot enter into new licensing arrangements, our ability to develop a diverse product portfolio could be limited.

      A component of our business strategy is in-licensing drug compounds developed by other pharmaceutical and biotechnology companies or academic research laboratories that may be marketed and developed or improved upon using our novel technologies. Competition for promising compounds can be intense and currently we have not entered into any arrangement to license any drugs from other companies. If we are not able to identify licensing opportunities or enter into licensing arrangements on acceptable terms, we will be unable to develop a diverse portfolio of products.

Our executive officers and other key personnel are critical to our business and our future success depends on our ability to retain them.

      We are highly dependent on the principal members of our scientific and management teams, including Edward M. Rudnic, our president and chief executive officer, Steven A. Shallcross, our senior vice president and chief financial officer, Kevin S. Sly, our senior vice president, business development and strategic marketing and Colin E. Rowlings, our senior vice president, pharmaceutical research and development. In order to pursue our product development, marketing and commercialization plans, we will need to hire additional personnel with experience in clinical testing, government regulation, manufacturing, marketing and business development. We may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. We are not aware of any present intention of any of our key personnel to leave our company or to retire. However, although we have employment agreements with our executive officers, these employees may terminate their services upon 90 days’ advance notice. The loss of any of our key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of our research, development or business objectives and could materially adversely affect our business, financial condition and results of operations. Although we maintain key man life insurance on Dr. Rudnic, such insurance may not be sufficient to cover the costs of the loss of his services and the expense of recruiting and hiring a new president and chief executive officer.

Our ability to complete clinical trials and ultimately, commercialize products will be delayed if we are unable to obtain sufficient APIs or finished products from certain suppliers.

      We obtain active pharmaceutical ingredients (APIs) from certain specialized manufacturers for use in clinical studies that we intend to conduct without assistance from collaborative partners. Although the antibiotics and finished products we use in our clinical studies may be obtained from several suppliers, our applications for regulatory approval may authorize only one supplier as our source. In the event an authorized supplier in an application for regulatory approval loses its regulatory status as an acceptable source or otherwise becomes unable or unwilling to supply the API to us at a commercially reasonable price, we would need to locate another source. A change to a supplier not previously approved in our application for regulatory approval or an alteration in the procedures or product provided to us by an approved supplier may require formal approval by the U.S. Food and Drug Administration (FDA) before we could use the API in the production of commercial supplies for our products or use the finished product for commercialization. These factors could result in delays in conducting or completing our clinical trials and delay our ability to commercialize products.

Clinical trials for our product candidates may be delayed due to our dependence on third parties for the conduct of such trials.

      We have limited experience in conducting and managing clinical trials. We rely, and will continue to rely, on third parties, including our collaborative partners, clinical research organizations and outside consultants, to assist us in managing and monitoring clinical trials. Our reliance on these third parties may result in delays in completion of, or the failure to complete, these trials if they fail to perform their obligations under our agreements.

If clinical trials for our products are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines.

      We must demonstrate through pre-clinical testing and clinical trials that our product candidates are safe and effective for use in humans before we can obtain regulatory approvals for their commercial sale. In addition, if we make claims of superiority over existing products, we will need to prove such claims in additional clinical trials. For drug products such as our amoxicillin/clarithromycin combination product which contains active ingredients in fixed combinations that have not been previously approved by the FDA, clinical studies may also need to be conducted in order to establish the contribution of each active component to the effectiveness of the combination in an appropriately identified patient population.

      Conducting clinical trials is a lengthy, time-consuming and expensive process. Currently we only have four pulsatile drug products in Phase I/ II clinical trials and we have not completed such trials and additional studies in animals to extrapolate proper dosage for Phase III clinical efficacy trials in humans. In the event we incorrectly identify a dosage as appropriate for human clinical trials, any results we receive from such trials may not properly reflect the actual efficacy or safety of our products. Furthermore, we do not expect to have results from Phase III clinical efficacy trials in humans until at least 2005.

      The commencement and rate of completion of clinical trials for our products may be delayed by many factors, including:

•	lack of efficacy during the clinical trials;

•	unforeseen safety issues;

•	slower than expected rate of patient recruitment; or

•	government or regulatory delays.

      The results from pre-clinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. Although a new product may show promising results in pre-clinical and initial clinical trials, it may subsequently prove unfeasible or impossible to generate sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical studies are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may encounter regulatory delays or rejections as a result of many factors, including results that do not support our claims, perceived defects in the design of clinical trials and changes in regulatory policy during the period of product development. Our business, financial condition and results of operations may be materially adversely affected by any delays in, or termination of, our clinical trials or a determination by the FDA that the results of our trials are inadequate to justify regulatory approval.

We may be unable to demonstrate the bio-equivalence of our generic clarithromycin product, which may delay or prevent our filing of an ANDA and the eventual commercialization of the product.

      In the fourth quarter of 2003, we received results from certain bio-equivalency studies of our generic clarithromycin product and in February 2004 received results from a more extensive bio-equivalency study using the same formulation of the product. The initial study of 40 subjects indicated that the product satisfies all bio-equivalency standards established by the FDA when the product is taken with food, which is consistent with the instructions on the product label. However, in an initial study of 34 subjects and the expanded 132-subject study completed in February, the product narrowly missed one of the bio-equivalency standards when taken in the non-recommended, “fasted” state. While the peak drug concentration for our product fell below the confidence interval needed to statistically meet the bio-equivalence standard under this scenario, our product demonstrated a more sustained release profile than the branded (Abbott) counterpart. We intend to pursue a new bio-equivalency study with an adjusted formulation of the product, designed to modify the release profile of the product to more closely correspond to Biaxin XL and meet the standard for bio-equivalence. If the new bio-equivalency study proceeds as anticipated, we expect to make an ANDA filing by the third quarter of 2004, and to ultimately launch the product in the second half of 2005. As Abbott’s relevant patent for Biaxin XL expires in the second half of 2005, we anticipate that we will be able to launch our generic product shortly following the patent expiration. However, we can provide no assurance that any generic product will be launched in such time frame, or at all.

We may need additional capital in the future. If additional capital is not available, we may be forced to delay or curtail the development of our product candidates.

      We anticipate that our existing capital resources, including the net proceeds of this offering, and interest earned on such proceeds, will enable us to maintain our current operations for at least the next 24 months. Our requirements for additional capital may be substantial and will depend on many other factors, including:

•	successful commercialization of our generic formulation of Biaxin XL;

•	payments received under present or future collaborative partner agreements;

•	continued progress of research and development of our pulsatile drugs;

•	our ability to license drugs from others for use with PULSYS;

•	costs associated with protecting our intellectual property rights;

•	development of marketing and sales capabilities; and

•	market acceptance of our products.

      We have no significant committed sources of additional capital. To the extent our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our product candidates. We cannot assure you that funds will be available on favorable terms, if at all. To the extent we raise additional capital through the sale of securities, the issuance of those securities could result in dilution to our stockholders. In addition, if we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, we may be required to curtail significantly our development and commercialization activities.

We could be forced to pay substantial damage awards if product liability claims that may be brought against us are successful.

      The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to liability claims and financial losses resulting from the use or sale of our products. We have obtained limited product liability insurance coverage for our clinical trials, which we believe is adequate to cover our present activities. However, such insurance may not be adequate to cover any claims made against us. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

If our products are not accepted by the market, our revenues and profitability will suffer.

      Even if we obtain regulatory approval to market our products, our products may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any pharmaceutical product that we develop will depend on a number of factors, including:

•	demonstration of clinical efficacy and safety;

•	cost-effectiveness; potential advantages over alternative therapies;

•	reimbursement policies of government and third-party payors; and

•	effectiveness of our marketing and distribution capabilities and the effectiveness of such capabilities of our collaborative partners.

      Our product candidates, if successfully developed, will compete with a number of products manufactured and marketed by major pharmaceutical companies, biotechnology companies and manufacturers of generic drugs. Our products may also compete with new products currently under development by others. Physicians, patients, third-party payors and the medical community may not accept and use any product candidates that we or our collaborative partners develop. To the extent current antibiotics already successfully treat certain infections, physicians may not be inclined to prescribe our pulsatile drugs for the same indications. If our products do not achieve significant market acceptance, we will not be able to generate significant revenues or become profitable.

Our ability to conduct clinical trials will be impaired if we fail to qualify our clinical supply manufacturing facility and we are unable to maintain relationships with current clinical supply manufacturers or enter into relationships with new manufacturers.

      We currently rely on several contractors to manufacture product samples for our clinical studies that we intend to conduct without assistance from collaborative partners. In the fourth quarter of 2003, we completed construction of a manufacturing facility for production of clinical supplies sufficient for use through our Phase II and, in some cases, Phase III clinical trials. We expect this facility to be qualified and operational in 2004. We have no experience qualifying manufacturing facilities and we may not be able to qualify such facility at the currently anticipated schedule. If we are unsuccessful in qualifying our own manufacturing facility and fail to maintain our relationships with our current clinical supply manufacturers or enter into relationships with new manufacturers, we will be unable to conduct our clinical trials effectively.

      We intend to rely on third-parties to manufacture products that we intend to sell through our own commercialization and sales efforts. We believe that there are a variety of manufacturers that we may retain to produce these products. However, once we retain a manufacturing source, if we are unable to maintain our relationship with such manufacturer, qualifying a new manufacturing source will be time consuming and expensive, and may cause delays in the development of our products.

If we fail to establish marketing, sales and distribution capabilities, or fail to enter into arrangements with third parties, we will not be able to commercialize our products.

      We do not have any sales, marketing or distribution capabilities. In order to commercialize any product candidates that receive final regulatory approval, we must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for us. In order to market any of our product candidates directly, we must either acquire or develop a sales and distribution infrastructure. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel, and defer our product development efforts. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to develop sales, marketing and distribution channels, or enter into arrangements with third parties, we will experience delays in product sales and incur increased costs.

Risks Related to our Industry

Any inability to protect our intellectual property could harm our competitive position.

      Our success will depend in part on our ability to obtain patents and maintain adequate protection of other intellectual property for our technologies and products in the U.S. and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate our competitive advantage. Further, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and we may encounter significant problems in protecting our proprietary rights in these foreign countries.

      The patent positions of pharmaceutical and biotechnology companies, including our patent positions, involve complex legal and factual questions and, therefore, validity and enforceability cannot be predicted with certainty. Patents may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that we cover our proprietary technologies with valid and enforceable patents or we effectively maintain such proprietary technologies as trade secrets. We will apply for patents covering both our technologies and product candidates as we deem appropriate. We may fail to apply for patents on important technologies or products in a timely fashion, or at all, and in any event, the applications we do file may be challenged and may not result in issued patents. Any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. In addition, if challenged, our patents may be declared invalid. Even if valid, our patents may fail to provide us with any competitive advantages.

      We rely upon trade secrets protection for our confidential and proprietary information. We have taken measures to protect our proprietary information; however, these measures may not provide adequate protection. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose our proprietary information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

              If we do not compete successfully in the development and commercialization of products and keep pace with rapid technological change, we will be unable to capture and sustain a meaningful market position.

      The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. While we are not aware of any company using rapid bursts of antibiotics as a treatment method, there are numerous companies actively engaged in the research and development of anti-infectives.

      Our main competitors are:

•	large pharmaceutical companies, such as GSK, Pfizer, Johnson & Johnson, Aventis, Abbott Laboratories, AstraZeneca, Bayer, Bristol-Myers Squibb and Merck, that may develop new drug compounds that render our drugs obsolete or noncompetitive;

•	smaller pharmaceutical and biotechnology companies and specialty pharmaceutical companies engaged in research and development of novel antibiotics, such as Cubist, Vicuron, InterMune and King; and

•	drug delivery companies, such as Johnson & Johnson’s Alza division, Biovail and SkyePharma, that may develop a dosing regimen that is more effective than pulsatile dosing.

      Many of these competitors, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in:

•	developing products;

•	undertaking preclinical testing and human clinical trials;

•	obtaining approvals of products from the FDA and other regulatory agencies; and

•	manufacturing and marketing products.

      Developments by others may render our product candidates or technologies obsolete or noncompetitive. We face and will continue to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions, and for licenses of products or technology. These competitors, either alone or with their collaborative partners, may succeed in developing technologies or products that are more effective than ours.

If we experience delays in obtaining regulatory approvals, or are unable to obtain or maintain regulatory approvals, we may be unable to commercialize any products.

      Our product candidates are subject to extensive and rigorous domestic government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. If our products are marketed abroad, they will also be subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the U.S. or any foreign market. The regulatory review and approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. The actual time required for satisfaction of FDA pre-market approval requirements may vary substantially based upon the type, complexity and novelty of the product or the medical condition it is intended to treat. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon a manufacturer’s activities. Delays in obtaining regulatory approvals may:

•	adversely affect the commercialization of any drugs that we or our collaborative partners develop;

•	impose costly procedures on us or our collaborative partners;

•	diminish any competitive advantages that we or our collaborative partners may attain; and

•	adversely affect our receipt of revenues or royalties.

      Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval.

      Any required approvals, once obtained, may be withdrawn. Further, if we fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, we may encounter difficulties including:

•	delays in clinical trials or commercialization;

•	product recalls or seizures;

•	suspension of production and/or distribution;

•	withdrawals of previously approved marketing applications; and

•	fines, civil penalties and criminal prosecutions.

      We expect to rely on certain of our collaborative partners to file investigational new drug applications and generally direct the regulatory approval process for many of our products. These collaborative partners may not be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any product candidates. If we fail to obtain required governmental approvals, we or our collaborative partners will experience delays in, or be precluded from, marketing products developed through our research.

      We and our contract manufacturers also are required to comply with applicable FDA good manufacturing practice regulations. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before we can use them in commercial manufacturing of our products. We or our contract manufacturers may not be able to comply with the applicable good manufacturing practice requirements and other FDA regulatory requirements. If we or our contract manufacturers fail to comply, we could be subject to fines or other sanctions, or be precluded from marketing our products.

The manufacture and storage of pharmaceutical and chemical products is subject to environmental regulation and risk.

      Because of the chemical ingredients of pharmaceutical products and the nature of their manufacturing process, the pharmaceutical industry is subject to extensive environmental regulation and the risk of incurring liability for damages or the costs of remedying environmental problems. We use a number of chemicals and drug substances that can be toxic to humans. These chemicals include acids, solvents and other reagents used in the normal course of our chemical and pharmaceutical analysis, and other materials, such as polymers, inactive ingredients and drug substances, used in the research, development and manufacture of drug products. If we fail to comply with environmental regulations to use, discharge or dispose of hazardous materials appropriately or otherwise to comply with the conditions attached to our operating licenses, the licenses could be revoked and we could be subject to criminal sanctions and/or substantial liability or could be required to suspend or modify our operations.

      Environmental laws and regulations can require us to undertake or pay for investigation, clean-up and monitoring of environmental contamination identified at properties that we currently own or operate or that we formerly owned or operated. Further, they can require us to undertake or pay for such actions at offsite locations where we may have sent hazardous substances for disposal. These obligations are often imposed without regard to fault. In the event we are found to have violated environmental laws or regulations, our reputation will be harmed and we may incur substantial monetary liabilities. We currently have insurance coverage that we believe is adequate to cover our present activities. However, this insurance may not be available or adequate to cover any losses arising from contamination or injury resulting from our use of hazardous substances.

Market acceptance of our products will be limited if users of our products are unable to obtain adequate reimbursement from third-party payors.

      The commercial success of our product candidates will depend in part on the availability of reimbursement from third-party payors, including government health administrators, managed care providers and private health insurers. Even if we succeed in bringing any of our proposed products to market, we cannot assure you that third-party payors will consider our products cost-effective or provide reimbursement in whole or in part for their use.

      Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third-party payors may conclude that our products are less safe, effective or cost-effective than existing products. Therefore, third-party payors may not approve our products for reimbursement.

      If third-party payors do not approve our products for reimbursement or fail to reimburse them adequately, sales will suffer as some physicians or their patients will opt for a competing product that is approved for reimbursement or is adequately reimbursed. Even if third-party payors make reimbursement available, reimbursement levels may not be sufficient for us to realize an appropriate return on our investment in product development.

      Moreover, the trend toward managed healthcare in the United States, the growth of organizations such as health maintenance organizations, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reduced demand for our products. In addition, legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to us. While we cannot predict the likelihood of any of these legislative or regulatory proposals, if any government or regulatory agencies adopt these proposals, they could materially adversely affect our business, financial condition and results of operations.

Other Risks

HealthCare Ventures V, L.P. and HealthCare Ventures VI, L.P. have substantial control over our business and the interests of the HealthCare Ventures partnerships may not be consistent with the interests of our other stockholders.

      HealthCare Ventures V, L.P. and HealthCare Ventures VI, L.P. currently beneficially own an aggregate of 40.2% of our outstanding common stock. James H. Cavanaugh and Harold R. Werner, members of our board of directors, are general partners of HealthCare Partners V, L.P. and HealthCare Partners VI, L.P., which are the general partners of HealthCare Ventures V, L.P. and HealthCare Ventures VI, L.P., respectively. Accordingly, the HealthCare Ventures partnerships are able to exert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets, as well as over the day-to-day management of our business. The HealthCare Ventures partnerships may direct our affairs in a manner that is not consistent with the interests of our other stockholders. In addition, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination or a sale of all or substantially all of our assets.

Future sales of our common stock, or the perception that these sales may occur, could depress our stock price.

      Sales of substantial amounts of our common stock in the public market, or the perception in the public markets that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Options to purchase a total of 2,235,488 shares were outstanding as of December 31, 2003. We have filed a registration statement on Form S-8 to register these and all other shares of common stock issuable under our stock incentive plan. Stockholders prior to our initial public offering and holders of options to purchase our common stock own 75.9% of the outstanding shares of our common stock on a fully-diluted basis. Following the expiration of a 180-day “lock-up” period to which the shares held by these stockholders will be subject, the holders of those shares will, subject to vesting requirements, generally be entitled to dispose of those shares. Moreover, underwriters of our initial public offering may, in their sole discretion and at any time without notice, release holders from the sale restrictions on their shares. In addition to the adverse effect a price decline could have on holders of our common stock, such a decline could impede our ability to raise capital or to make acquisitions through the issuance of additional shares of our common stock or other equity securities.

      The holders of approximately 15,062,474 shares of our common stock have rights to cause us to file registration statements on their behalf and to include their shares in registration statements that we may file on our behalf or on behalf of other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of our common stock to decline. Furthermore, if we file a registration statement to offer additional shares of our common stock and have to include shares held by those holders, it could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

Our certificate of incorporation and provisions of Delaware law could discourage a takeover you may consider favorable or could cause current management to become entrenched and difficult to replace.

      Provisions in our certificate of incorporation and Delaware law may have the effect of delaying or preventing a merger or acquisition of us, or making a merger or acquisition less desirable to a potential acquirer, even when the stockholders may consider the acquisition or merger favorable. Under the terms of our certificate of incorporation, we are authorized to issue 25 million shares of “blank check” preferred stock, and to determine the price, privileges, and other terms of these shares. The issuance of any preferred stock with superior rights to our common stock could reduce the value of our common stock. In particular, specific rights we may grant to future holders of preferred stock could be used to restrict an ability to merge with or sell our assets to a third party, preserving control by present owners and management and preventing you from realizing a premium on your shares.

      In addition, we are subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for five years unless the holder’s acquisition of our stock was approved in advance by our board of directors. These provisions could affect our stock price adversely.

The price of our common stock has been and will likely continue to be volatile.

      Prior to October 2003, there was no public market for our common stock. We cannot predict the extent to which investor interest will lead to the development of an active and liquid trading market in our common stock. The initial public offering price of our common stock was $10.00 per share. Since our initial public offering, the closing price of our common stock has been as high as $10.05 and as low as $7.02 per share. Some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

Item 2.	Properties

      Our principal executive offices are located in an approximately 62,000 square foot facility in Germantown, Maryland. We moved into this facility in May 2003 and completed the transfer of our laboratory function to this facility in December 2003. The lease for this facility expires in June 2013. We also have an approximately 8,432 square foot lab and office facility in Gaithersburg, Maryland, the lease for which expires in November 2005. We believe that our facilities are suitable and adequate to meet our current needs.

Item 3.	Legal Proceedings

      We are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

      In December 2003, Aventis and Aventis Pharmaceuticals Inc. brought an action against the Company in the U.S. District Court for the District of Delaware. The Complaint contains six counts, based upon both federal and state law, alleging, in essence, that the Company has infringed on the plaintiffs’ trademark. The plaintiffs seek injunctive relief, as well as unspecified monetary damages. The case is in the very early stage of pleadings. It is the opinion of management that the ultimate outcome of this matter will not have a material adverse effect upon the Company’s financial position, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2003 other than those matters previously described in our Quarterly Report on Form 10-Q with respect to the nine months ended September 30, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has been traded on The Nasdaq National Market under the symbol AVNC since October 17, 2003. Since that time the closing price of our common stock as quoted by Nasdaq has been as high as $10.05 per share and as low as $7.02 per share.

      As of February 17, 2004, there were 96 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares are generally held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares. We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments and such other factors as our board of directors deems relevant.

      In October 2003, we completed a 1 for 1.83008 reverse stock split of our common stock. The conversion ratios of our outstanding preferred stock were adjusted to reflect this reverse stock split. Our preferred stock automatically converted into shares of common stock upon the closing of our initial public offering.

      In the three months ended December 31, 2003, we issued the following securities that were not registered under the Securities Act:

•	15,062,474 shares of common stock upon the conversion of our outstanding shares of convertible preferred stock.

•	41,727 shares of common stock as a result of stock option exercises at prices ranging from $0.27 per share to $0.62 per share.

•	27,032 shares of common stock as a result of warrant exercises at prices ranging from $2.29 per share to $4.12 per share.

      All of the above-described issuances were exempt from registration (1) pursuant to Section 4(2) of the Securities Act, or Regulation D or Rule 144A promulgated thereunder, as transactions not involving a public offering, (2) Rule 701 promulgated under the Securities Act or (3) as transactions not involving a sale of securities. With respect to each transaction listed above, no general solicitation was made by either us or any person acting on our behalf, the securities sold are subject to transfer restrictions and the certificates for the shares contained an appropriate legend stating such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. No underwriters were involved in connection with the sales of securities referred to above.

Item 6.	Selected Consolidated Financial Data

      The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes appearing elsewhere in this annual report on Form 10-K. The statement of operations data for the fiscal years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 are derived from our audited financial statements appearing elsewhere in this annual report on Form 10-K. The statement of operations data and balance sheet data for fiscal 2000 is derived from audited financial statements not included in this annual report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period. The Company commenced operations on January 1, 2000; accordingly, the table below presents data for the four years from inception.

	For the years ended December 31,

	2003	2002	2001	2000

Statements of Operations Data
Contract revenue	$3,625,000	$—	$—	$—

Cost and expenses:
Research and development	16,594,629	10,855,130	5,295,308	1,133,014
General and administrative	6,427,453	3,323,879	1,958,602	751,962

Total expenses	23,022,082	14,179,009	7,253,910	1,884,976

Loss from operations	(19,397,082)	(14,179,009)	(7,253,910)	(1,884,976)
Interest income (expense), net	88,565	102,629	69,334	66,713
Beneficial conversion feature – deemed interest	(1,666,667)	—	—	—
Other expense	—	(47,615)	—	—

Net loss	(20,975,184)	(14,123,995)	(7,184,576)	(1,818,263)
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	(209,173)	(73,925)	(37,594)	(11,887)
Beneficial conversion feature — deemed dividend to preferred stockholders	(20,907,620)	—	—	—

Net loss applicable to common stockholders	$(42,091,977)	$(14,197,920)	$(7,222,170)	$(1,830,150)

Basic and diluted net loss per share	$(7.58)	$(16.37)	$(12.59)	$(4.38)

Shares used in computing net loss per share, basic and diluted	5,554,773	867,239	573,699	417,857

Balance Sheet Data at Year-End:
Cash, cash equivalents and marketable securities	$65,087,122	$4,059,911	$16,472,049	$2,061,304
Total assets	84,174,843	9,058,523	18,575,075	3,019,888
Long-term debt, including current portion	2,440,588	1,730,934	1,089,882	—
Mandatorily redeemable convertible preferred stock	—	28,439,295	25,391,170	4,433,481
Accumulated deficit	(44,102,018)	(23,126,834)	(9,002,839)	(1,818,263)
Total stockholders’ equity (deficit)	70,149,920	(22,701,459)	(8,701,660)	(1,710,150)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this annual report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Business — Factors that May Affect our Business” and elsewhere in this annual report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Background

      Since we began our operations in January 2000, we have devoted substantially all of our resources to the discovery and development of pharmaceutical products for the treatment of bacterial infections. We have not generated any revenues from product sales. We currently have four pulsatile drugs in Phase I/ II clinical trials, four pulsatile drugs or drug combinations in late stage preclinical development and are exploring pulsatile formulations for a range of other antibiotics and antibiotic combinations. We are also developing a non-pulsatile, generic formulation of Biaxin XL.

      Revenues. We have generated minimal operating revenues since our inception. Any revenues that we may receive in the near future are expected to consist primarily of license fees, milestone payments and research reimbursement payments to be received from collaborative partners. If our development efforts result in clinical success, regulatory approval and successful commercialization of our products, we could generate revenues from sales of our products and from receipt of royalties on sales of licensed products. We received a payment of $5 million from GlaxoSmithKline upon signing of our license agreement in July 2003, which has been deferred and is being recognized as revenue throughout the estimated development period of the contract. In December 2003, the Company was notified by GSK that the first milestone event had been achieved, and the Company recorded revenue for the $3.0 million contractual value of the milestone. Remaining milestone payments under this agreement will be recognized as revenue in accordance with our revenue recognition policies set forth in Note 2 to the financial statements included elsewhere in this annual report. In September 2003, we entered into an agreement pursuant to which we licensed to Par Pharmaceutical the distribution and marketing rights to our generic clarithromycin product. We are entitled to receive milestone payments from Par Pharmaceutical not to exceed an aggregate of $6 million upon achievement of certain goals. To date, no milestone payments from Par Pharmaceutical have been received.

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

      The following table summarizes our product development initiatives for the fiscal years ended December 31, 2003, 2002 and 2001. Included in this table is the research and development expense recognized in connection with each product candidate currently in clinical development and all preclinical product candidates as a group.

				Total Expense
				Incurred from
				Inception
	Year Ended December 31,			(January 1, 2000)	Clinical
				to December 31,	Development
	2003	2002	2001	2003	Phase

Direct Project Costs(1)
Amoxicillin	$4,890,000	$1,171,000	$1,588,000	$7,875,000	Phase I/II
Clarithromycin	1,169,000	1,986,000	1,501,000	5,115,000	Phase I/II
Metronidazole	465,000	482,000	793,000	1,925,000	Phase I/II
Amoxicillin/ Clavulanate(2)	28,000	61,000	—	89,000	Phase I/II
Generic Clarithromycin	5,975,000	3,709,000	336,000	10,020,000	Phase I/II
Other Product Candidates	938,000	1,646,000	135,000	2,719,000	Preclinical

Total Direct Project Costs	13,465,000	9,055,000	4,353,000	27,743,000

Indirect Project Costs(1)
Facility	1,113,000	658,000	584,000	2,408,000
Depreciation	664,000	459,000	185,000	1,340,000
Patent	503,000	206,000	88,000	856,000
Other Indirect Overhead	850,000	477,000	85,000	1,531,000

Total Indirect Project Costs	3,130,000	1,800,000	942,000	6,135,000

Total Research & Development Expense	$16,595,000	$10,855,000	$5,295,000	$33,878,000

(1)	Many of our research and development costs are not attributable to any individual project because we use resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

(2)	We have entered into an agreement under which GlaxoSmithKline will be responsible for funding future clinical development of this product.

      Conducting clinical trials is a lengthy, time-consuming and expensive process. Currently we only have four pulsatile drug products in Phase I/ II clinical trials, and we have not completed such trials and additional studies in animals to extrapolate proper dosage for Phase III clinical efficacy trials in humans. The commencement and rate of completion of clinical trials for our products may be delayed by many factors, including:

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

      General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, accounting, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services. We expect that our general and administrative expenses will increase as we add personnel and incur a full fiscal year of expenses related to becoming subject to the reporting obligations applicable to public companies. Our general and administrative expenses have increased as a result of our expansion into a new facility beginning in the second half of 2003.

      Stock-Based Compensation. We have recorded deferred stock-based compensation expense in connection with the grant of stock options to employees. Deferred stock-based compensation for options granted to employees is the difference between the fair value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. We recorded deferred stock-based compensation and capital in excess of par value of approximately $8.2 million in the year ended December 31, 2003 related to stock options granted to employees. These amounts were recorded as a component of stockholders’ equity (deficit) and are being amortized as charges to operations over the vesting periods of the options. We recorded amortization of deferred stock-based compensation of approximately $2.2 million for the year ended December 31, 2003.

      We recorded stock-based compensation of $1.3 million during the year ended December 31, 2003 for options granted to non-employee consultants and scientific advisory board (“SAB”) members in accordance with Statement of Financial Accounting Standards No. 123 based on the fair value of the equity instruments issued. Except for one grant to a non-employee consultant for past services, the options required future service. Stock-based compensation for options granted to non-employee consultants and SAB members which require future service is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force Issue No. 96-18. We will recognize an expense for such options throughout the vesting period as the services are provided by the non-employee consultants and SAB members. As of December 31, 2003, the balance of unamortized stock-based compensation for options requiring future service granted to non-employees was approximately $500,000. This amount will be adjusted based on changes in the fair value of the options at the end of each reporting period. For the options granted to a non-employee consultant for past services, we recorded a one-time stock-based compensation charge of $710,000 in the fourth quarter of 2003.

      Beneficial Conversion Feature. In March 2003, we issued convertible notes to certain existing investors for an aggregate of $5.0 million. The notes and accrued interest were converted into 2,263,272 shares of Series E mandatorily redeemable convertible preferred stock in July 2003, at a price which was lower than the estimated fair value of our common stock at the date of the issuance of the notes. As a result, we recorded a beneficial conversion charge in the form of deemed interest of approximately $1.7 million. In July 2003, we completed the sale of 9,292,284 shares of series E mandatorily redeemable convertible preferred stock. We determined that the issuance resulted in a beneficial conversion feature calculated in accordance with EITF 00-27. As a result, we recorded a beneficial conversion charge in the form of deemed dividends of approximately of $20.9 million. All of our outstanding series E convertible preferred stock was converted into common stock upon the closing of an initial public offering.

      Interest Income (Expense) and Other Expense. Interest income consists of interest earned on our cash, cash equivalents and marketable securities. Interest expense consists of interest incurred on equipment debt and convertible notes, net of interest capitalized.

      Net Losses. We have a limited history of operations. We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of December 31, 2003, we had an accumulated deficit of approximately $44.1 million. We anticipate incurring additional losses, which may increase, for the foreseeable future.

Results of Operations

Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002

      Revenues. We recorded revenues of $3.6 million during the fiscal year ended December 31, 2003 and did not record any revenues during the fiscal year ended December 31, 2002. Revenues in 2003 consist of recognition of a portion of a license fee as well as achievement of a contract milestone. Revenue of $625,000 was recognized for amortization of a $5.0 million upfront payment received from GlaxoSmithKline (GSK) in July 2003, which is expected to be amortized into revenue on a straight-line basis through June 2007. In December 2003, the Company was notified by GSK that the first milestone event had been achieved, and the Company recorded revenue for the $3.0 million contractual value of the milestone.

      Research and Development Expenses. Research and development expenses increased $5.7 million, or 53%, to $16.6 million for the fiscal year ended December 31, 2003 from $10.9 million for the fiscal year ended December 31, 2002. Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.

      The following table shows the aggregate changes in research and development expenses reflecting all of our project expenses.

	Year Ended December 31,

Research and Development Expenses	2003	2002

Direct project costs
Personnel, benefits and related costs	$5,866,000	$3,576,000
Stock-based compensation	1,903,000	142,000
Consultants, supplies, materials and other direct costs	3,737,000	3,921,000
Clinical studies	1,959,000	1,416,000

Total direct costs	13,465,000	9,055,000
Indirect project costs	3,130,000	1,800,000

Total	$16,595,000	$10,855,000

      Direct costs increased $4.4 million primarily as a result of increases of $6.0 million relating to the development of our pulsatile amoxicillin and generic clarithromycin product candidates, partially offset by decreases of an aggregate of $800,000 relating to the development of our pulsatile clarithromycin and metronidazole product candidates and decreases of an aggregate of $800,000 relating to the evaluation of new preclinical product candidates. These changes reflect increases of $2.3 million related to personnel, benefits and related costs, an increase of $1.8 million attributable to stock-based compensation, partially offset by a decrease of $200,000 in expenses for consultants, supplies and materials (due to an increase of development work performed in house), and higher related clinical studies expense of $500,000 due to an increase in the number of subjects dosed. We conducted a total of nine Phase I/ II clinical studies in 2003 (seven for our generic clarithromycin, and two for our pulsatile amoxicillin products) compared to a total of nine Phase I/ II clinical studies in 2002 (four for our generic clarithromycin, three for our pulsatile clarithromycin, and one each for our pulsatile amoxicillin and metronidazole product candidates).

      Indirect project costs increased by $1.3 million to $3.1 million primarily related to an increase in facility related costs, depreciation and overhead due to the expansion of our corporate and research and development facilities.

      During 2004, and thereafter, we expect that research and development expenses will increase substantially as we increase the number of products for which we conduct clinical trials.

      General and Administrative Expenses. General and administrative expenses increased $3.1 million, or 93%, to $6.4 million for the fiscal year ended December 31, 2003 from $3.3 million for the fiscal year ended December 31, 2002.

	Year Ended December 31,

	2003	2002

Salaries, benefits and related costs	$1,847,000	$1,730,000
Stock-based compensation	1,538,000	43,000
Legal and consulting expenses	1,773,000	883,000
Other expenses	1,269,000	668,000

Total	$6,427,000	$3,324,000

      General and administrative expenses consist of salaries and related costs for executive and other administrative personnel, as well as professional fees and facility costs. Approximately $1.5 million of the total $3.1 million increase in general and administrative expenses is attributable to increased stock-based compensation charges. Salaries, benefits and related costs for personnel increased $117,000 in 2003 due to higher compensation and benefits expenses related to new hires, partially offset by lower recruiting fees and relocation costs. Legal and consulting costs increased $890,000 due to increased legal support activities in 2003 primarily related the Company’s transition to a publicly-listed corporation, as well as consulting fees incurred in support of business development activities. Other expenses increased $601,000, primarily due to increased audit fees, higher costs related to the new corporate, research and development facility, and increased insurance expenses.

      Net Interest Income (Expense) and Other Expense. Net interest expense was $1,578,000 for the fiscal year ended December 31, 2003 compared to net interest income of $54,000 for the fiscal year ended December 31, 2002.

	Year Ended December 31,

	2003	2002

Interest income	$254,000	$338,000
Interest expense, net of interest capitalized	(165,000)	(236,000)
Beneficial conversion feature — deemed interest expense	(1,667,000)	—
Other expense	—	(48,000)

Total, net	$(1,578,000)	$54,000

      The increase in net interest expense in 2003 of $1.6 million is primarily due to the beneficial conversion feature of deemed interest expense of $1.7 million. The beneficial conversion feature is a one-time charge that related to the issuance of the Company’s convertible notes in March 2003 at a favorable conversion ratio for the noteholders.

      The decrease in interest income of $84,000 is primarily attributable to lower average interest rates for the fiscal year ended December 31, 2003 compared to the prior year, partially offset by the effect of an increase in average invested balances due to the issuance of Series E preferred stock and the initial public offering of common stock in the second half of 2003.

      Interest expense (net of capitalized interest) decreased $71,000 compared to the prior year. The net decrease is due to higher interest expense in 2003 of $32,000 from an increase in borrowings to fund additions of equipment, partially offset by $103,000 for the capitalization of interest in 2003 attributable to the new corporate, research and development construction.

      Other expense of $48,000 in 2002 represents bank commitment fees related to a cancelled debt financing. There were no similar items in 2003.

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

      Revenues. We did not record any revenues during the fiscal years ended December 31, 2002 or 2001.

      Research and Development Expenses. Research and development expenses increased $5.6 million, or 106%, to $10.9 million for the fiscal year ended December 31, 2002 from $5.3 million for the fiscal year ended December 31, 2001. Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects as well as clinical studies. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.

      The following table shows the aggregate changes in research and development expenses reflecting all of our project expenses.

	Year Ended December 31,

Research and Development Expenses	2002	2001

Direct project costs
Personnel, benefits and related costs	$3,718,000	$1,683,000
Consultants, supplies, materials and other direct costs	3,921,000	2,167,000
Clinical studies	1,416,000	503,000

Total direct costs	9,055,000	4,353,000
Indirect project costs	1,800,000	942,000

Total	$10,855,000	$5,295,000

      Direct costs increased $4.7 million primarily as a result of increases of $3.9 million relating to the development of our pulsatile clarithromycin and generic clarithromycin product candidates, increases of $1.5 million relating to the evaluation of new preclinical product candidates, partially offset by decreases of an aggregate of $728,000 relating to the development of our pulsatile amoxicillin and metronidazole product candidates. These changes reflect increases of $2.0 million related to personnel, benefits and related costs (which includes $142,000 attributable to stock-based compensation), $1.8 million in expenses for consultants, supplies and materials due to an increase in the number of clinical studies, and higher related clinical studies expenses of $913,000. We conducted a total of nine Phase I/ II clinical studies in 2002 (four for our generic clarithromycin, three for our pulsatile clarithromycin, and one each for our pulsatile amoxicillin and metronidazole product candidates) compared to a total of four Phase I/ II clinical studies in 2001 (one each for our pulsatile amoxicillin, clarithromycin and metronidazole product candidates and one for our generic clarithromycin product candidate).

      Indirect project costs also increased by $858,000 to $1.8 million primarily related to an increase of $740,000 in facility related costs, depreciation and overhead due to the expansion of our previous corporate and research and development facilities in 2002.

      General and Administrative Expenses. General and administrative expenses increased $1.3 million, or 65%, to $3.3 million for the fiscal year ended December 31, 2002 from $2.0 million for the fiscal year ended December 31, 2001. General and administrative expenses consist of salaries and related costs for executive and other administrative personnel. The increase was primarily due to higher compensation and benefits expenses related to new hires. General and administrative expenses in 2002 included $43,000 of stock-based compensation expense.

      Net Interest Income (Expense) and Other Expense. Net interest income and other expense was $54,000 for the fiscal year ended December 31, 2002 compared to net interest income of $70,000 for the fiscal year ended December 31, 2001.

	Year Ended December 31,

	2002	2001

Interest income	$338,000	$184,000
Interest expense	(236,000)	(114,000)
Other expense	(48,000)	—

Total, net	$54,000	$70,000

      The increase in interest income was attributable to higher average cash balances for the fiscal year ended December 31, 2002, partially offset by an increase in interest expense attributable to an increase in our equipment term loan obligations and other expense of $48,000 consisting of bank commitment fees related to a cancelled debt financing.

Liquidity and Capital Resources

      We have funded our operations principally with the proceeds of $54.5 million from a series of five preferred stock offerings and one issue of convertible notes over the period 2000 through 2003 and the net proceeds of $54.3 million from our initial public offering in October 2003.

Cash and Marketable Securities

      At December 31, 2003, cash, cash equivalents and marketable securities were $65.1 million compared to $4.1 million at December 31, 2002.

	As of December 31,

	2003	2002

Cash and cash equivalents	$37,450,000	$4,060,000
Marketable securities	27,637,000	—

Total	$65,087,000	$4,060,000

      Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities are also highly-liquid investments and are classified as available-for-sale, as they can be utilized for current operations. The Company’s investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/ P1. The Company’s objective is to maintain its investment portfolio at an average duration of approximately one year.

      Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Cash Flow

      The following table summarizes our sources and uses of cash and cash equivalents for fiscal years ending December 31, 2003, 2002, and 2001.

	Year Ended December 31,

	2003	2002	2001

Net cash used in operating activities	$(11,084,000)	$(12,796,000)	$(6,404,000)
Net cash provided by (used in) investing activities	(36,413,000)	3,041,000	(7,589,000)
Net cash provided by financing activities	80,887,000	3,628,000	22,119,000

Net increase (decrease) in cash and cash equivalents	$33,390,000	$(6,127,000)	$8,126,000

      Net cash used in operating activities in 2003 was $11.1 million, primarily due to the net loss of $21.0 million. The differences between revenue in the net loss and cash receipts and between expenses in the net loss and cash expenditures are explained as follows:

Revenue / Cash Receipts: Revenue included in the net loss was $3.6 million, although cash receipts in 2003 were $5.0 million. The difference of $1.4 million results from two factors. First, the Company received an upfront cash payment of $5.0 million from GSK, but only amortized $625,000 of this amount into 2003 revenue. Second, the additional $3.0 million of 2003 revenue was earned and recorded in 2003, but the cash was not received until 2004. The $1.4 million difference between revenue and cash receipts is included in the working capital account changes of $3.0 million in accounts receivable and $4.4 million in deferred contract revenue.

Expenses / Cash Expenditures: Expenses included in the net loss were $24.6 million, compared to cash expenditures for operating activities of $16.1 million. The difference of $8.5 million is attributable to non-cash expense charges of $6.1 million and working capital account changes related to expenses of $2.4 million. The non-cash expense charges of $6.1 million primarily consist of depreciation, stock-based compensation, a non-recurring beneficial conversion feature deemed interest expense, and amortization of premium on marketable securities.

      Net cash used in operating activities in fiscal 2002 was $12.8 million, primarily due to the net loss of $14.1 million. Excluding noncash charges of $688,000 for depreciation and stock-based compensation expense, the net loss was $13.4 million. An increase in working capital of approximately $640,000 reduced the amount of net cash used in operating activities to $12.8 million. In 2002, the Company continued to focus on research and development, and it did not generate any revenue. Operating losses were funded by the proceeds of preferred stock issuances in 2002 and in 2001.

      Net cash used in operating activities in fiscal 2001 was $6.4 million, primarily due to the net loss of $7.2 million reduced by a net increase in working capital. In 2001, the Company’s second year, activities were focused on research and development, and the Company had no revenue. Losses were funded by the proceeds of preferred stock issuances.

      Net cash used in investing activities during fiscal 2003 was $36.4 million. The Company invested $27.9 million of its IPO proceeds in marketable securities, representing securities with maturities exceeding ninety days. The Company also spent $9.0 million (excluding $1.6 million of accrued construction costs) on the acquisition of property and equipment, primarily for the build-out of its new corporate, research and development facility in Germantown, Maryland. An additional $338,000 of cash was required by the Company’s equipment financing terms to be placed in financial institutions on a restricted basis as additional loan collateral. Partially offsetting these cash outflows was the receipt of $830,000 in cash as part of the tenant improvement allowance for our corporate, research and development facility; this amount will be amortized as a reduction in rent expense over the term of the lease.

      Net cash provided by investing activities during fiscal 2002 was $3.0 million. The inflow of cash was primarily due to $6.2 million from sales and maturities of marketable securities which had been acquired in the prior year. Capital expenditures in 2002 were $1.4 million. In preparation for the Company’s move to its new corporate, research and development facility, the Company entered into a lease during 2002 and provided the landlord a letter of credit in satisfaction of the requirement for a $941,000 security deposit; the bank providing the letter of credit required cash collateral of this amount, which is reported as restricted cash. Total cash restricted during 2002 was $1.4 million, representing the requirements for the building lease security deposit as well as collateral for equipment financings. The building lease security deposit requirement will be reduced and eliminated over a five-year period.

      Net cash used in investing activities during fiscal 2001 was $7.6 million, primarily due to the $6.2 million purchase of marketable securities with the proceeds from the Company’s Series C and Series D preferred stock financing rounds. The Company also made capital expenditures of $1.5 million.

      Net cash from financing activities for fiscal 2003 was $80.9 million. The major financing activities included $5.0 million from the issue of convertible notes in March 2003, $20.8 million from the closing of the Series E preferred stock financing round in July 2003, and $54.3 million from the closing of Company’s initial public offering of its common stock in October 2003. The Company also obtained $1.3 million from draws under its lines of credit for equipment financing.

      Net cash from financing activities during fiscal 2002 was $3.6 million, primarily from the receipt of $3.0 million from the second closing of the Series D preferred stock financing round in February 2002.

      Net cash from financing activities during fiscal 2001 was $22.1 million, primarily from $6.0 million of proceeds from the Company’s Series C preferred stock financing round in April 2001 and $14.9 million received from the first closing of the Series D preferred stock financing round in October 2001.

Borrowings

      We are a party to four credit facilities for an aggregate amount of $6.6 million used to finance the purchase of equipment and to one loan agreement for $75,000 with a local government development fund. Of the total amount, $2.4 million was outstanding as of December 31, 2003 and $4.2 million was available for future draws, as summarized in the following table:

	As of December 31, 2003

		Amount	Remaining Amount
Debt Obligations	Interest Rates	Outstanding	Available

Fixed rate borrowings	5.00% - 11.62%	$895,000	$—
Variable rate borrowings	LIBOR or Fixed Cost of Funds plus 250 – 280 basis points	1,546,000	4,154,000

Totals		$2,441,000	$4,154,000

      The Company expects to draw the remaining amount available of $4.2 million under its $5.5 million bank credit line to finance the purchase of additional equipment for its new corporate, research and development facility. The Company does not currently hedge variable rate borrowings.

Contractual Obligations

      The following table summarizes our contractual obligations at December 31, 2003 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Payments Due by Period

							After
Contractual Obligations	Total	2004	2005	2006	2007	2008	2008

	(in thousands)
Short and long-term debt	$2,441	$954	$617	$577	$293	$—	$—
Operating lease obligations	10,585	1,095	1,180	1,027	1,052	1,082	5,149

Total contractual cash obligations	$13,026	$2,049	$1,797	$1,604	$1,345	$1,082	$5,149

      During fiscal 2003, the Company spent approximately $9.0 million (excluding accrued construction costs) for capital expenditures, primarily for leasehold improvements and equipment for its new corporate, research and development facility. In addition, approximately $1.6 million is included in accrued liabilities at December 31, 2003 for work completed and equipment delivered as of that date. We expect to acquire an additional $4.2 million of equipment in fiscal 2004 to complete the initial fit-out of our corporate, research and development facility. Our $5.5 million line of credit established in July 2003 will be the primary source of funds for this equipment.

      In addition to the contractual obligations in the above table, the Company may incur funding liabilities for obligations which it enters into on a discretionary basis. These discretionary obligations could include additional facilities, investments in new technologies or products, acquisitions, funding of clinical trials, or similar events.

Prospective Information

      We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additions to personnel and clinical trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, legal and accounting staff, add infrastructure and incur a full fiscal year of the additional costs related to being a public company, including directors’ and officers’ insurance, investor relations programs and increased professional fees. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of regulatory approvals, payments received or made under collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing and our or our partners’ success in developing markets for our product candidates. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses, debt repayments and capital equipment requirements for at least the next two years.

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

Recent Accounting Pronouncements

      In December 2002, the EITF reached consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” that the provisions of EITF Issue No. 00-21 should be used to determine when a revenue arrangement for multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF Issue No. 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management evaluates multiple elements in accordance with this EITF Issue for new arrangements into which the Company enters.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In October 2003, the FASB issued FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” deferring the effective date for applying the provisions of FIN 46 for public entities’ interest in variable interest entities or potential variable interest entities created before February 1, 2003 until financial statements of interim or annual periods that end after December 15, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities.” This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. We have no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on our financial position or results of operations. However, if we enter into an such arrangement with a variable interest entity in the future or an entity with which we have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity, our financial position or results of operations might be impacted.

      In November 2003, during discussions on EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the EITF reached a consensus which requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 and SFAS 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus on quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003 and comparative information for earlier periods presented is not required. We currently do not have any impaired investments and thus the adoption of this consensus did not have a material impact on our financial statements.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, fair value of stock options related to stock-based compensation and income taxes. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

      Accrued Expenses. As part of the process of preparing financial statements, we are required to estimate accrued expenses for services performed and liabilities incurred. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated accrued expenses for services include professional service fees, such as lawyers and accountants, contract service fees, such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials, and fees paid to contract manufacturers in conjunction with the production of clinical materials. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often judgmental. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles. The Company also makes estimates for other liabilities incurred, including health insurance costs for its employees. The Company is self-insured for claims made under its health insurance program and records an estimate at the end of a period for claims not yet reported. The Company’s risk exposure is limited, as claims over a maximum amount are covered by an aggregate stop loss insurance policy.

      Stock-Based Compensation. We have elected to follow APB 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS 123, “Accounting for Stock-Based Compensation.” In the notes to our financial statements we provide pro forma disclosures in accordance with SFAS 148 and related pronouncements. We account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and EITF Issue No. 96-18. The two factors which are most likely to affect charges or credits to operations related to stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of such fair value.

      If our estimates of the fair value of these equity instruments are too high or too low, our expenses will be overstated or understated. Because shares of our common stock were not publicly traded during part of the period covered by this report, we have valued our stock and stock option grants by considering comparative values of stock of public companies discounted for the risk and limited liquidity of our common stock, the pricing of private sales of our convertible preferred stock, events that have occurred since the date of the grants, economic trends, perspective provided by investment banks and the comparative rights and preferences of the securities we granted compared to the rights and preferences of our other outstanding equity securities.

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

      We have not recorded any tax provision or benefit for the years ended December 31, 2003, 2002 and 2001. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss cannot be sufficiently assured at December 31, 2003 and 2002. At December 31, 2003 and 2002, we had federal and state net operating loss carryforwards of approximately $26.6 million and $16.1 million, respectively, available to reduce future taxable income, which will begin to expire in 2020. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may result in a limitation on the amount of net operating loss carry forwards which can be used in future years. We believe that ownership changes to date will not limit future utilization of net operating loss carryforwards.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

      Certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on our current intent, belief and expectations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of our unproven business model, our dependence on new technologies, the uncertainty and timing of clinical trials, our ability to develop and commercialize products, our dependence on collaborators for services and revenue, our substantial indebtedness and lease obligations, our changing requirements and costs associated with planned facilities, intense competition, the uncertainty of patent and intellectual property protection, our dependence on key management and key suppliers, the uncertainty of regulation of products, the impact of future alliances or transactions and other risks described in this filing and our other filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today’s date. We undertake no obligation to update or revise the information contained in this announcement whether as a result of new information, future events or circumstances or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Our exposure to market risk is currently confined to our cash and cash equivalents, marketable securities, and restricted cash that generally have maturities of less than one year. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments, but may increase the interest expense associated with our debt.

      Our most liquid assets are cash, cash equivalents and marketable securities. Because of their liquidity, these assets are not directly affected by inflation. We also believe that we have intangible assets in the value of our intellectual property. In accordance with generally accepted accounting principles, we have not capitalized the value of this intellectual property on our balance sheet. Due to the nature of this intellectual property, we believe that these intangible assets are not affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

Item 8.	Financial Statements and Supplementary Data

      The information required by this item is set forth on pages F-1 to F-24.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

      Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2003, and has concluded that there was no change that occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      We incorporate herein by reference the information concerning directors and executive officers in our Notice of Annual Stockholders’ Meeting and Proxy Statement to be filed within 120 days after the end of our fiscal year (the “2004 Proxy Statement”).

Item 11.	Executive Compensation

      We incorporate herein by reference the information concerning executive compensation to be contained in the 2004 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      We incorporate herein by reference the information concerning security ownership of certain beneficial owners and management to be contained in the 2004 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      We incorporate herein by reference the information concerning certain relationships and related transactions to be contained in the 2004 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

      We incorporate herein by reference the information concerning certain relationships and related transactions to be contained in the 2004 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Annual Report:

(1)	Index to Financial Statements

(2)	Financial Statement Schedules Financial statement schedules are omitted because they are not required.

(3)	Exhibits

Exhibit No.

3	.1*	Certificate of Incorporation
3	.2*	Bylaws
4	.1*	Specimen Stock Certificate
10	.1*	Executive Employment Agreement between the Registrant and Edward M. Rudnic dated January 7, 2000
10	.2*	Executive Employment Agreement between the Registrant and Steven A. Shallcross dated February 22, 2002
10	.3*	Executive Employment Agreement between the Registrant and Colin E. Rowlings dated February 22, 2002
10	.4*	Executive Employment Agreement between the Registrant and Kevin S. Sly dated February 25, 2002
10	.5*	Executive Employment Agreement between the Registrant and Robert Guttendorf dated January 3, 2003
10	.6*	Executive Employment Agreement between the Registrant and Sandra E. Wassink dated August 13, 2003
10	.7*	Executive Employment Agreement between the Registrant and Beth A. Burnside dated August 13, 2003
10	.8*	Executive Employment Agreement between the Registrant and Darren Buchwald dated September 1, 2003
10	.9*	Form of Indemnification Agreement
10	.10*	Stock Incentive Plan
10	.11*	Form of Incentive Stock Option Agreement
10	.12*	Form of Non-qualified Stock Option Agreement
10	.13*	Form of Stock Restriction Agreement
10	.14**	Employee Stock Purchase Plan
10	.15*	Form of Employment Agreement on Ideas, Inventions and Confidential Information
10	.16*	Construction Services Agreement between the Registrant and Barclay White Skanska, Inc. dated July 12, 2002
10	.17*	Amendment No. 1 dated April 7, 2003 to Agreement between Owner and Construction Manager dated July 12, 2002 between the Registrant and Skanska USA Building, Inc. successor by merger to Barclay White Skanska, Inc.
10	.18*	Standard Form of Agreement between Owner and Architect with Standard Form of Architect’s Services between the Registrant and Gaudreau, Inc. dated July 8, 2002
10	.19*	Lease Agreement between the Registrant and Seneca Meadows Corporate Center II LLC dated August 1, 2002
10	.20*	Stock Purchase Pledge Agreement between the Registrant and Edward M. Rudnic dated October 15, 2001
10	.21*	Form of Stock Purchase Promissory Note by Edward M. Rudnic dated October 15, 2001
10	.22*	Amendment dated June 12, 2002 to Stock Purchase Pledge Agreement dated October 15, 2001 between the Registrant and Edward M. Rudnic
10	.23*	Amendment dated July 30, 2003 to the Stock Purchase Pledge Agreement and Stock Restriction Agreement dated October 15, 2001, as amended, between the Registrant and Edward M. Rudnic
10	.24*	Note Issuance Agreement between the Registrant and HealthCare Ventures VI, L.P., Rho Management Trust, I, Steven Ostrofsky, Private Equity Holdings L.L.C., Targeted Entrepreneurial Services, LLC and the DC 1998 NFA Trust FBO Lee Casty dated March 28, 2003
10	.25*	Form of Convertible Promissory Note dated March 28, 2003
10	.26*	Amendment to Secured Convertible Promissory Note dated June 23, 2003
10	.27*	Fourth Amended and Restated Stockholders’ Agreement

Exhibit No.

10	.28*	Omnibus Addendum and Amendment to Series E Convertible Preferred Stock Purchase Agreement and Fourth Amended and Restated Stockholders’ Agreement
10	.29*	Consulting Agreement dated August 18, 2000 between the Registrant and Jenefir Isbister as amended
10	.30*	Credit Agreement between the Registrant and Manufacturers and Traders Trust Company dated July 31, 2003
10	.31*	Specific Security Agreement between the Registrant and Manufacturers and Traders Trust Company dated July 31, 2003
10	.32*+	Development and License Agreement between the Registrant and GlaxoSmithKline dated July 18, 2003
10	.33*+	Supply, Distribution and Marketing Agreement between the Registrant and Par Pharmaceutical, Inc. dated September 4, 2003
23.1		Consent of PricewaterhouseCoopers LLP, Independent Accountants.
31.1		Rule 13a-14(a) Certification of Principal Executive Officer.
31.2		Rule 13a-14(a) Certification of Principal Financial Officer.
32.1		Section 1350 Certification of Chief Executive Officer.
32.2		Section 1350 Certification of Chief Financial Officer.

*	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-107599).

**	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-109728).

+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

We filed a Current Report on Form 8-K, on November 24, 2003, furnishing our financial results for the three and nine months ended September 30, 2003.

We filed a Current Report on Form 8-K, on February 12, 2004, furnishing our financial results for the year ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCIS PHARMACEUTICAL CORPORATION

By:	/s/ EDWARD M. RUDNIC

Edward M. Rudnic, Ph.D.
President and Chief Executive Officer

Dated: March 8, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date

/s/ EDWARD M. RUDNIC Edward M. Rudnic, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2004

/s/ STEVEN A. SHALLCROSS Steven A. Shallcross	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 8, 2004

/s/ JAMES D. ISBISTER James D. Isbister	Chairman of the Board and Director	March 8, 2004

/s/ JAMES H. CAVANAUGH James H. Cavanaugh, Ph.D.	Director	March 8, 2004

/s/ ELIZABETH CZEREPAK Elizabeth Czerepak	Director	March 8, 2004

/s/ R. GORDON DOUGLAS R. Gordon Douglas, M.D.	Director	March 8, 2004

/s/ RICHARD W. DUGAN Richard W. Dugan	Director	March 8, 2004

/s/ WAYNE T. HOCKMEYER Wayne T. Hockmeyer, Ph.D.	Director	March 8, 2004

/s/ HAROLD R. WERNER Harold R. Werner	Director	March 8, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of Advancis Pharmaceutical Corporation

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Advancis Pharmaceutical Corporation (the “Company”) at December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

February 19, 2004

ADVANCIS PHARMACEUTICAL CORPORATION

BALANCE SHEETS

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$37,450,490	$4,059,911
Marketable securities	27,636,632	—
Accounts receivable	3,000,000	—
Prepaid expenses and other current assets	1,127,464	172,512

Total current assets	69,214,586	4,232,423
Property and equipment, net	12,512,792	2,693,208
Restricted cash	1,776,569	1,438,538
Deposits	477,396	488,854
Notes receivable	121,500	121,500
Intangible assets, net	72,000	84,000

Total assets	$84,174,843	$9,058,523

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,683,713	$758,773
Accrued expenses	3,757,863	830,980
Lines of credit — current portion	953,984	595,704
Deferred contract revenue	1,250,000	—

Total current liabilities	8,645,560	2,185,457
Lines of credit — non current portion	1,411,604	1,060,230
Note payable	75,000	75,000
Deferred contract revenue	3,125,000	—
Deferred credit on lease concession	767,759	—

Total liabilities	14,024,923	3,320,687

Commitments and contingencies
Mandatorily redeemable convertible preferred stock:
Series A, $0.01 par value; no shares authorized, issued or outstanding at December 31, 2003; 2,000,000 shares authorized, issued and outstanding (liquidation preference of $2,607,964) at December 31, 2002	—	1,989,471
Series B, $0.01 par value; no shares authorized issued or outstanding at December 31, 2003; 2,000,000 shares authorized, issued and outstanding (liquidation preference of $3,064,781) at December 31, 2002	—	2,488,355
Series C, $0.01 par value; no shares authorized issued or outstanding at December 31, 2003; 4,010,000 shares authorized, issued and outstanding (liquidation preference of $7,071,498) at December 31, 2002	—	5,998,100
Series D, $0.01 par value; no shares authorized issued or outstanding at December 31, 2003; 7,999,999 shares authorized, issued and outstanding (liquidation preference of $20,071,641) at December 31, 2002	—	17,963,369

Total mandatorily redeemable convertible preferred stock	—	28,439,295

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding at December 31, 2003; no shares authorized, issued or outstanding at December 31, 2002	—	—
Common stock, $0.01 par value; 225,000,000 shares and 23,333,333 shares authorized, and 22,639,344 shares and 1,376,306 shares issued and outstanding at December 31, 2003 and 2002, respectively	226,394	13,763
Capital in excess of par value	120,141,450	514,598
Deferred stock-based compensation	(6,126,286)	(102,986)
Accumulated deficit	(44,102,018)	(23,126,834)
Accumulated other comprehensive income	10,380	—

Total stockholders’ equity (deficit)	70,149,920	(22,701,459)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit)	$84,174,843	$9,058,523

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

Contract revenue	$3,625,000	$—	$—

Cost and expenses:
Research and development	16,594,629	10,855,130	5,295,308
General and administrative	6,427,453	3,323,879	1,958,602

Total expenses	23,022,082	14,179,009	7,253,910

Loss from operations	(19,397,082)	(14,179,009)	(7,253,910)
Interest income	253,504	338,135	183,641
Interest expense	(164,939)	(235,506)	(114,307)
Beneficial conversion feature – deemed interest expense	(1,666,667)	—	—
Other expense	—	(47,615)	—

Net loss	(20,975,184)	(14,123,995)	(7,184,576)
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	(209,173)	(73,925)	(37,594)
Beneficial conversion feature – deemed dividend to preferred stockholders	(20,907,620)	—	—

Net loss applicable to common stockholders	$(42,091,977)	$(14,197,920)	$(7,222,170)

Basic and diluted net loss per share applicable to common stockholders	$(7.58)	$(16.37)	$(12.59)

Shares used in calculation of basic and diluted net loss per share	5,554,773	867,239	573,699

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated	Total
			Capital in	Deferred		Other	Stockholders’
	Common	Par	Excess of	Stock-Based	Accumulated	Comprehensive	Equity
	Shares	Value	Par Value	Compensation	Deficit	Income	(Deficit)

Balance at December 31, 2000	743,137	$7,431	$100,682	$—	$(1,818,263)	$—	$(1,710,150)
Issuance of restricted stock	599,564	5,996	224,664	—	—	—	230,660
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	—	—	(37,594)	—	—	—	(37,594)
Net loss	—	—	—	—	(7,184,576)	—	(7,184,576)

Balance at December 31, 2001	1,342,701	13,427	287,752	—	(9,002,839)	—	(8,701,660)
Issuance of restricted stock	33,605	336	12,497	—	—	—	12,833
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	—	—	(73,925)	—	—	—	(73,925)
Issuance of stock options for services	—	—	155,334	—	—	—	155,334
Deferred stock-based compensation	—	—	132,940	(132,940)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	29,954	—	—	29,954
Net loss	—	—	—	—	(14,123,995)	—	(14,123,995)

Balance at December 31, 2002	1,376,306	$13,763	$514,598	$(102,986)	$(23,126,834)	$—	$(22,701,459)
Issuance of restricted stock	173,532	1,735	89,359	—	—	—	91,094
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	—	—	(209,173)	—	—	—	(209,173)
Cashless exercise of warrants	27,032	271	(301)	—	—	—	(30)
Issuance of stock options for services	—	—	1,260,117	—	—	—	1,260,117
Deferred stock-based compensation	—	—	8,204,446	(8,204,446)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	2,181,146	—	—	2,181,146
Beneficial conversion feature – deemed interest on convertible notes	—	—	1,666,667	—	—	—	1,666,667
Beneficial conversion feature – deemed dividend on issuance of Series E preferred stock	—	—	20,907,620	—	—	—	20,907,620
Accretion of beneficial conversion feature – deemed dividend	—	—	(20,907,620)	—	—	—	(20,907,620)
Issuance of common stock in public offering, net of issuance costs	6,000,000	60,000	54,251,900	—	—	—	54,311,900
Conversion of preferred stock to common stock	15,062,474	150,625	54,363,837	—	—	—	54,514,462
Comprehensive income (loss):
Net loss	—	—	—	—	(20,975,184)	—	(20,975,184)
Unrealized gain on marketable securities, net	—	—	—	—	—	10,380	10,380

Total comprehensive loss	—	—	—	—	—	—	(20,964,804)

Balance at December 31, 2003	22,639,344	$226,394	$120,141,450	$(6,126,286)	$(44,102,018)	$10,380	$70,149,920

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(20,975,184)	$(14,123,995)	$(7,184,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	736,036	502,981	245,007
Stock-based compensation	3,441,263	185,288	—
Amortization of deferred credit on lease concession	(62,251)	—	—
Amortization of premium on marketable securities	231,600	—	—
Interest accrued on convertible notes	92,362	—	—
Beneficial conversion feature – deemed interest expense	1,666,667	—	—
Changes in:
Accounts receivable	(3,000,000)	—	—
Prepaid expenses and other current assets	(954,952)	(83,013)	40,932
Deposits other than on property and equipment	95,068	(71,308)	(4,958)
Accounts payable	1,924,940	483,714	126,669
Accrued expenses	1,345,211	310,356	372,457
Deferred contract revenue	4,375,000	—	—

Net cash used in operating activities	(11,084,240)	(12,795,977)	(6,404,469)

Cash flows from investing activities:
Purchase of marketable securities	(27,857,852)	—	(6,202,075)
Sale and maturities of marketable securities	—	6,202,075	—
Purchases of property and equipment	(8,963,111)	(1,439,677)	(1,479,401)
Deposits on property and equipment	(83,610)	(283,246)	92,693
Restricted cash	(338,031)	(1,438,538)	—
Landlord lease concession	830,010	—	—

Net cash from (used in) investing activities	(36,412,594)	3,040,614	(7,588,783)

Cash flows from financing activities:
Proceeds from lines of credit	1,346,061	1,019,866	1,317,224
Proceeds from note payable	—	75,000	—
Payments on lines of credit	(636,407)	(453,814)	(227,342)
Proceeds from convertible notes payable	5,000,000	—	—
Proceeds from exercise of common stock options	91,094	12,833	109,160
Proceeds from issuance of preferred stock, net of issuance costs	20,774,765	2,974,200	20,920,095
Proceeds from initial public offering, net of issuance costs	54,311,900	—	—

Net cash from financing activities	80,887,413	3,628,085	22,119,137

Net increase (decrease) in cash and cash equivalents	33,390,579	(6,127,278)	8,125,885
Cash and cash equivalents, beginning of period	4,059,911	10,187,189	2,061,304

Cash and cash equivalents, end of period	$37,450,490	$4,059,911	$10,187,189

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$38,511	$211,393	$114,287

Supplemental disclosure of non-cash transactions:
Conversion of convertible notes, including accrued interest, into Series E mandatorily redeemable convertible preferred stock	$5,092,362	$—	$—

Accretion of beneficial conversion feature for Series E convertible preferred stock	$20,907,620	$—	$—

Conversion of preferred stock to common	$54,514,462	$—	$—

Exercise of stock option for note receivable	$—	$—	$121,500

Accretion of issuance costs of mandatorily redeemable convertible preferred stock	$209,173	$73,925	$37,594

Purchase of property in accrued liabilities	$1,580,509	$—	$—

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Nature of the Business

      Advancis Pharmaceutical Corporation (the “Company”), formerly Advanced Pharma, Inc., was incorporated in Delaware in December 1999 and commenced operations on January 1, 2000. The Company has focused on the development of anti-infective pharmaceutical formulations that will provide the convenience of once-a-day dosing with improved therapeutic advantages for ailments such as sinusitis, respiratory tract infections, urinary tract infections, skin and skin structure infections and post-surgical infections. The Company intends to develop and commercialize improved formulations of currently marketed anti-infective products using various means of administration and proprietary drug delivery technology, including the Company’s PULSYS™ technology. The Company plans to accomplish this through corporate partnerships for the development, sale and marketing of some of these products, while retaining rights to develop, sell and market others.

      During the fourth quarter of 2003, the Company commenced operations at its new corporate, research and development facility in Germantown, Maryland, raised capital from completion of its initial public offering, and recognized revenue from achievement of its first contract milestone. Accordingly, management has determined that the Company is no longer in the development stage. As a result, all references to cumulative statement of operations, stockholders’ equity (deficit), and statements of cash flows have been eliminated in the accompanying financial statements.

2.	Summary of Significant Accounting Policies

Use of Estimates

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

Cash and Cash Equivalents

      Cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate bonds. At December 31, 2003 and 2002, the Company maintained all of its cash and cash equivalents in three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such cash balances.

Restricted Cash

      The Company has established cash deposit accounts in the amounts of $335,769 and $500,000 that are pledged as collateral for lines of credit (see Note 6). Also, in conjunction with the lease of its corporate, research and development facility, the Company provided the landlord with a letter of credit, which was collateralized with a restricted cash deposit in the amount of $940,800 (see Note 16). These deposits are recorded as non-current restricted cash at December 31, 2003 and 2002.

Fair Value of Financial Instruments

      The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, notes payable and line of credit borrowings, approximate their fair values due to their short maturities.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Marketable Securities

      The Company classifies all of its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity (deficit) in comprehensive income (loss). Marketable securities available for current operations are classified in the balance sheet as current assets; marketable securities held for long-term purposes are classified as noncurrent assets. Interest income and realized gains and losses on securities are included in “Interest income” in the statements of operations.

Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income,” requires a full set of general-purpose financial statements to include the reporting of “comprehensive income.” Comprehensive income is composed of two components, net income and other comprehensive income. For the year ended December 31, 2003, other comprehensive income of $10,380 consists of unrealized gains and losses on available-for-sale marketable securities. For the years ended December 31, 2002 and 2001, there were no items of other comprehensive income.

Property and Equipment

      Property and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. In accordance with SFAS No. 34, “Capitalization of Interest Cost,” the Company capitalized interest cost of $103,446 in the year ended December 31, 2003 related to the build-out of its corporate, research and development facility. No interest was capitalized in the year ended December 31, 2002.

Intangible Assets

      Intangible assets consist of the cost of capitalized patent applications. Patents are carried at cost amounting to $120,000, less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the patents, not to exceed 20 years. The Company periodically reviews the carrying value of patents to determine whether the carrying amount of the patent is recoverable. For the years ended December 31, 2003, 2002 and 2001, there were no adjustments to the carrying values of patents. The Company is amortizing the cost of the patent applications over a period of ten years. Ownership of all of its patents is retained by the Company in all of its transactions. Amortization expense for each of the years ended December 31, 2003, 2002 and 2001 was $12,000. Accumulated amortization as of December 31, 2003 and 2002 is $48,000 and $36,000, respectively. The estimated amortization expense for each of the five succeeding fiscal years is $12,000.

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

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Impairment of Long-Lived Assets

      SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” establishes accounting standards for the impairment of long-lived assets. The Company reviews its long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized. There were no impairment losses recognized in 2003, 2002 and 2001.

Deferred Credit on Lease Concession

      During 2003, the Company received $830,010 in cash from the landlord in connection with the build-out of its corporate, research and development facility. This amount is being amortized as a reduction to rent expense over the term of the lease. In 2003, the Company amortized $62,251 of the deferred credit on lease concession.

Accounting for Stock-Based Compensation

      Employee stock awards under the Company’s compensation plans are accounted for by the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. During 2003 and 2002, stock options were granted with an exercise price which was below the estimated fair market value of the common stock at the date of grant. Deferred stock-based compensation of $8,204,446 and $132,940 was recorded during 2003 and 2002, respectively, in accordance with APB 25, and will be amortized over the related vesting period of the options. The Company recorded stock-based compensation expense related to employee stock options of $2,181,146 and $29,954 during 2003 and 2002, respectively. No compensation cost was recognized for employee stock-based compensation in 2001, as all options granted during those years had an exercise price equal to the market value of the underlying common stock on the date of grant.

      In accordance with SFAS 148, the following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123. Because options vest over several

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

years and additional option grants are expected to be made in future years, the pro forma results are not representative of the pro forma results for future years.

	December 31,

	2003	2002	2001

Net loss, as reported	$(20,975,184)	$(14,123,995)	$(7,184,576)
Add — Stock-based employee compensation expense determined under the intrinsic value method	2,181,146	29,954	—
Less — Stock-based employee compensation expense determined under the fair value based method	(2,677,989)	(161,755)	(88,579)

Pro forma net loss	(21,472,027)	(14,255,796)	(7,273,155)
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	(209,173)	(73,925)	(37,594)
Beneficial conversion feature-deemed dividend to preferred stockholders	(20,907,620)	—	—

Pro forma net loss applicable to common stockholders	$(42,588,820)	$(14,329,721)	$(7,310,749)

Net loss per share:
Basic and diluted, as reported	$(7.58)	$(16.37)	$(12.59)

Basic and diluted, pro forma	$(7.67)	$(16.52)	$(12.74)

      The weighted average fair value of options granted during 2003, 2002 and 2001 was $5.59, $0.59 and $0.44 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for grants in 2003, 2002 and 2001:

	December 31,

	2003	2002	2001

Expected life (in years)	5	5	4
Risk-free interest rate	3.28%	3.19% to 4.7%	5.94%
Volatility	80%	80%	80%
Dividend yield	0%	0%	0%

Income Taxes

      The Company accounts for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Earnings Per Share

      Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of common stock equivalents outstanding during the period, including outstanding stock options and warrants, is measured by the treasury stock method. The dilutive impact, if any, of the Company’s redeemable convertible preferred stock is measured

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

using the if-converted method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company incurred net losses for 2003, 2002 and 2001 and, accordingly, did not assume exercise or conversion of any of the Company’s outstanding stock options, warrants or redeemable convertible preferred stock because to do so would be antidilutive.

      The following are the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	December 31,

(Number of Underlying Common Shares)	2003	2002	2001

Preferred stock	—	8,748,251	8,019,685
Stock options	2,235,488	844,198	573,281
Nonvested restricted stock	424,290	496,153	564,183
Warrants	—	36,524	33,961

Total	2,659,778	10,125,126	9,191,110

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

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In October 2003, the FASB issued FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” deferring the effective date for applying the provisions of FIN 46 for public entities’ interest in variable interest entities or potential variable interest entities created before February 1, 2003 until financial statements of interim or annual periods that end after December 15, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities.” This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. We have no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on our financial position or results of operations. However, if we enter into such an arrangement with a variable interest entity in the future or an entity with which we have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity, our financial position or results of operations might be impacted.

      In November 2003, during discussion on EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the EITF reached a consensus which requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 and SFAS 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus on quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003 and comparative information for earlier periods presented is not required. We currently do not have any impaired investments and thus the adoption of this consensus did not have a material impact on our financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Revenue

      On July 18, 2003, the Company entered into a development and license agreement with GlaxoSmithKline (GSK) pursuant to which the Company has exclusively licensed patents and PULSYS technology to GSK for use on some of its products. Under the agreement, GSK will be responsible for the clinical development, manufacture, commercialization and sale of the licensed products. In consideration for the licensing of its technology, the Company received an initial upfront payment of $5.0 million and can receive milestone payments not to exceed $52.0 million over the development period if GSK achieves specified product development goals. In addition, upon commercialization of any of the products, the Company could receive royalty payments and may receive additional incentive payments of up to $50.0 million if specified annual sales goals are achieved.

      The Company recognized contract revenue of $3.6 million in the year ended December 31, 2003 for amortization of the initial up front payment from GSK as well as achievement of the first milestone from GSK. Revenue of $625,000 represents amortization of the $5.0 million upfront payment from GSK, which is expected to be amortized into revenue on a straight-line basis through June 2007. In December 2003, the Company was notified by GSK that the first milestone event was achieved, and the Company recognized revenue of $3.0 million for this event.

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

4.	Marketable Securities

      Marketable securities, including accrued interest, at December 31, 2003 were as follows:

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-sale	Cost	Gains	Losses	Fair Value

Marketable securities:
Corporate debt securities	$24,613,413	$6,113	$(12,897)	$24,606,629
Government agency securities	3,012,839	17,164	—	3,030,003

	$27,626,252	$23,277	$(12,897)	$27,636,632

      The Company had no marketable securities at December 31, 2002.

      Maturities of the Company’s marketable securities at December 31, 2003 are as follows:

	December 31, 2003

	Amortized
Available-for-sale	Cost	Fair Value

Maturities of marketable securities:
Less than one year	$21,907,609	$21,896,688
One to two years	5,718,643	5,739,944

	$27,626,252	$27,636,632

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

      Property and equipment consist of the following:

	Estimated	December 31,
	Useful Life
	(Years)	2003	2002

Construction in progress		$2,526,977	$474,608
Computer equipment	3	645,310	373,855
Furniture and fixtures	5	1,073,915	537,953
Equipment	3-10	2,886,199	1,977,037
Leasehold improvements	10	6,850,448	75,776

		13,982,849	3,439,229
Less — accumulated depreciation		(1,470,057)	(746,021)

		$12,512,792	$2,693,208

      Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $724,036, $490,981, and $233,007, respectively.

      During the year ended December 31, 2003, the Company expended approximately $10.5 million, including accrued construction costs, for the construction of its corporate, research and development facility and purchase of equipment.

6.	Borrowings

      The Company’s obligations on borrowings are as follows:

	December 31,

	2003	2002

Lines of credit	$2,365,588	$1,655,934
Montgomery County note payable	75,000	75,000

	$2,440,588	$1,730,934

      Principal payments under borrowings are as follows:

Year Ending December 31,

2004	$953,984
2005	617,160
2006	576,747
2007	292,697

2,440,588
Less: Current portion	(953,984)

$1,486,604

Convertible Notes Payable

      On March 28, 2003, the Company issued $5.0 million convertible notes to certain of its existing preferred stockholders. These notes were convertible into shares of the first Qualified Financing, as defined in the Note agreement, and bear interest of 7% per annum compounding monthly until maturity and 12% per annum

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

compounding monthly after maturity. On July 2, 2003, the note holders opted to convert the Convertible Notes and accrued interest into 2,263,272 shares of Series E Convertible Preferred Stock.

Lines of Credit

      In January 2001, the Company entered into a $1.5 million line of credit facility to finance the purchase of specified equipment based on lender-approved equipment schedules. The implicit interest rate is 11.62%. In connection with this line of credit, the Company agreed to issue to the lender’s assignee warrants to purchase up to 26,228 shares of the Company’s common stock, subject to the aggregate amount of draw downs under the credit facility (see Note 11). The Company has granted a security interest in the assets purchased under the credit line. During 2003 and 2002, the Company had no draw downs under the line of credit. During 2003 and 2002, the Company repaid $325,843 and $350,784, respectively. The balance outstanding at December 31, 2003 and 2002 was $413,255 and $739,098, respectively.

      In February 2002, the Company entered into a $2.0 million line of credit facility to finance the purchase of specified equipment based on approved equipment schedules. The implicit interest rates were between 8.35% and 9.35%. In connection with the line of credit, the Company agreed to issue to the lender warrants to purchase up to 9,714 shares of the Company’s common stock, subject to the aggregate amount of draw downs under the credit facility (see Note 11). During 2003, the Company had no draw downs under the line of credit and repaid $99,262. During 2002, the Company drew down $527,586 under the line of credit and repaid $21,902. The balance outstanding at December 31, 2003 and 2002 was $406,422 and $505,684, respectively.

      In March 2002, the Company entered into a $500,000 line of credit facility with a bank to finance the purchase of equipment. The interest rate will be floating 30-Day LIBOR + 250 basis points or fixed cost of funds + 250 basis points. Each drawing requires monthly repayment of principal plus interest based upon a 48-month repayment schedule. The line of credit has a first lien on all assets purchased with the proceeds of this line. As of December 31, 2003, the Company has a $335,769 restricted account (see Note 2) with the bank to be used as collateral for this line of credit. During 2003, the Company had no draw downs under the line of credit and repaid $123,076. During 2002, the Company drew down $492,280 and repaid $81,128. The balance outstanding at December 31, 2003 and 2002 was $288,076 and $411,152, respectively.

      In July 2003, the Company entered into a $5.5 million line of credit facility with a bank to finance the purchase of equipment associated with the fit-out of the Company’s corporate, research and development facility. The facility has an interest rate of floating 30-Day LIBOR plus 280 basis points or fixed cost of funds plus 280 basis points. Each drawing requires monthly repayment of principal plus interest based upon a 36-month repayment schedule for computer equipment or a 48-month repayment schedule for all other equipment. The line of credit has a first lien on all assets purchased with the proceeds of the line. As collateral for the line of credit, the Company maintains a restricted account with the bank in the amount of $500,000 (see Note 2). During 2003, the Company drew down $1,346,061 and repaid $88,226. The balance outstanding under this facility at December 31, 2003 was approximately $1,257,835.

Montgomery County Note Payable

      In December 2001, the Company entered into an Economic Development Fund Agreement with Montgomery County, Maryland. The primary purpose of the Economic Development Fund is to assist private employers who are located, planning to locate or substantially expand operations in Montgomery County. In September 2002, the Company received a $75,000 loan from the County. The loan will be amortized over 5 years from the loan disbursement date, with a moratorium on both the principal and the interest payment, until the third anniversary of the loan. The interest rate is fixed at 5% per annum. The principal and accrued interest must be repaid by the fifth anniversary of the loan disbursement date in quarterly installments with the first quarterly payment due on the 15th day of the month following the moratorium expiration date.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      According to the agreement, the County will permanently forgive part or all of the $75,000 loan principal balance together with the accrued interest if the following conditions are met:

•	$25,000 will be forgiven if the Company has made a capital investment in Montgomery County exceeding $7.5 million by the third anniversary date of loan disbursement date.

•	$25,000 will be forgiven if the Company generates at least 80% of the specified projected headcount of new full time employees by the end of 2004.

•	$25,000 will be forgiven if the Company maintains a specified number of full time employees through 2006.

      The Company must repay the entire $75,000 if it relocates to a site outside Montgomery County, or moves all or substantial parts of its business outside the county, within 5 years of the date of the promissory note.

7.	Accrued Expenses

      Accrued expenses consist of the following:

	December 31,

	2003	2002

Bonus accrual	$994,989	$420,000
Accrued professional fees	519,567	237,192
Relocation accrual	149,397	88,815
Insurance and benefits	334,788	67,329
Liability for exercised unvested stock options	92,191	9,304
Accrued research and development expenses	29,753	—
Other accrued expenses	56,669	8,340
Construction costs	1,580,509	—

Total accrued expenses	$3,757,863	$830,980

8.	Mandatorily Redeemable Convertible Preferred Stock

      From January 2000 (commencement of operations) through the Company’s initial public offering in October 2003, the company financed its operations primarily from the issuance of mandatorily redeemable convertible preferred stock. At the completion of the Company’s initial public offering, all mandatorily redeemable convertible preferred stock was automatically converted into 15,062,074 shares of common stock.

      In 2000, the Company issued 2,000,000 shares of Series A Redeemable Convertible Preferred Stock and 2,000,000 shares of Series B Redeemable Convertible Preferred Stock. In 2001, the Company issued 4,010,000 shares of Series C Redeemable Convertible Preferred Stock and 6,666,666 shares of Series D Redeemable Convertible Preferred Stock. In 2002, the Company issued an additional 1,333,333 shares of Series D Redeemable Convertible Preferred Stock.

      On July 2, 2003, the Company sold 2,484,886 shares of Series E Convertible Preferred Stock to certain of its existing preferred stockholders at a price of $2.25 per share. Also on July 2, 2003, the Company issued 2,263,272 shares of Series E Convertible Preferred Stock upon conversion of the Convertible Notes (see Note 6). On July 25, 2003, the Company sold an additional 6,807,398 shares of Series E Convertible Preferred Stock to new investors at $2.25 per share.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Each series of the mandatorily redeemable convertible preferred stock had the following terms:

Voting

      The holders of the preferred stock were entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote. Each preferred stockholder was entitled to the number of votes equal to the number of shares of common stock into which each preferred share was convertible at the time of such vote. In addition, the holders of a majority in voting power of the preferred stock are entitled to elect two of the Company’s directors.

Dividends

      The holders were entitled to receive, when and as declared by the Board of Directors and out of funds legally available, noncumulative dividends, payable in preference and priority to any payment of any dividend on common stock. No dividends were declared or paid by the Company.

Liquidation Preference

      In the event of any liquidation, dissolution or winding-up of the affairs of the Company, the holders of each of the then outstanding series of preferred stock were entitled to receive for each share an amount equal to the sum of their original cost per share, plus 10% per annum thereon, compounded annually, plus all declared but unpaid dividends, payable in preference and priority to any payments made to the holders of the then outstanding common stock.

Redemption

      Until the preferred stock was converted, the holder or holders of at least a majority of each of the outstanding series of preferred stock had the right, after December 31, 2003, to require the Company to redeem the preferred stock by paying in cash a sum equal to 100% of the original purchase price of the preferred stock plus any declared but unpaid dividends. Following such a request, and subject to availability of funds, the Company was obligated to redeem 25% of the preferred stock then owned by the requesting holders annually.

      At December 31, 2002, the combined redemption amount for Series A, Series B, Series C and Series D Preferred Stock was $28,514,998. The total carrying value of the Series A, Series B, Series C and Series D Preferred Stock differs from the redemption amount due to stock issuance costs which have been netted from the proceeds at issuance date, and are being accreted through the redemption date.

Conversion

      Each share of mandatorily redeemable convertible preferred stock, at the option of the holder, was convertible into a number of fully paid shares of common stock as determined by dividing the respective preferred stock issue price by the conversion price in effect at the time. Conversion was automatic immediately upon the closing of the Company’s public offering.

9.	Preferred Stock — Undesignated

      On October 22, 2003, the Company’s certificate of incorporation was amended to authorize the issue of up to 25,000,000 shares of undesignated preferred stock. The Company’s Board of Directors, without any further action by the Company’s stockholders, is authorized to issue shares of undesignated preferred stock in one of more classes or series. The Board may fix the rights, preferences and privileges of the preferred stock. The preferred stock could have voting or conversion rights that could adversely affect the voting power or other rights of common stockholders. As of December 31, 2003, no shares of preferred stock have been issued.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	Common Stock

      Effective with the Company’s initial public offering on October 22, 2003, the Company’s certificate of incorporation was amended to increase the number of authorized shares of common stock to 225,000,000.

      Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

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

Initial Public Offering

      On October 16, 2003, the Company priced its initial public offering of 6,000,000 shares of common stock at an offering price of $10.00 per share. The Company’s stock started trading on October 17, 2003 on The Nasdaq National Market under the symbol “AVNC.” The initial public offering was closed on October 22, 2003. The net proceeds were approximately $54.3 million after deducting the underwriting fee and other offering expenses. Upon the closing of the initial public offering, all shares of the Company’s outstanding preferred stock were automatically converted into common stock.

11.	Warrants

      In connection with the commencement of a lease for the Company’s premises in December 2000, the Company granted to the lessor a freely exercisable warrant to purchase 10,928 shares of the Company’s common stock (the “Lessor Warrant Shares”) at an exercise price of $2.29 per share. The expiration date of the warrant was December 1, 2010, which was the tenth anniversary of the effective date. The Lessor Warrant Shares were valued using the Black Scholes option pricing model at $0.27 per Lessor Warrant Share and the aggregate value was de minimus. The lessor exercised the warrant on December 31, 2003 on a cashless basis, and 7,773 shares were issued.

      In January 2001, the Company entered into a $1.5 million line of credit facility to finance the purchase of specified equipment based on approved equipment schedules (see Note 6). In connection with the line of credit, the Company agreed to issue the lender’s assignee warrants to purchase such number of shares of the Company’s common stock as determined by calculating the following: 4% of the amount of funds drawn by the Company divided by a per share exercise price of $2.29. As of December 31, 2002, based on actual draw downs, the Company had issued stock warrants for 23,033 shares of common stock (the “Lender Warrant Shares”). The warrants are immediately exercisable, and the expiration dates were from January 22, 2008 to July 24, 2008. The Lender Warrant Shares were valued using the Black Scholes option pricing model at $0.15 per Lender Warrant Share and the aggregate value was de minimus. At the closing of the Company’s initial public offering, the warrants were automatically exercised on a cashless basis and 17,753 shares were issued.

      In February 2002, the Company entered into a $2.0 million line of credit facility to finance the purchase of specified equipment based on lender approved equipment schedules (see Note 6). In connection with the line of credit, the Company agreed to issue the lender warrants to purchase such number of shares of the Company’s common stock as determined by calculating the following: 2% of the funds drawn by the Company divided by a per share exercise price of $4.12. As of December 31, 2002, based on actual draw downs, the Company had issued stock warrants to purchase 2,563 shares of common stock (the “Lender Warrant Shares”). The warrants

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

were immediately exercisable, and expired between July 14, 2009 and December 10, 2009. The warrants were valued using the Black Scholes option pricing model at $1.19 per Lender Warrant Share and the aggregate value was de minimus. At the closing of the Company’s initial public offering, the warrants were automatically exercised on a cashless basis and 1,506 shares were issued.

12.	Beneficial Conversion Features

Beneficial Conversion Feature — Interest Expense on Convertible Notes

      On March 28, 2003, the Company issued $5.0 million of convertible notes to certain of its existing preferred stockholders. In July 2003, the note holders exercised their right to convert the convertible notes and accrued interest into 2,263,272 shares of the Company’s Series E mandatorily redeemable convertible preferred stock. The Series E preferred stock was convertible into common stock at a price per share which was below the estimated fair value of the Company’s common stock at the date of issuance of the notes. Accordingly, the Company recorded a “non-cash beneficial conversion charge” of $1.7 million as additional interest expense for the year ended December 31, 2003.

Beneficial Conversion Feature — Series E Mandatorily Redeemable Convertible Preferred Stock

      In July 2003, the Company completed the sale of 9,292,284 shares of Series E mandatorily redeemable convertible preferred stock for proceeds of $20.9 million. After evaluating the fair value of the Company’s common stock in contemplation of its initial public offering, the Company determined that the issuance of the Series E preferred stock resulted in a beneficial conversion feature calculated in accordance with EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of $20.9 million which was accreted in July 2003 and is reflected in the net loss applicable to common stockholders for the year ended December 31, 2003.

13.	Stock Option Plan

      The Company currently grants stock options under the Stock Incentive Plan (the “Plan”). In March 2001, October 2001, April 2002, September 2003 and October 2003, the number of shares available for issuance under the Plan was increased to 1,142,081, 1,633,863, 2,185,696, 4,098,182 and 5,098,182, respectively.

      Options granted under the Plan may be incentive stock options or non-statutory stock options. Stock purchase rights may also be granted under the Plan. Incentive stock options may only be granted to employees. The compensation committee of the Board of Directors determines the period over which options become exercisable. Options granted to employees, consultants and advisors normally vest over a 4-year period. Options granted to one non-employee consultant vested over two years; that consultant, however, terminated her relationship with the Company during 2002 and the option was terminated. Options granted to directors, upon their initial appointment or election, vest monthly over 36 months. Annual director grants vest monthly over 12 months. The exercise price of incentive stock options and non-statutory stock options shall be no less than 100% of the fair market value per share of the Company’s common stock on the grant date. The term of all options is 10 years except, with respect to one incentive stock option held by a Company executive, the term of which is 5 years. As of December 31, 2003 and 2002, there were 1,905,867 and 691,117 shares of common stock available for future option grants, respectively.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the activity of the Company’s stock option plan for the years ended December 31, 2003, 2002 and 2001:

	Number of	Weighted-Average
	Options	Exercise Price

Outstanding, December 31, 2000	131,142	$0.28
Granted	1,047,714	0.44
Exercised	599,564	0.38
Cancelled	6,011	0.28

Outstanding, December 31, 2001	573,281	0.44
Granted	365,066	0.62
Exercised	50,817	0.44
Cancelled	43,332	0.38

Outstanding, December 31, 2002	844,198	0.53
Granted	1,741,057	4.30
Exercised	306,446	0.91
Cancelled	43,321	1.32

Outstanding, December 31, 2003	2,235,488	$3.45

      The following table summarizes information about stock options outstanding, and exercisable at December 31, 2003, 2002 and 2001:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

December 31, 2003:
$0.28 to $0.62	1,224,835	8.2	$0.57	172,713	$0.49
$1.41	361,414	9.7	$1.41	2,732	$1.41
$10.00	649,239	9.8	$10.00	40,702	$10.00

	2,235,488	8.9	$3.45	216,147	$2.29

December 31, 2002:
$0.28 to $0.62	844,198	8.3	$0.53	117,672	$0.48

December 31, 2001:
$0.28 to $0.62	573,281	8.6	$0.44	5,533	$0.30

      The Company granted 178,201, 20,218 and 27,321 stock options to non-employee consultants and scientific advisory board (“SAB”) members during 2003, 2002 and 2001, respectively. Included in the 2003 grants is a grant for 85,313 options to a non-employee consultant for past services, for which the Company expensed the entire value of $710,657 at the time of grant. The Company will recognize an expense for all other options granted to non-employee consultants throughout the vesting period of the options, and as long as those non-employee consultants and SAB members continue to perform services for the Company, based on the fair value of the options at each reporting period. The options are valued using the Black Scholes option pricing model. Total stock-based compensation expense for non-employee consultants recognized during 2003 and 2002 was $1,260,117 and $155,334, respectively. The stock-based compensation expense for the year 2001 was de

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

minimis. As of December 31, 2003, the balance of unamortized stock-based compensation for options granted to non-employees was approximately $500,000.

Restricted Stock

      Certain of the Company’s directors, consultants and employees (and/or immediate family members or related entities to which certain of those individuals have transferred their options or shares of common stock) have entered into the Company’s standard form of stock restriction agreement as a condition to their exercise of options to acquire common stock pursuant to the Plan. These agreements provide, among other things, for a right of first refusal to the Company in connection with the option holder’s sale of the common stock, as well as the right for the Company to purchase the stockholder’s common stock in the event that the stockholder’s relationship with the Company is terminated under certain circumstances. Shares issued under non-statutory stock options exercised prior to vesting are subject to forfeiture in accordance with the vesting schedule of the granted stock options. During 2003, 2002 and 2001, certain of the Company’s employees, board members and consultants exercised unvested stock options, awarded under the Company’s Stock Incentive Plan, to acquire a total of 139,332, 50,817, and 599,564 shares, respectively, of restricted common stock. At December 31, 2003 and 2002, 424,290 and 496,153 shares, respectively, of restricted common stock remain unvested pursuant to awards.

      Consistent with the provisions of EITF No. 00-23, for all exercises of stock options into unvested restricted stock after March 2002, the Company recorded a liability for the amount of the proceeds received, which is reclassified to equity upon the vesting of the restricted stock. As of December 31, 2003 and 2002, $92,191 and $9,304 related to 150,124 and 17,212 shares of restricted stock, respectively, was recorded as a liability.

      Of the stock options exercised in 2001 into unvested restricted stock, Dr. Rudnic and two affiliated trusts exercised a total of 295,069 non-statutory stock options in October 2001. The exercise price was paid through the issuance of full-recourse promissory notes in the aggregate principal amount of $121,500. Interest accrues on the notes at 5.50% and the term of the notes is five years. As of December 31, 2003 and 2002, unpaid interest accrued on the notes is $1,113 and $1,114, respectively. The shares issued upon exercise of the options were pledged as security for the repayment of the promissory notes (the “Pledge”). In addition, pursuant to the terms of a stock restriction agreement, all of these shares were subject to repurchase by the Company upon any termination of Dr. Rudnic’s employment (the “Termination Repurchase Right”). In February 2002, the stock restriction agreement was amended to provide the Company with an additional right, upon the Company’s request, to repurchase 54,642 of the shares from Dr. Rudnic if the Company failed to meet certain performance milestones during 2002 (the “Milestone Repurchase Right”). In January 2003, the Company’s Board of Directors decided not to exercise the Company’s Milestone Repurchase Right. The Milestone Repurchase Right was never exercised by the Company and lapsed in February 2003. The 54,642 shares remain subject to the Pledge and the Termination Repurchase Right.

14.	Income Taxes

      The Company has not recorded any tax provision or benefit for the years ended December 31, 2003, 2002 and 2001. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carryforwards cannot be sufficiently assured at December 31, 2003 and 2002.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets consist of the following:

	December 31,

	2003	2002

Net operating loss carryforwards	$10,274,352	$6,212,259
Start-up costs	2,909,568	2,478,827
Deferred revenue	1,689,625	—
Depreciation and amortization	(76,547)	(128,018)
Accrued expenses	188,103	288,122
Charitable contributions	9,930	8,438
Stock-based compensation	1,151,932	—
Research and experimentation tax credit	1,301,258	856,589

Deferred tax assets	17,448,221	9,716,217
Valuation allowance	(17,448,221)	(9,716,217)

Net deferred tax assets	$—	$—

      The effective tax rate differs from the U.S. federal statutory tax rate of 34% due to the following:

	Year Ended December 31,

	2003	2002	2001

U.S. federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(4.1)%	(4.6)%	(4.6)%
Beneficial conversion feature — deemed interest expense	2.7%	(0.0)%	(0.0)%
Permanent items	0.7%	0.2%	(0.7)%
Research and experimentation tax credit	(2.1)%	(4.6)%	(2.4)%
Change in valuation allowance	36.8%	43.0%	41.7%

Effective tax rate	(0.0)%	(0.0)%	(0.0)%

      At December 31, 2003 and 2002, the Company had federal and state net operating loss carryforwards of approximately $26.6 million and $16.1 million, respectively, available to reduce future taxable income, which will begin to expire in 2020. At December 31, 2003 and 2002, the Company had research and experimentation tax credit carryforwards of approximately $1.3 million and $0.9 million, which will begin to expire in 2020.

      Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards which can be used in future years. The Company believes that ownership changes to date will not limit the future utilization of net operating loss carryforwards.

15.	401(k) Savings Plan and Employee Stock Purchase Plan

      During 2000, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company’s Board of Directors has discretion to match contributions made by the Company’s employees. To date there were no matching contributions made by the Company.

      During 2003, the Company adopted an employee stock purchase plan which provides for the issuance of up to 100,000 shares of common stock. This plan, which is intended to qualify under Section 423 of the Internal

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Revenue Code, provides our employees with an opportunity to purchase shares of our common stock through payroll deductions. Options to purchase our common stock will be granted to each eligible employee periodically. The purchase price of each share of common stock will not be less than the lesser of 85% of the fair market value of the common stock at the beginning or end of the option period. Participation is limited so that the right to purchase stock under the purchase plan does not accrue at a rate which exceeds $25,000 of the fair market value of our common stock in any calendar year. To date, no shares have been issued under this plan.

16.	Commitments and Contingencies

Leases

      In August 2002, the Company entered into a 10-year lease for its corporate, research and development facility in Germantown, Maryland, which is renewable for two periods of five consecutive years each at the end of the original term. The Company took possession of the lease space during 2003. In conjunction with the execution of the lease agreement, the Company provided the landlord with a letter of credit, which the Company collateralized with a $940,800 restricted cash deposit (see Note 2). The Company also leases additional laboratory space in Gaithersburg, Maryland under a noncancelable operating lease, which expires in November 2005. The Company also leases office equipment expiring at various dates through 2008. Rent expense under all leases was $671,537, $347,901 and $252,138 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Future minimum lease payments under noncancelable operating leases at December 31, 2003 are as follows:

Operating
Year Ending December 31,	Leases

2004	$1,095,006
2005	1,180,096
2006	1,027,267
2007	1,051,431
2008	1,081,721
Thereafter	5,149,160

$10,584,681

      The lease on the Company’s corporate, research and development facility includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments will be charged to expense on the straight-line method over the term of the lease.

Legal Proceedings

      The Company is a party to legal proceedings and claims that arise during the ordinary course of business. In December 2003, Aventis and Aventis Pharmaceuticals Inc. brought an action against the Company in the U.S. District Court for the District of Delaware. The Complaint contains six counts, based upon both federal and state law, alleging, in essence, that the Company has infringed on the plaintiffs’ trademark. The plaintiffs seek injunctive relief, as well as unspecified monetary damages. The case is in the very early stage of pleadings. It is the opinion of management that the ultimate outcome of this matter will not have a material adverse effect upon the Company’s financial position, results of operations, or cash flows.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

17.	Related Party Transactions

Loans to Executive Officer

      In October 2001, we provided loans to Dr. Edward Rudnic, our president, chief executive officer and a director, and two trusts affiliated with Dr. Rudnic, that are evidenced by full recourse notes in the aggregate principal amount of $121,500. The notes bear interest at a fixed annual interest rate of 5.5%, with the interest payable annually, and mature in October 2006. The proceeds from these notes were used to exercise options to purchase 295,069 shares of our common stock. The loans are secured by 295,069 shares of our common stock issued to Dr. Rudnic and the two trusts, plus any additional shares purchased by these holders. Following exercise, Dr. Rudnic transferred by gift a total of 38,250 shares of our common stock to five family members and two other individuals. The shares of common stock remain pledged to secure the loans to Dr. Rudnic. As of December 31, 2003, the total amount outstanding under the loans was $122,613, including accrued interest.

Consulting Arrangements

      In December 2002, we entered into a consulting arrangement with Mr. James Isbister, the chairman of our board of directors, which provides for a payment to Mr. Isbister of $60,000 per year in exchange for consulting services. These consulting services include tactical advice and planning with regard to corporate operations, financing approaches, and product development and commercialization strategies.

      In December 2002, we entered into a consulting agreement with Jenefir D. Isbister, Ph.D., the spouse of Mr. James Isbister and a professor and research microbiologist at George Mason University. Under the terms of the consulting agreement, we pay Dr. Isbister $1,500 per day for consultation and research support services in connection with our identification and development of pulsatile antibiotic delivery strategies. The current consulting agreement will expire in December 2004. In 2003 and 2002, we paid an aggregate of $56,000 and $65,100, respectively to Dr. Isbister under this agreement. We also granted options to Dr. Isbister that were exercised for 43,714 shares of our common stock at a weighted average exercise price of $0.53 per share.

18.	Quarterly Financial Data (Unaudited)

      The following table presents unaudited quarterly financial data of the Company. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

					Basic and
					Diluted
					Net Loss
				Net Loss	Per Share
				Applicable to	Applicable to
	Contract	Operating		Common	Common
	Revenue	Loss	Net Loss	Stockholders	Stockholders

Year ended December 31, 2003
First quarter	$—	$(3,237,382)	$(3,253,184)	$(3,271,762)	$(3.33)
Second quarter	—	(4,153,926)	(4,236,279)	(4,255,062)	(4.04)
Third quarter (a)	312,500	(6,534,493)	(8,152,710)	(29,135,970)	(20.19)
Fourth quarter	3,312,500	(5,471,281)	(5,333,011)	(5,429,183)	(0.29)

Year ended December 31, 2002
First quarter	—	(2,524,181)	(2,475,117)	(2,492,278)	(3.44)
Second quarter	—	(3,660,022)	(3,624,924)	(3,643,708)	(4.23)
Third quarter	—	(4,072,671)	(4,064,740)	(4,083,730)	(4.39)
Fourth quarter	—	(3,922,135)	(3,959,214)	(3,978,204)	(4.24)

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note (a):	The third quarter of fiscal 2003 was the Company’s first quarter of revenue recognition. Also in the third quarter of fiscal 2003, a beneficial conversion feature for deemed interest expense of $1,666,667 was included in Operating Loss and an additional $20,907,620 for a beneficial conversion feature for a deemed dividend to preferred stockholders was included in the calculation of the Net Loss Applicable to Common Stockholders.