Form 10-Q
period 2004-03-31
ADVANCIS PHARMACEUTICAL CORP
filed 2004-05-07
CIK 1161924

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-50414

ADVANCIS PHARMACEUTICAL CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	52-2208264
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

20425 Seneca Meadows Parkway
Germantown, Maryland	20876
(Address of principal executive offices)	(Zip Code)

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
Yes [X]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

As of May 3, 2004, 22,795,307 shares of common stock of the Registrant were outstanding.

ADVANCIS PHARMACEUTICAL CORPORATION

INDEX

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ADVANCIS PHARMACEUTICAL CORPORATION

BALANCE SHEETS (Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$15,668,380	$37,450,490
Marketable securities	41,152,310	27,636,632
Accounts receivable	—	3,000,000
Prepaid expenses and other current assets	1,036,541	1,127,464

Total current assets	57,857,231	69,214,586
Property and equipment, net	13,761,478	12,512,792
Restricted cash	1,783,924	1,776,569
Deposits	747,706	477,396
Notes receivable	121,500	121,500
Intangible assets, net	69,000	72,000

Total assets	$74,340,839	$84,174,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,374,791	$2,683,713
Accrued expenses	3,221,016	3,757,863
Lines of credit — current portion	1,083,357	953,984
Deferred contract revenue	1,250,000	1,250,000

Total current liabilities	7,929,164	8,645,560
Lines of credit — non current portion	1,866,927	1,411,604
Note payable	75,000	75,000
Deferred contract revenue	2,812,500	3,125,000
Deferred credit on lease concession	747,009	767,759

Total liabilities	13,430,600	14,024,923

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 225,000,000 shares authorized; 22,684,114 shares and 22,639,344 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	226,841	226,394
Capital in excess of par value	120,446,392	120,141,450
Deferred stock-based compensation	(5,064,005)	(6,126,286)
Accumulated deficit	(54,722,818)	(44,102,018)
Accumulated other comprehensive income	23,829	10,380

Total stockholders’ equity	60,910,239	70,149,920

Total liabilities and stockholders’ equity	$74,340,839	$84,174,843

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2004	2003
Contract revenue	$312,500	$—

Cost and expenses:
Research and development	7,889,823	2,504,068
General and administrative	3,233,603	733,314

Total expenses	11,123,426	3,237,382

Loss from operations	(10,810,926)	(3,237,382)
Interest income	214,417	18,640
Interest expense	(24,291)	(34,442)

Net loss	(10,620,800)	(3,253,184)
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	—	(18,578)

Net loss applicable to common stockholders	$(10,620,800)	$(3,271,762)

Basic and diluted net loss per share applicable to common stockholders	$(0.47)	$(3.33)

Shares used in calculation of basic and diluted net loss per share	22,666,229	983,264

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Capital in	Deferred		Other	Total
	Common	Par	Excess of	Stock-Based	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Par Value	Compensation	Deficit	Income	Equity
Balance at December 31, 2003	22,639,344	$226,394	$120,141,450	$(6,126,286)	$(44,102,018)	$10,380	$70,149,920
Exercise of stock options	5,839	58	3,670	—	—	—	3,728
Issuance of restricted stock	38,931	389	23,748	—	—	—	24,137
Issuance of stock options for services	—	—	277,524		—	—	277,524
Amortization of deferred stock based compensation	—	—	—	1,062,281	—	—	1,062,281
Comprehensive income (loss):
Net loss	—				(10,620,800)	—	(10,620,800)
Unrealized gain on marketable securities	—	—	—	—	—	13,449	13,449

Total comprehensive loss	—	—	—	—	—	—	(10,607,351)

Balance at March 31, 2004	22,684,114	$226,841	$120,446,392	$(5,064,005)	$(54,722,818)	$23,829	$60,910,239

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(10,620,800)	$(3,253,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	384,329	133,464
Stock-based compensation	1,339,805	—
Amortization of deferred credit on lease concession	(20,750)	—
Amortization of premium on marketable securities	401,180	—
Changes in:
Accounts receivable	3,000,000	—
Prepaid expenses and other current assets	90,923	9,885
Deposits other than on property and equipment	—	(5,689)
Accounts payable	(308,922)	544,767
Accrued expenses	562,022	70,124
Deferred contract revenue	(312,500)	—

Net cash used in operating activities	(5,484,713)	(2,500,633)

Cash flows from investing activities:
Purchase of marketable securities	(13,903,409)	—
Purchases of property and equipment	(2,704,747)	(759,242)
Deposits on property and equipment	(270,310)	(157,840)
Restricted cash	(7,355)	—
Landlord lease concession	—	69,460

Net cash used in investing activities	(16,885,821)	(847,622)

Cash flows from financing activities:
Proceeds from lines of credit	807,249	—
Payments on lines of credit	(222,553)	(148,217)
Proceeds from convertible notes payable	—	4,476,000
Proceeds from exercise of common stock options	3,728	475

Net cash from financing activities	588,424	4,328,258

Net increase (decrease) in cash and cash equivalents	(21,782,110)	980,003
Cash and cash equivalents, beginning of period	37,450,490	4,059,911

Cash and cash equivalents, end of period	$15,668,380	$5,039,914

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$27,014	$34,456

Supplemental disclosure of non-cash transactions:
Reclassification of liability related to early exercises of restricted stock to equity upon vesting of the restricted stock	$24,137	$—

Accretion of issuance costs of mandatorily redeemable convertible preferred stock	$—	$18,578

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited financial statements of Advancis Pharmaceutical Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

     Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Net loss, as reported	$(10,620,800)	$(3,253,184)
Add — Stock-based employee compensation expense determined under the intrinsic value method	1,062,281	—
Less — Stock-based employee compensation expense determined under the fair value based method	(1,562,611)	(35,639)

Pro forma net loss	(11,121,130)	(3,288,823)
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	—	(18,578)

Pro forma net loss applicable to common stockholders	$(11,121,130)	$(3,307,401)

Net loss per share:
Basic and diluted, as reported	$(0.47)	$(3.33)

Basic and diluted, pro forma	$(0.49)	$(3.36)

Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of common stock equivalents outstanding during the period, including outstanding stock options and warrants, is measured by the treasury stock method. The dilutive impact, if any, of the Company’s redeemable convertible preferred stock is measured using the if-converted method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company incurred net losses for the three months ended March 31, 2004 and 2003, and, accordingly, did not assume exercise or conversion of any of the Company’s outstanding stock options, warrants or redeemable convertible preferred stock because to do so would be antidilutive.

     The following are the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	March 31,
(Number of Underlying Common Shares)	2004	2003
	(Unaudited)
Preferred stock	—	8,748,251
Stock options	3,319,098	843,146
Nonvested restricted stock	358,174	410,225
Warrants	—	36,524

Total	3,677,272	10,038,146

Recent Accounting Pronouncements

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB issued FIN 46 (revised December

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

2003), “Consolidation of Variable Interest Entities.” This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on the Company’s financial position or results of operations. However, if the Company enters into such an arrangement with a variable interest entity in the future or an entity with which the Company has a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity, the Company’s financial position or results of operations might be impacted.

3. Revenue

     In July 2003, the Company entered into a development and license agreement with GlaxoSmithKline (GSK) pursuant to which the Company has exclusively licensed patents and PULSYS technology to GSK for use on some of its products. Under the agreement, GSK is responsible for the clinical development, manufacture, commercialization and sale of the licensed products. In consideration for the licensing of its technology, the Company received an initial upfront payment of $5.0 million, a $3.0 million payment upon achievement of the first milestone, and can receive additional milestone payments not to exceed $49.0 million over the development period if it achieves specified product development goals. In addition, upon commercialization of any of the products, the Company could receive royalty payments and may receive additional incentive payments of up to $50.0 million if specified annual sales goals are achieved.

     The Company recognized revenue of $313,000 in the three months ended March 31, 2004, which represents amortization of the $5.0 million upfront payment from GSK, which is expected to be amortized into revenue on a straight-line basis through June 2007.

4. Marketable Securities

     Marketable securities, including accrued interest, at March 31, 2004 were as follows:

	March 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
Marketable securities:
Corporate debt securities	$38,098,976	$18,393	$(12,312)	$38,105,057
Government agency securities	3,029,505	17,748	—	3,047,253

	$41,128,481	$36,141	$(12,312)	$41,152,310

     Maturities of the Company’s marketable securities at March 31, 2004 are as follows:

	March 31, 2004
	Amortized	Fair
Available-for-sale	Cost	Value
Maturities of marketable securities:
Less than one year	$30,834,346	$30,833,123
One to two years	10,294,135	10,319,187

	$41,128,481	$41,152,310

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

5. Property and Equipment

     Property and equipment consist of the following:

	Estimated
	Useful Life	March 31,	December 31,
	(Years)	2004	2003
Construction in progress		$2,828,449	$2,526,977
Computer equipment	3	728,883	645,310
Furniture and fixtures	5	1,255,682	1,073,915
Equipment	3-10	3,949,402	2,886,199
Leasehold improvements	10	6,850,448	6,850,448

		15,612,864	13,982,849
Less — accumulated depreciation		(1,851,386)	(1,470,057)

		$13,761,478	$12,512,792

     During the three month period ending March 31, 2004, the Company expended approximately $2.7 million for the construction of its corporate, research and development facility and purchase of equipment. In addition, the Company made deposits of $270,310 on equipment for the new facility during the three-month period ending March 31, 2004.

6. Borrowings

     In July 2003, the Company entered into a $5.5 million line of credit facility with a bank to finance the purchase of equipment associated with the fit-out of the Company’s corporate, research and development facility. The facility has an interest rate of floating 30-day LIBOR plus 280 basis points or fixed cost of funds plus 280 basis points. Each drawing requires monthly repayment of principal plus interest based upon a 36-month repayment schedule for computer equipment or a 48-month repayment schedule for all other equipment. The line of credit has a first lien on all assets purchased with the proceeds of the line. As collateral for the line of credit, the Company maintains a restricted account with the bank in the amount of $500,000. During the three-month period ended March 31, 2004, the Company drew down $807,000 under the line of credit.

7. Accrued Expenses

     Accrued expenses consist of the following:

	March 31,	December 31,
	2004	2003
	(Unaudited)
Bonus accrual	$491,646	$994,989
Accrued professional fees	896,549	519,567
Relocation accrual	253,197	149,397
Accrued research and development expenses	569,789	29,753
Insurance and benefits	292,953	334,788
Liability for exercised unvested stock options	68,054	92,191
Other accrued expenses	143,051	56,669
Construction cost	505,777	1,580,509

Total accrued expenses	$3,221,016	$3,757,863

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

8. Stock Option Grants

     On February 25, 2004, and March 31, 2004, the Board of Directors granted stock options to certain employees to purchase up to 907,850 and 181,600 shares of common stock, respectively. The exercise price of the options is the fair market value per share of the Company’s common stock on the grant date.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Form 10-Q and the financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Annual Report on Form 10-K. This discussion contains forward-looking statements the accuracy of which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed herein and in our 2003 Annual Report. See “Forward-looking Statements.”

Background

     Business. We are a pharmaceutical company focused on developing and commercializing pulsatile drug products that fulfill substantial unmet medical needs in the treatment of infectious disease. We are developing a broad portfolio of drugs based on our novel biological finding that bacteria exposed to antibiotics in front-loaded, sequential bursts, or pulses, are killed more efficiently and effectively than those exposed to standard antibiotic treatment regimens. Based on this finding, we have developed a proprietary, once-a-day pulsatile delivery technology called PULSYS.

     We have focused initially on developing pulsatile formulations of approved and marketed drugs that no longer have patent protection or that have patents expiring in the next three years. As of March 31, 2004, we had four pulsatile drugs in Phase I/II clinical trials, five pulsatile drugs or drug combinations in late stage preclinical development and are exploring pulsatile formulations for a range of other antibiotics. We are also developing a non-pulsatile, generic formulation of the antibiotic Biaxin XL. In April 2004, we moved our pulsatile amoxicillin/clarithromycin combination product into Phase I/II trials. Based on results of our preclinical experiments, we believe that combination products such as amoxicillin/clarithromycin may perform in a fashion superior to either drug alone, particularly when delivered in a pulsatile manner. We expect to move additional preclinical product candidates into Phase I/II trials in the second half of 2004.

     General. Our future operating results will depend largely on the magnitude of payments from our current and potential future corporate partners and the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, the timing of the receipt of payments from collaborators and the cost and outcome of clinical trials.

     Revenues. Since we began our operations in January 2000, we have devoted substantially all of our resources to the discovery and development of pharmaceutical products for the treatment of bacterial infections. We have generated minimal operating revenues since our inception, and have not generated any revenues from product sales. Any revenues that we may receive in the near future are expected to consist primarily of license fees, milestone payments and research reimbursement payments to be received from collaborative partners. If our development efforts result in clinical success, regulatory approval and successful commercialization of our products, we could generate revenues from sales of our products and from receipt of royalties on sales of licensed products. We received a payment of $5 million from GlaxoSmithKline upon signing of our license agreement in July 2003, which has been deferred and recognized as revenue throughout the estimated development period of the contract. Remaining milestone payments under this agreement will be recognized as revenue in accordance with our revenue recognition policies set forth in Note 2 to the financial statements included in our Annual Report on Form 10-K. In September 2003, we entered into an agreement pursuant to which we licensed to Par Pharmaceutical the distribution and marketing rights to our generic clarithromycin product. We are entitled to receive milestone payments from Par Pharmaceutical not to exceed an aggregate of $6 million upon achievement of certain goals. To date, no milestone payments from Par Pharmaceutical have been received.

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

     The following table summarizes our product development initiatives for the three months ended March 31, 2004 and 2003. Included in this table is the research and development expense recognized in connection with each product candidate currently in clinical development and all preclinical product candidates as a group.

	Three Months Ended		Total Expenses
	March 31,		Incurred from Inception to	Clinical Development
	2004	2003	March 31, 2004	Phase
Direct Project Costs (1)
Amoxicillin (2)	$3,116,000	$549,000	$10,991,000	Phase I/II
Clarithromycin	129,000	234,000	5,244,000	Phase I/II
Metronidazole	524,000	47,000	2,449,000	Phase I/II
Amoxicillin/Clavulanate Potassium (3)	2,000	1,000	91,000	Phase I/II
Generic Clarithromycin	1,469,000	986,000	11,489,000	Phase I/II
Other Product Candidates	1,097,000	203,000	3,816,000	Preclinical

Total Direct Project Costs	6,337,000	2,020,000	34,080,000

Indirect Project Costs (1)
Facility	530,000	125,000	2,938,000
Depreciation	346,000	121,000	1,686,000
Patent	110,000	63,000	966,000
Other Indirect Overhead	567,000	175,000	2,098,000

Total Indirect Expense	1,553,000	484,000	7,688,000

Total Research & Development Expense	$7,890,000	$2,504,000	$41,768,000

(1)	Many of our research and development costs are not attributable to any individual project because we use resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

(2)	We have both pediatric and adult amoxicillin formulations in clinical development.

(3)	We have entered into an agreement under which GlaxoSmithKline will be responsible for funding future clinical development of this product.

     Conducting clinical trials is a lengthy, time-consuming and expensive process. As of March 31, 2004 we have four pulsatile drug products in Phase I/II clinical trials and we have not completed such trials and additional studies in animals to extrapolate proper dosage for Phase III clinical efficacy trials in humans. The commencement and rate of completion of clinical trials for our products may be delayed by many factors, including:

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

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, accounting, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services. We expect that our general and administrative expenses will increase as we add personnel and become subject to the reporting obligations applicable to public companies. Our general and administrative expenses have increased as a result of our expansion into a new facility in the second half of 2003.

     Stock-Based Compensation. We have recorded deferred stock-based compensation expense in connection with the grant of stock options to employees. Deferred stock-based compensation for options granted to employees is the difference between the fair value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. We recorded amortization of deferred stock-based compensation related to employees of approximately $1.1 million for the three-month period ended March 31, 2004.

     We recorded stock-based compensation expense of $278,000 during the three-month period ended March 31, 2004, for options granted to non-employee consultants and scientific advisory board (''SAB’’) members in accordance with Statement of Financial Accounting Standards No. 123 based on the fair value of the equity instruments issued. Stock-based compensation for options granted to non-employee consultants and SAB members is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force Issue No. 96-18. We will recognize an expense for such options throughout the vesting period as the services are provided by the non-employee consultants and SAB members. As of March 31, 2004, the balance of unamortized stock-based compensation for options granted to non-employees was approximately $500,000. This amount will be adjusted based on changes in the fair value of the options at the end of each reporting period.

     Interest Income (Expense). Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest expense consists of interest incurred on borrowings net of interest capitalized.

     Net Losses. We have a limited history of operations. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of March 31, 2004, we had an accumulated deficit of approximately $54.7 million. We anticipate incurring additional losses, which may increase, for the foreseeable future.

Collaboration Agreements

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

Our Collaborations with Par Pharmaceutical

     In September 2003, we entered into an agreement pursuant to which we licensed to Par Pharmaceutical the distribution and marketing rights to our generic clarithromycin product. We expect that the new formulation and subsequent bioequivalence studies will involve an expanded relationship with Par, whereby Par will assume many of the clinical manufacturing responsibilities for the generic product and the filing of the abbreviated new drug application (ANDA). We are entitled to receive milestone payments from Par Pharmaceutical not to exceed an aggregate of $6 million upon achievement of certain goals, including acceptance of an ANDA by the FDA and commercial launch of the product. In addition, we will receive royalty payments equal to over 50% of the net profits from the sale of the product, which royalty rate may be reduced to an amount as low as 25% at our election, upon the assumption by Par Pharmaceutical of certain of our obligations and risks relating to the development of the product. The agreement has an indefinite term, but may be terminated at any time by Par Pharmaceutical upon relatively short notice. Our receipt of milestone and royalty payments under the agreement are subject to certain conditions and limitations and will depend on our success in developing the product and the ability of Par Pharmaceutical to commercialize and sell the product. We cannot assure you that we will receive any milestone or royalty payments or that our collaboration with Par Pharmaceutical will result in the marketing of any drug. Par Pharmaceutical has the right to refrain from marketing activities upon the occurrence of certain events, such as the assertion of patent infringement claims. In addition, subject to a limited exception, we will be obligated to pay for one-half of any costs, expenses or damages resulting from any claims for patent infringement.

     In March 2004, we signed a letter of intent with Par Pharmaceutical as our strategic partner to develop and commercialize our pulsatile amoxicillin products. Under the terms of the letter of intent, we would receive a fee of $5 million and a commitment from Par Pharmaceutical to fund all further development expenses in exchange for granting Par Pharmaceutical the exclusive right to sell Amoxicillin PULSYS and the co-exclusive right to market the products. The two parties intend to jointly fund and run the marketing and sales program and to share operating profits from product sales on an equal basis. We would be responsible for the manufacturing program, would retain all patents and trademarks, and would be responsible for patent and trademark enforcement. The parties expect to negotiate and finalize a definitive agreement, but cannot assure you that a definitive agreement will be entered into in accordance with these terms, or at all.

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003

     Revenues. We recorded revenues of $313,000 during the three months ended March 31, 2004 and did not record any revenues during the three months ended March 31, 2003. Revenues in 2004 represent the amortization of a $5.0 million upfront payment received from GlaxoSmithKline (GSK) in July 2003, which is expected to be amortized into revenue on a straight-line basis through June 2007.

     Research and Development Expenses. Research and development expenses increased by $5.4 million, or 215%, to $7.9 million for the three months ended March 31, 2004 compared to $2.5 million for the three months ended March 31, 2003. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.

     The following table discloses the components of research and development expenses reflecting all of our project expenses.

	Three Months Ended March 31,
Research and Development Expenses	2004	2003
Direct project costs:
Personnel, benefits and related costs	$2,318,000	$1,256,000
Stock-based compensation	666,000	—
Contract R&D, consultants, materials and other costs	1,669,000	565,000
Clinical trials	1,684,000	199,000

Total direct costs	6,337,000	2,020,000
Indirect project costs	1,553,000	484,000

Total	$7,890,000	$2,504,000

     Direct costs increased $4.3 million primarily as a result of increases of $3.5 million relating to the development of our pulsatile amoxicillin, pulsatile metronidazole and generic clarithromycin product candidates, plus an increase of $0.9 million relating to the evaluation of new preclinical product candidates. Increased project staffing levels in 2004 versus 2003 resulted in an increase of $ 1.1 in personnel, benefits and related costs. Stock-based compensation of $ 0.7 million in 2004 is related to both employees and non-employee consultants.

     Contract research and development, consulting, materials and other direct costs increased $1.1 million in preparation for our clinical trials. Our clinical trials expense increased $1.5 million due to an increase in the number of subjects dosed. We conducted a total of five Phase I/II clinical trials in the three months ended March 31, 2004, consisting of one for our pulsatile amoxicillin adult product, three for our pulsatile amoxicillin pediatric product, and one for our pulsatile metronidazole product. In the three months ended March 31, 2003, we conducted two Phase I/II clinical trials for our generic clarithromycin product candidate.

     Indirect project costs also increased by $1.1 million, primarily due to an increase in facility-related costs of $0.4 million, depreciation of $0.2 million, and overhead of $0.5 million due to the opening of our new corporate, research and development facility.

     During the remainder of 2004, and thereafter, research and development expense is expected to increase substantially as we conduct an increased number of clinical trials.

     General and Administrative Expenses. General and administrative expenses increased $2.5 million, or 341%, to $3.2 million for the three months ended March 31, 2004 from $0.7 million for the three months ended March 31, 2003.

	Three Months Ended March 31
	2004	2003
Salaries, benefits and related costs	$781,000	$357,000
Stock-based compensation	674,000	—
Legal and consulting expenses	755,000	185,000
Other expenses	1,024,000	191,000

Total	$3,234,000	$733,000

     General and administrative expenses consist of salaries and related costs for executive and other administrative personnel, as well as professional fees and facility costs. Salaries, benefits and related costs for personnel increased $0.5 million in 2004 due to higher compensation and benefits expenses related to new hires, as well as higher recruiting costs. Stock-based compensation related to employees was $0.7 million in 2004, while there was no similar expense in the same period in 2003. Legal and consulting costs increased $0.6 million due to increased legal support activities in 2004 primarily related to our transition to a publicly-listed corporation, as well as consulting fees incurred in support of business development and other activities. Other expenses increased $0.8 million, primarily due to increased business development and market research costs of $0.3 million, increased audit fees of $0.1 million, higher costs related to the new corporate, research and development facility of $0.1 million, and increased insurance and other expenses of $0.3 million.

     Net Interest Income (Expense). Net interest income in the three months ended March 31, 2004 was $190,000 compared to net interest expense of $15,000 in the three months ended March 31, 2003. The increase in net interest income was primarily due to the increase in cash, cash equivalents and marketable securities in 2004, which generated substantially higher interest income.

	Three Months Ended March 31,
	2004	2003
Interest income.	$214,000	$19,000
Interest expense	(24,000)	(34,000)

Total, net	$190,000	$(15,000)

Liquidity and Capital Resources

     We have funded our operations principally with the proceeds of $54.5 million from a series of five preferred stock offerings and one issue of convertible notes over the period 2000 through 2003 and the net proceeds of $54.3 million from our initial public offering in October 2003.

Cash and Marketable Securities

     At March 31, 2004, cash, cash equivalents and marketable securities were $56.8 million compared to $65.1 million at December 31, 2003.

	March 31,	December 31,
	2004	2003
Cash and cash equivalents	$15,668,000	$37,450,000
Marketable securities	41,152,000	27,637,000

Total	$56,820,000	$65,087,000

     Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities are also highly-liquid investments and are classified as available-for-sale, as they can be utilized for current operations. Our investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/ P1. Our objective is to maintain its investment portfolio at an average duration of approximately one year.

     Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Cash Flow

     The following table summarizes our sources and uses of cash and cash equivalents for the three-month periods ending March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Net cash used in operating activities	$(5,484,000)	$(2,501,000)
Net cash used in investing activities	(16,886,000)	(847,000)
Net cash provided by financing activities	588,000	4,328,000

Net increase (decrease) in cash and cash equivalents	$(21,782,000)	$980,000

     Net cash used in operating activities in the three-month period ending March 31, 2004 was $5.5 million, primarily due to the net loss of $10.6 million as adjusted for noncash charges and the timing of revenue recognition. The differences between revenue in the net loss and cash receipts and between expenses in the net loss and cash expenditures are explained as follows:

Revenue / Cash Receipts: Revenue included in the net loss was $0.3 million, although cash receipts in 2004 were $3.0 million. The difference of $2.7 million results from two factors: First, the revenue of $0.3 million represents the amortization in 2004 of a $5.0 million cash payment from GSK received in July 2003. Second, cash received from GSK in 2004 of $3.0 million was previously recognized as revenue in 2003, when the milestone was achieved, and a receivable was recorded at that time. The $2.7 million difference between revenue and cash receipts is included in the working capital account changes of $3.0 million in accounts receivable and $0.3 million in deferred contract revenue.

Expenses / Cash Expenditures: Expenses included in the net loss were $10.9 million, compared to cash expenditures for operating activities of $8.5 million. The difference of $2.4 million is attributable to non-cash expense charges of $2.1 million and working capital account changes related to expenses of $0.3 million. The non-cash expense charges of $2.4 million primarily consist of depreciation, stock-based compensation, and amortization of premium on marketable securities.

     Net cash used in operating activities in the three-month period ending March 31, 2003 was $2.5 million, primarily due to the net loss of $3.2 million. The net loss in 2003 did not include the recognition of any revenue, and the company did not receive any upfront or milestone cash payments. The net loss of $3.2 million includes a noncash expense of $0.1 million for depreciation, and expenses of $0.6 million which were recorded in accounts payable and accrued liabilities. Thus, the net cash used in operating activities in the period was $2.5 million.

     Net cash used in investing activities during the three-month period ending March 31, 2004 was $16.9 million. The most significant investing activity was $13.9 million for the purchase of marketable securities, as the Company invested the cash obtained from its October 2003 initial public offering in longer duration securities. Also, the Company spent $3.0 million for purchases of property and equipment, primarily for the build-out of its corporate, research and development facility in Germantown, Maryland.

     Net cash used in investing activities during the three-month period ending March 31, 2003 was $0.8 million. This amount was primarily used for the purchase of equipment for the Company’s research and development operations.

     Net cash provided by financing activities for the three-month period ending March 31, 2004 was $0.6 million. The major financing activities included a loan draw of $0.8 million for equipment financing in connection with the fit-out of the Company’s new corporate, research and development facility and payments of $0.2 million on the Company’s existing borrowings.

     Net cash provided by financing activities for the three-month period ending March 31, 2003 was $4.3 million. The major financing activities included the issuance of $4.5 million of convertible notes in March 2003 to certain of the Company’s existing preferred stockholders. These notes were subsequently converted into Series E Convertible Preferred Stock in July 2003.

Borrowings

     We are a party to four credit facilities for an aggregate amount of $6.4 million used to finance the purchase of equipment and to one loan agreement for $75,000 with a local government development fund. Of the total amount, $3.0 million was outstanding as of March 31, 2004 and $3.4 million was available for future draws, as summarized in the following table:

	As of March 31, 2004
			Remaining
		Amount	Amount
Debt Obligations	Interest Rates	Outstanding	Available
Fixed rate borrowings	5.00% - 11.62%	$722,000	$—
Variable rate borrowings	LIBOR or Fixed Cost
	of Funds plus 250 –
	280 basis points	2,303,000	3,347,000

Totals		$3,025,000	$3,347,000

     We expect to draw the remaining amount available of $3.3 million under our $5.5 million bank credit line to finance the purchase of additional equipment for our new corporate, research and development facility. We do not currently hedge variable rate borrowings.

Contractual Obligations

     During the three-month period ending March 31, 2004, we spent approximately $2.7 million for capital expenditures, primarily for leasehold improvements and equipment for our new corporate, research and development facility. We expect to acquire an additional $3.3 million of equipment in the remainder of fiscal 2004 to complete the initial fit-out of our corporate, research and development facility. Our $5.5 million line of credit established in July 2003 will be the primary source of funds for this equipment.

Prospective Information

     We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additions to personnel and clinical trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, legal and accounting staff, add infrastructure and incur a full fiscal year of the additional costs related to being a public company, including directors’ and officers’ insurance, investor relations programs and increased professional fees. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of regulatory approvals, payments received or made under current or anticipated collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing and our or our partners’ success in developing markets for our product candidates. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses, debt repayments and capital equipment requirements for at least the next two years.

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

Recent Accounting Pronouncements

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities.” This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on the Company’s financial position or results of operations. However, if the Company enters into such an arrangement with a variable interest entity in the future or an entity with which the Company has a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity, the Company’s financial position or results of operations might be impacted.

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

     Accrued Expenses. As part of the process of preparing financial statements, we are required to estimate accrued expenses for services performed and liabilities incurred. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated accrued expenses for services include professional service fees, such as lawyers and accountants, contract service fees, such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials, and fees paid to contract manufacturers in conjunction with the production of clinical materials. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often judgmental. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles. We also make estimates for other liabilities incurred, including health insurance costs for our employees. We are self-insured for claims made under our health insurance program and record an estimate at the end of a period for claims not yet reported. Our risk exposure is limited, as claims over a maximum amount are covered by an aggregate stop loss insurance policy.

     Stock-Based Compensation. We have elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation.” In the notes to our financial statements we provide pro forma disclosures in accordance with SFAS No. 148 and related pronouncements. We account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123 and EITF Issue No. 96-18. The factors which are most likely to affect charges or credits to operations related to stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of such fair value. Since the Company’s initial public offering in October 2003, we have used the quoted market price of our common stock as the fair value, and we have established an estimate for volatility by considering the volatility of the stock of other comparable public companies.

     Income Taxes. As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not recorded any tax provision or benefit for the the three months ended March 31, 2004 and 2003. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured at December 31, 2003 and March 31, 2004.

Forward-looking Statements

     This report contains forward-looking statements. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements may be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•	general economic and business conditions;

•	changes in governmental laws and regulations relating to the development and commercialization of pharmaceutical products;

•	the financial condition of our collaborative partners; and

•	competition in our industry.

     All written and oral forward-looking statements made in connection with this report on Form 10-Q which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” and other cautionary statements included in our 2003 Annual Report on Form 10-K. We disclaim any obligation to update information contained in any forward-looking statement.

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

Item 4. Controls and Procedures

     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Form 10-Q quarterly report has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2004, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     None

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

     From October 15, 2003, the effective date of our Registration Statement on Form S-1 (File No. 333-107599) to March 31, 2004, we have not used any of the net offering proceeds from our initial public offering, as we have funded our net cash used in operating activities and our capital expenditures with cash on hand prior to the offering.

     We currently intend to use the proceeds of the offering for research and development activities, including clinical trials for our product candidates, purchases of capital equipment, licensing activities and other general corporate purposes. The amount and timing of our actual expenditures will depend on numerous factors, including the progress of our research and development activities and clinical trials, the number and breadth of our product development programs, our ability to establish and maintain corporate collaborations and other arrangements, and the amount of cash, if any, generated by our operations. We will retain broad discretion in the allocation and use of the proceeds of the offering. Pending application of the proceeds, as described above, we have invested the proceeds in short-term, investment-grade, interest-bearing securities.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Executive Employment Agreement between the Company and Barry Hafkin, M.D. dated March 15, 2004.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(b)	Reports on Form 8-K

     We filed a Current Report on Form 8-K, on February 12, 2004, furnishing our financial results for the year ended December 31, 2003. We filed a Current Report on Form 8-K, on April 29, 2004, furnishing our financial results for the three months ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCIS PHARMACEUTICAL CORPORATION
By:	/s/ EDWARD M. RUDNIC
Edward M. Rudnic, Ph.D.
Chairman of the Board, President and Chief Executive Officer

By:	/s/ STEVEN A. SHALLCROSS
Steven A. Shallcross
Senior Vice President and Chief Financial Officer

Dated: May 7, 2004

EXHIBIT INDEX

Exhibit Number
10.1	Executive Employment Agreement between the Company and Barry Hafkin, M.D. dated March 15, 2004.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.