Form 10-Q
period 2004-06-30
ADVANCIS PHARMACEUTICAL CORP
filed 2004-08-06
CIK 1161924

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

     As of August 3, 2004, 22,799,448 shares of common stock of the Registrant were outstanding.

ADVANCIS PHARMACEUTICAL CORPORATION

INDEX

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ADVANCIS PHARMACEUTICAL CORPORATION

BALANCE SHEETS

	June 30, 2004	December 31, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,722,267	$37,450,490
Marketable securities	32,517,430	27,636,632
Accounts receivable	806,130	3,000,000
Prepaid expenses and other current assets	1,009,360	1,127,464

Total current assets	43,055,187	69,214,586
Property and equipment, net	14,603,851	12,512,792
Restricted cash	1,787,705	1,776,569
Deposits	398,930	477,396
Notes receivable	121,500	121,500
Intangible assets, net	11,271,517	72,000

Total assets	$71,238,690	$84,174,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,567,329	$2,683,713
Accrued expenses	3,599,691	3,757,863
Lines of credit — current portion	967,946	953,984
Deferred contract revenue	2,916,667	1,250,000

Total current liabilities	9,051,633	8,645,560
Lines of credit — non current portion	1,598,885	1,411,604
Note payable	75,000	75,000
Deferred contract revenue	6,097,509	3,125,000
Deferred rent and credit on lease concession	822,099	767,759

Total liabilities	17,645,126	14,024,923

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 225,000,000 shares authorized; 22,687,982 shares and 22,639,344 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	226,880	226,394
Capital in excess of par value	120,711,440	120,141,450
Deferred stock-based compensation	(4,017,629)	(6,126,286)
Accumulated deficit	(63,212,970)	(44,102,018)
Accumulated other comprehensive income (loss)	(114,157)	10,380

Total stockholders’ equity	53,593,564	70,149,920

Total liabilities and stockholders’ equity	$71,238,690	$84,174,843

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Unaudited)
Revenue:
Contract revenue	$451,389	$—	$763,889	$—
Reimbursement of development costs	403,065	—	403,065

Total revenue	854,454	—	1,166,954	—

Cost and expenses:
Research and development	6,415,037	3,033,898	14,304,860	5,537,966
General and administrative	3,086,198	1,120,028	6,319,801	1,853,342

Total expenses	9,501,235	4,153,926	20,624,661	7,391,308

Loss from operations	(8,646,781)	(4,153,926)	(19,457,707)	(7,391,308)
Interest income	195,270	16,811	409,687	35,451
Interest expense	(38,641)	(99,164)	(62,932)	(133,606)

Net loss	(8,490,152)	(4,236,279)	(19,110,952)	(7,489,463)
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	—	(18,783)	—	(37,361)

Net loss applicable to common stockholders	$(8,490,152)	$(4,255,062)	$(19,110,952)	$(7,526,824)

Basic and diluted net loss per share applicable to common stockholders	$(0.37)	$(4.02)	$(0.84)	$(7.37)

Shares used in calculation of basic and diluted net loss per share	22,685,258	1,059,571	22,675,743	1,021,418

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other
			Capital in	Deferred		Comprehensive	Total
	Common	Par	Excess of	Stock-Based	Accumulated	Income	Stockholders’
	Shares	Value	Par Value	Compensation	Deficit	(Loss)	Equity

	(Unaudited)
Balance at December 31, 2003	22,639,344	$226,394	$120,141,450	$(6,126,286)	$(44,102,018)	$10,380	$70,149,920
Exercise of stock options	9,707	97	5,528	—	—	—	5,625
Issuance of restricted stock	38,931	389	23,748	—	—	—	24,137
Issuance of stock options for services	—	—	124,573	—	—	—	124,573
Stock-based compensation for retired director	—	—	416,141	73,810	—	—	489,951
Amortization of deferred stock based compensation	—	—	—	2,034,847	—	—	2,034,847
Comprehensive income (loss):
Net loss	—	—	—	—	(19,110,952)	—	(19,110,952)
Unrealized loss on marketable securities	—	—	—	—	—	(124,537)	(124,537)

Total comprehensive loss							(19,235,489)

Balance at June 30, 2004	22,687,982	$226,880	$120,711,440	$(4,017,629)	$(63,212,970)	$(114,157)	$53,593,564

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2004	2003

	(Unaudited)
Cash flows from operating activities:
Net loss	$(19,110,952)	$(7,489,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	805,317	274,661
Stock-based compensation	2,649,371	799,875
Deferred rent and credit on lease concession	(32,738)	(20,751)
Interest accrued on convertible notes	—	91,389
Amortization of premium on marketable securities	844,184	—
Changes in:
Accounts receivable	2,193,870	—
Prepaid expenses and other current assets	118,104	(162,595)
Deposits other than on property and equipment	—	(2,720)
Accounts payable	(1,116,383)	834,366
Accrued expenses	940,694	2,229,656
Deferred contract revenue	4,639,176	—

Net cash used in operating activities	(8,069,357)	(3,445,582)

Cash flows from investing activities:
Purchase of Keflex intangible assets	(11,205,517)	—
Purchase of marketable securities	(19,051,683)	—
Sale or maturity of marketable securities	13,202,164	—
Purchases of property and equipment	(3,590,131)	(4,794,655)
Deposits on property and equipment	(296,510)	(1,101,253)
Restricted cash	(11,136)	—
Landlord lease concession	87,079	830,010

Net cash used in investing activities	(20,865,734)	(5,065,898)

Cash flows from financing activities:
Proceeds from lines of credit	807,249	—
Payments on lines of credit	(606,006)	(305,505)
Proceeds from convertible notes payable	—	5,000,000
Proceeds from exercise of common stock options	5,625	1,656

Net cash from financing activities	206,868	4,696,151

Net increase (decrease) in cash and cash equivalents	(28,728,223)	(3,815,329)
Cash and cash equivalents, beginning of period	37,450,490	4,059,911

Cash and cash equivalents, end of period	$8,722,267	$244,582

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$65,655	$133,606

Supplemental disclosure of non-cash transactions:
Reclassification of liability related to early exercises of restricted stock to equity upon vesting of the restricted stock	$24,137	$—

Accretion of issuance costs of mandatorily redeemable convertible preferred stock	$—	$37,361

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

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

      Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

      Revenue for reimbursement of development costs is recognized as the actual costs to perform the work are incurred. Revenue recognized is limited to minimum amounts expected to be received under the specific agreements and excludes amounts contingent on future events, such as successful commercialization, and amounts that are contingently refundable.

      Royalties from licensees are based on third-party sales of licensed products and will be recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured.

      Cash received in excess of revenue recognized is recorded as deferred revenue.

Marketable Securities

      The Company classifies all of its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity (deficit) in accumulated other comprehensive income (loss). Marketable securities available for current operations are classified in the balance sheet as current assets; marketable securities held for long-term purposes are classified as noncurrent assets. Interest income and realized gains and losses on securities are included in “Interest income” in the statements of operations.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

		(Unaudited)
Net loss, as reported	$(8,490,152)	$(4,236,279)	$(19,110,952)	$(7,489,463)
Add — Stock-based employee compensation expense determined under the intrinsic value method	972,566	280,372	2,034,847	280,372
Less — Stock-based employee compensation expense determined under the fair value based method	(2,172,765)	(231,476)	(3,784,334)	(267,115)

Pro forma net loss	(9,690,351)	(4,187,382)	(20,860,439)	(7,476,205)
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	—	(18,783)	—	(37,361)

Pro forma net loss applicable to common stockholders	$(9,690,351)	$(4,206,165)	$(20,860,439)	$(7,513,566)

Net loss per share:
Basic and diluted, as reported	$(0.39)	$(4.02)	$(0.86)	$(7.37)

Basic and diluted, pro forma	$(0.43)	$(3.97)	$(0.92)	$(7.36)

Earnings Per Share

      Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of common stock equivalents outstanding during the period, including outstanding stock options and warrants, is measured by the treasury stock method. The dilutive impact, if any, of the Company’s redeemable convertible preferred stock is measured using the if-converted method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company incurred net losses for the three and six months ended June 30, 2004 and 2003, and accordingly, did not assume exercise or conversion of any of the Company’s outstanding stock options, warrants or redeemable convertible preferred stock because to do so would be antidilutive.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following are the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	June 30,

(Number of Underlying Common Shares)	2004	2003

	(Unaudited)
Preferred stock	—	8,748,251
Stock options	3,451,330	1,530,603
Nonvested restricted stock	257,087	309,139
Warrants	—	36,524
Convertible Notes	—	1,236,707

Total	3,708,417	11,861,224

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

      In July 2003, the Company entered into a development and license agreement with GlaxoSmithKline (GSK) pursuant to which the Company has exclusively licensed patents and PULSYS technology to GSK for use on some of its products. Under the agreement, GSK is responsible for the clinical development, manufacture, commercialization and sale of the licensed products. In consideration for the licensing of its technology, the Company received an initial upfront payment of $5.0 million, a $3.0 million payment upon achievement of the first milestone, and can receive additional milestone payments not to exceed $49.0 million over the development period if it achieves specified product development goals. In addition, upon commercialization of any of the products, the Company could receive royalty payments and may receive additional incentive payments of up to $50.0 million if specified annual sales goals are achieved. Relative to the GSK agreement, the Company recognized revenue of $312,500 and $625,000 in the three and six months ended June 30, 2004, respectively, which represent amortization of the $5.0 million upfront payment. The remaining balance of $3,750,000 is expected to be amortized to revenue on a straight-line basis through June 2007.

      In May 2004, the Company entered into an agreement with Par Pharmaceutical to collaborate in the further development and commercialization of a PULSYS-based amoxicillin product. The Company will conduct the development program, including the manufacture of clinical supplies and the conduct of clinical trials, and be responsible for obtaining regulatory approval for the product. The Company will own the product trademark and manufacture or arrange for supplies of the product for commercial sales. Par will be the sole distributor of the product. Both parties will share commercialization expenses, including pre-marketing costs and promotion costs, on an equal basis. Operating profits from sales of the product will also be shared on an

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

equal basis. Under the agreement, the Company received an upfront fee of $5.0 million and a commitment from Par to fund all further anticipated development expenses. Development expenses incurred by the Company will be funded by quarterly payments aggregating $28 million over the period from July 2004 through October 2005. Revenue related to the receipt of the quarterly payments is recognized based on actual costs incurred as the work is performed, with the balance of cash received in excess of actual costs incurred recorded as deferred revenue. The excess of the development costs incurred by the Company over the quarterly payments aggregating $28 million to be made by Par will be funded subsequent to commercialization, by the distribution to the Company of Par’s share of operating profits, if any, until the excess amount has been reimbursed. The Company does not record any amounts as revenue on a current basis which are dependant on achievement of future operating profits. Relative to the Par agreement, the $5.0 million upfront payment is being amortized on a straight-line basis through May 2007, with $138,889 recognized as contract revenue for both the three and six month periods ended June 30, 2004, and $4,861,111 recorded as deferred revenue as of June 30, 2004. Revenue recognized by the Company for reimbursement of development expenses for both the three and six month periods ended June 30, 2004 was $403,065.

4.	Marketable Securities

      Marketable securities, including accrued interest, at June 30, 2004 were as follows:

	June 30, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value

Marketable securities:
Corporate debt securities	$29,619,915	$—	$(99,669)	$29,520,246
Government agency securities	3,011,672	—	(14,488)	2,997,184

	$32,631,587	$—	$(114,157)	$32,517,430

      Maturities of the Company’s marketable securities at June 30, 2004 are as follows:

	June 30, 2004

	Amortized
Available-for-sale	Cost	Fair Value

Maturities of marketable securities:
Less than one year	$24,854,210	$24,803,624
One to two years	7,777,377	7,713,806

	$32,631,587	$32,517,430

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

      Property and equipment consist of the following:

	Estimated
	Useful Life	June 30,	December 31,
	(Years)	2004	2003

Construction in progress		$1,938,733	$2,526,977
Computer equipment	3	785,354	645,310
Furniture and fixtures	5	1,301,840	1,073,915
Equipment	3-10	5,996,850	2,886,199
Leasehold improvements	10	6,850,448	6,850,448

		16,873,225	13,982,849
Less — accumulated depreciation		(2,269,374)	(1,470,057)

		$14,603,851	$12,512,792

      During the six month period ended June 30, 2004, the Company expended approximately $3.6 million for the construction of its corporate, research and development facility and purchase of equipment. In addition, the Company made deposits of $296,510 for the purchase of equipment for the new facility during the six month period ended June 30, 2004.

6.	Intangible Assets

      Intangible assets consist of the following:

	June 30,	December 31,
	2004	2003

	(Unaudited)
Keflex acquired intangibles	$11,205,517	$—
Patents acquired	66,000	72,000

Total intangibles	$11,271,517	$72,000

      On June 30, 2004, the Company acquired the U.S. rights to the Keflex brand of cephalexin from Eli Lilly and Company. The purchase price was $11.2 million, including transaction costs, which was paid in cash from the Company’s working capital. The asset purchase includes the exclusive rights to manufacture, market and sell Keflex in the United States (including Puerto Rico). The Company also acquired Keflex trademarks, technology and new drug applications (NDAs) supporting the approval of Keflex.

      The fair market values of the individual Keflex intangible assets acquired are currently being evaluated by an independent valuation firm. The Company expects to record the individual fair market values of these intangible assets before September 30, 2004.

7.	Borrowings

      In July 2003, the Company entered into a $5.5 million line of credit facility with a bank to finance the purchase of equipment primarily associated with the fit-out of the Company’s corporate, research and development facility. The loan facility has an interest rate of floating 30-day LIBOR plus 280 basis points or fixed cost of funds plus 280 basis points. Each drawing requires monthly repayment of principal plus interest based upon a 36-month repayment schedule for computer equipment or a 48-month repayment schedule for all other equipment. The line of credit is secured by a first lien on all assets purchased with the proceeds of the line. As collateral for the line of credit, the Company maintains a restricted account with the bank in the

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

amount of $500,000. During the six month period ended June 30, 2004, the Company drew down $807,249 under the line of credit. The Company drew an additional $582,148 prior to expiration of the line of credit on July 31, 2004. The expiration of the line of credit did not affect the repayment schedules for the draws previously made under the line. The Company is negotiating with the bank to extend and increase the line of credit to fund the purchase of additional equipment.

8.	Accrued Expenses

      Accrued expenses consist of the following:

	June 30,	December 31,
	2004	2003

	(Unaudited)
Bonus accrual	$874,569	$994,989
Accrued professional fees	803,293	519,567
Relocation accrual	263,955	149,397
Accrued research and development expenses	691,467	29,753
Insurance and benefits	258,721	334,788
Liability for exercised unvested stock options	68,054	92,191
Other accrued expenses	133,855	56,669
Construction cost	505,777	1,580,509

Total accrued expenses	$3,599,691	$3,757,863

9.	Stock Option Grants

      On February 25, 2004, March 31, 2004, and June 3, 2004, the Company granted stock options to purchase up to 907,850, 181,600 and 144,900 shares of common stock, respectively, to certain employees and directors. The exercise price of the options is the fair market price of the Company’s stock on the grant date.

      In April 2004, the Company’s board of directors increased the aggregate number of shares available for issuance under the stock incentive plan to 6,348,182, of which 1,930,318 shares remain available for issuance as of June 30, 2004.

10.	Related Party Transactions

      Effective May 1, 2004, James D. Isbister retired as the chairman of the board of directors. At that time, the Company entered into an agreement with Mr. Isbister which provides for a payment to him of up to $100,000 per year in exchange for consulting services. The initial term of the agreement is for 40 months, and it may be renewed by mutual agreement.

      Also on May 1, 2004, Mr. Isbister and the Company entered into an agreement to amend the stock option agreements with Mr. Isbister, to provide for the continued vesting of unvested restricted stock and for accelerated vesting in the event of a termination by the Company of the consulting agreement with Mr. Isbister or a defined change in control of the Company. As a result of his change in status from director to consultant and the Company waiving its right to repurchase the restricted stock issued for options which had been early exercised by Mr. Isbister, the Company recorded a stock-based compensation charge of $489,951.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Form 10-Q and the financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Annual Report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed herein and in our 2003 Annual Report. See “Forward-looking Statements.”

Background

      Business. We are a pharmaceutical company focused on developing and commercializing pulsatile drug products that fulfill substantial unmet medical needs in the treatment of infectious disease. We are developing a broad portfolio of anti-infective drugs based on our novel biological finding that bacteria exposed to antibiotics in front-loaded, staccato bursts, or “pulses,” are killed more efficiently and effectively than those under standard antibiotic treatment regimens. Based on this finding, we have developed a proprietary, once-a-day pulsatile delivery technology called PULSYS.

      We have focused initially on developing pulsatile formulations of approved and marketed drugs that no longer have patent protection or that have patents expiring in the next three years. As of June 30, 2004, we had five PULSYS antibiotic compounds in Phase I/ II clinical trials and an additional four PULSYS product candidates in advanced in vitro preclinical development. We are also developing a non-pulsatile, generic formulation of the antibiotic Biaxin XL. In addition, in June 2004 we acquired the U.S. rights to manufacture, market, and sell the Keflex brand of cephalexin from Eli Lilly and Company. We expect to begin development of a once-a-day cephalexin using our PULSYS technology. With the acquisition of Keflex, we now have under development PULSYS versions of three of the top five most-prescribed antibiotics in the United States.

      General. Our future operating results will depend largely on the magnitude of payments from our current and potential future collaborative partners and the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, the timing of the receipt of payments from collaborators and the cost and outcome of clinical trials.

      Revenues. Since we began our operations in January 2000, we have devoted substantially all of our resources to the discovery and development of pharmaceutical products for the treatment of bacterial infections. We have generated minimal operating revenues since our inception, and, through June 30, 2004, had not generated any revenues from product sales. Any revenues that we may receive in the near future are expected to consist primarily of license fees, milestone payments and research reimbursement payments to be received from collaborative partners, together with revenue from product sales of Keflex. If our development efforts result in clinical success, regulatory approval and successful commercialization of our products, we could generate revenues from sales of our products and from receipt of royalties on sales of licensed products.

      To date, we have entered into three collaborative agreements. We received a payment of $5 million from GlaxoSmithKline upon signing of our license agreement in July 2003, which has been deferred and is being recognized as revenue throughout the estimated development period of the contract. Remaining milestone payments under this agreement will be recognized as revenue in accordance with our revenue recognition policies set forth in Note 2 to the financial statements included in our Annual Report on Form 10-K. In September 2003, we entered into an agreement pursuant to which we licensed to Par Pharmaceutical the distribution and marketing rights to our generic clarithromycin product. We are entitled to receive milestone payments from Par Pharmaceutical not to exceed an aggregate of $6 million upon achievement of certain goals. To date, no milestone payments from Par Pharmaceutical have been received. In May 2004, we entered into an agreement with Par Pharmaceutical to develop and commercialize amoxicillin PULSYS, and we received an upfront payment of $5 million upon signing the agreement which will be amortized over the development period. Par has committed to fund future anticipated development expenses under this agreement.

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

      The following table summarizes our product development initiatives for the three and six month periods ended June 30, 2004 and 2003. Included in this table is the research and development expense recognized in connection with each product candidate currently in clinical development and all preclinical product candidates as a group.

	Three Months Ended		Six Months Ended		Total Expenses
	June 30,		June 30,		Incurred as of	Clinical
					June 30,	Development
	2004	2003	2004	2003	2004	Phase

Direct Project Costs(1)
Amoxicillin(2)	$3,039,000	$888,000	$6,155,000	$1,437,000	$14,030,000	Phase I/II
Clarithromycin	79,000	356,000	208,000	590,000	5,323,000	Phase I/II
Metronidazole	165,000	23,000	689,000	70,000	2,614,000	Phase I/II
Amoxicillin/ Clavulanate
Potassium(3)	1,000	1,000	3,000	2,000	92,000	Phase I/II
Generic Clarithromycin	769,000	940,000	2,238,000	1,926,000	12,258,000	Phase I/II
Other Product Candidates	723,000	300,000	1,820,000	503,000	4,539,000	Preclinical

Total Direct Project Costs	4,776,000	2,508,000	11,113,000	4,528,000	38,856,000

Indirect Project Costs(1)
Facility	594,000	131,000	1,124,000	256,000	3,532,000
Depreciation	379,000	129,000	725,000	250,000	2,065,000
Patent	58,000	155,000	168,000	218,000	1,024,000
Other Indirect Overhead	608,000	111,000	1,175,000	286,000	2,706,000

Total Indirect Expense	1,639,000	526,000	3,192,000	1,010,000	9,327,000

Total Research & Development Expense	$6,415,000	$3,034,000	$14,305,000	$5,538,000	$48,183,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

(2)	We have both pediatric and adult amoxicillin formulations in clinical development. We have entered into an agreement under which Par Pharmaceutical will be responsible for funding the anticipated future development costs of this product. See “Our Collaboration with Par Pharmaceutical for Amoxicillin PULSYS.”

(3)	We have entered into an agreement under which GlaxoSmithKline will be responsible for funding future clinical development of this product.

      Conducting clinical trials is a lengthy, time-consuming and expensive process. As of June 30, 2004, we had five PULSYS antibiotic compounds in Phase I/ II clinical trials and an additional four PULSYS product candidates in advanced in vitro preclinical development. The commencement and rate of completion of clinical trials for our products may be delayed by many factors, including:

•	completion of preclinical development;

•	lack of efficacy during the clinical trials;

•	unforeseen safety issues;

•	slower than expected rate of patient recruitment; or

•	government or regulatory delays.

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

      Stock-Based Compensation. We have recorded deferred stock-based compensation expense in connection with the grant of certain stock options to employees. Deferred stock-based compensation for options granted to employees is the difference between the fair value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. We recorded amortization of deferred stock-based compensation related to employees of approximately $1.0 million and $2.0 million for the three and six-month periods ended June 30, 2004, respectively. In addition, we recorded a one-time charge of $500,000 related to the retirement of our former Chairman.

      We recorded stock-based compensation expense of ($153,000) and $125,000 during the three and six month periods ended June 30, 2004, for options granted to non-employee consultants and scientific advisory board (“SAB”) members in accordance with Statement of Financial Accounting Standards No. 123 based on the fair value of the equity instruments issued. Stock-based compensation for options granted to non-employee consultants and SAB members is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force Issue No. 96-18. We will recognize an expense for such options throughout the vesting period as the services are provided by the non-employee consultants and SAB members. As of June 30, 2004, the balance of unamortized stock-based compensation for options granted to non-employees was approximately $300,000. This amount will be adjusted based on changes in the fair value of the options at the end of each reporting period.

      Interest Income (Expense). Interest income consists primarily of interest earned on our cash, cash equivalents and short-term investments. Interest expense consists of interest incurred on borrowings net of interest capitalized.

      Net Losses. We have a limited history of operations. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of June 30, 2004, we had an accumulated deficit of approximately $63.2 million. We anticipate incurring additional losses, which may increase, for the foreseeable future.

Collaboration Agreements

Our Collaboration with GlaxoSmithKline

      In July 2003, we entered into a license agreement with GlaxoSmithKline (GSK) pursuant to which we licensed patents and PULSYS technology to GSK for use with its Augmentin (amoxicillin/clavulanate combination) products and with limited other amoxicillin products. Under the agreement, GSK will be responsible, at its cost and expense, to use commercially reasonable efforts for the clinical development, manufacture and sale of the licensed products. We received an initial non-refundable, non-creditable payment of $5 million from GSK upon signing of the agreement, a $3 million payment upon achievement of the first milestone, and would be entitled to receive additional milestone payments from GSK not to exceed an aggregate of $49 million if it achieves certain product development goals, including commencement of clinical trials and the filing and approval of an NDA with the FDA. In addition, we will receive royalty payments on the commercial sale of products developed under the agreement. We may also receive sales milestone payments of up to $50 million if specified annual sales goals are achieved.

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

Our Collaboration with Par Pharmaceutical for Generic Clarithromycin

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

      The agreement has an indefinite term, but may be terminated at any time by Par Pharmaceutical upon relatively short notice. Our receipt of milestone and royalty payments under the agreement are subject to certain conditions and limitations and will depend on our success in developing the product and the ability of Par Pharmaceutical to commercialize and sell the product. We cannot assure you that we will receive any milestone or royalty payments or that our collaboration with Par Pharmaceutical will result in the marketing of any drug. Par Pharmaceutical has the right to refrain from marketing activities upon the occurrence of certain events, such as the assertion of patent infringement claims. In addition, subject to a limited exception, we will be obligated to pay for one-half of any costs, expenses or damages resulting from any claims for patent infringement. We cannot assure you that we will receive any additional milestone or royalty payments or that our collaboration with Par will result in the approval and marketing of any drug.

Our Collaboration with Par Pharmaceutical for Amoxicillin PULSYS

      In May 2004, we entered into an agreement with Par Pharmaceutical to collaborate in the further development and commercialization of a PULSYS-based amoxicillin product. We will design the develop-

ment program, including the manufacturing of clinical supplies and the conducting of clinical trials, and be responsible for obtaining regulatory approval for the product. We will own the product trademark and manufacture or arrange for supplies of the product for commercial sales. Par will be the sole distributor of the product. Both parties will share commercialization expenses, including pre-marketing costs and promotion costs, on an equal basis. Operating profits from sales of the product will also be shared on an equal basis.

      Under the agreement, we received an upfront fee of $5 million and a commitment from Par to fund all further anticipated development expenses. Development expenses incurred by us will be funded by quarterly payments from Par aggregating $28 million over the period from July 2004 through October 2005. The excess of the development costs incurred by us over the quarterly payments aggregating $28 million made by Par will be funded subsequent to commercialization, by the distribution to us of Par’s share of operating profits, if any, until the excess amount has been reimbursed.

      The agreement may be terminated by Par, either for cause, in the event of material increases in development costs or delays in program timing, or for other reasons. In the event that Par terminates the agreement for cause, no further quarterly development payments will be due to us; further, if we commercialize the product subsequent to Par’s termination and if Par has funded at least $20 million in development payments at the time of termination, Par will have a right to be paid a percentage of its development payments from future net operating profits on product sales, if any. In the event of termination for other reasons, Par will be required to pay to us the lesser of (1) the excess of our cumulative development costs over the cumulative quarterly payments made by Par or (2) the difference between the cumulative quarterly payments actually made by Par through the termination date and the total of the quarterly payments specified in the agreement. We cannot assure you that we will receive any additional payments or that our collaboration with Par will result in the approval and marketing of any drug.

      For accounting purposes, we are recognizing revenue for the upfront fee on a straight line basis over the estimated development period. We are recognizing revenue for reimbursement of development costs as the actual costs to perform the work are incurred. Revenue recognized is limited to minimum amounts expected to be received under the specific agreements and excludes amounts contingent on future events, such as successful commercialization, and amounts that are contingently refundable.

Acquisition of Keflex Brand Rights

      On June 30, 2004, we acquired the U.S. rights to the Keflex brand of cephalexin from Eli Lilly and Company. The purchase price was $11.2 million, including transaction costs, which was paid in cash from our working capital. The asset purchase includes the exclusive rights to manufacture, market and sell Keflex in the United States (including Puerto Rico). We also acquired Keflex trademarks, technology and new drug applications (NDAs) supporting the approval of Keflex. In addition, on June 30, 2004, we entered into a manufacturing supply agreement with Eli Lilly, under which Lilly has agreed to sell certain Keflex product inventory to us and to continue to manufacture and supply Keflex products for us for a transition period, unless we terminate the agreement at an earlier date. Any manufacturing orders are subject to minimum and maximum quantities, and purchase prices are fixed in the agreement. After the transition period, we will assume manufacturing responsibility, and we initially plan to enter into our own third-party agreements. We cannot assure you that we will be able to enter into satisfactory third-party manufacturing agreements for the manufacture and supply of Keflex products or that any agreements entered into will result in an adequate supply of Keflex products for us to sell and distribute.

      In addition to assuming sales and marketing responsibilities for Keflex, we expect to begin clinical development of an enhanced cephalexin utilizing Advancis’ proprietary once-a-day pulsatile dosing technology called PULSYS. In the event we are able to develop and commercialize a PULSYS-based Keflex product, another cephalexin product relying on the acquired NDAs, or other pharmaceutical products using the acquired trademarks, Eli Lilly will be entitled to royalties on these new products. Royalties are payable on a new product by new product basis for five years following the first commercial sale for each new product, up to a maximum aggregate royalty per calendar year. All royalty obligations with respect to any defined new product cease after the 15th anniversary of the first commercial sale of the first defined new product.

Results of Operations

Three months ended June 30, 2004 compared to three months ended June 30, 2003

      Revenues. We recorded revenues of $854,000 during the three months ended June 30, 2004 and did not record any revenues during the three months ended June 30, 2003, as follows:

	Three Months Ended
	June 30

	2004	2003

Amortization of upfront licensing fees:
GSK	$312,000	$—
Par — amoxicillin	139,000	—
Reimbursement of development costs — Par amoxicillin	403,000	—

Total	$854,000	$—

      Revenues recognized in 2004 for upfront licensing fees include the amortization of a $5.0 million upfront payment received from GlaxoSmithKline (GSK) in July 2003, which is expected to be amortized into revenue on a straight-line basis through June 2007, and the amortization of a $5.0 million upfront payment received from Par Pharmaceutical in May 2004, which is expected to be amortized into revenue on a straight-line basis through May 2007.

      Reimbursement of development costs revenue of $403,000 related to the Par amoxicillin agreement was recognized based on the related costs incurred.

      Research and Development Expenses. Research and development expenses increased by $3.4 million, or 111%, to $6.4 million for the three months ended June 30, 2004 compared to $3.0 million for the three months ended June 30, 2003. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.

      The following table discloses the components of research and development expenses reflecting all of our project expenses.

	Three Months Ended
	June 30,

Research and Development Expenses	2004	2003

Direct project costs:
Personnel, benefits and related costs	$2,415,000	$1,151,000
Stock-based compensation	193,000	608,000
Contract R&D, consultants, materials and other costs	1,417,000	703,000
Clinical trials	751,000	46,000

Total direct costs	4,776,000	2,508,000
Indirect project costs	1,639,000	526,000

Total	$6,415,000	$3,034,000

      Direct costs increased $2.3 million primarily as a result of increases of $2.3 million relating to the development of our pulsatile amoxicillin and pulsatile metronidazole product candidates, plus an increase of $0.4 million relating to the evaluation of new preclinical product candidates, less decreases in generic and pulsatile clarithromycin of $0.4 million. Increased project staffing levels in 2004 versus 2003 resulted in an increase of $1.3 million in personnel, benefits and related costs. Stock-based compensation decreased $0.4 million in 2004 primarily due to the effect of the Company’s lower stock price on the variable element of the calculation.

      Contract research and development, consulting, materials and other direct costs increased $0.7 million in preparation for our clinical trials. Our clinical trials expense increased $0.7 million primarily due to completion of an adult pulsatile amoxicillin/clarithromycin combination product study during the three months ending June 30, 2004, versus no trials performed within the three months ended June 30, 2003.

      Indirect project costs also increased by $1.1 million, primarily due to an increase in facility-related costs of $0.4 million, depreciation of $0.3 million, and overhead of $0.5 million due to the opening of our new corporate, research and development facility. Patent expense declined $0.1 million during the quarter.

      During the remainder of 2004, and thereafter, research and development expense is expected to increase substantially as we conduct an increased number of clinical trials.

      General and Administrative Expenses. General and administrative expenses increased $2.0 million, or 176%, to $3.1 million for the three months ended June 30, 2004 from $1.1 million for the three months ended June 30, 2003.

	Three Months Ended
	June 30

	2004	2003

Salaries, benefits and related costs	$709,000	$413,000
Stock-based compensation	1,116,000	192,000
Legal and consulting expenses	496,000	312,000
Other expenses	765,000	203,000

Total	$3,086,000	$1,120,000

      General and administrative expenses consist of salaries and related costs for executive and other administrative personnel, as well as professional fees and facility costs. Salaries, benefits and related costs for personnel increased $0.3 million in 2004 due to higher compensation and benefits expenses related to new hires, as well as higher recruiting costs. Stock-based compensation increased $0.9 million, due to the effect of stock option awards in the second half of 2003 and a one-time charge in 2004 of $0.5 million related to the retirement of James Isbister, our former Chairman. Legal and consulting costs increased $0.2 million due to increased legal support activities in 2004 primarily related to collaboration contracts and SEC filings, as well as consulting fees incurred in support of investor relations, none of which were incurred in the prior year. Other expenses increased $0.6 million, primarily due to higher accounting and audit fees, increased insurance premiums, and business development costs.

      Net Interest Income (Expense). Net interest income in the three months ended June 30, 2004 was $157,000 compared to net interest expense of $83,000 in the three months ended June 30, 2003. The increase in net interest income was primarily due to the increase in cash, cash equivalents and marketable securities in 2004, which generated substantially higher interest income. Higher interest expense in 2003 versus 2004 primarily related to convertible notes payable outstanding in the second quarter of 2003, but converted in July 2003.

	Three Months Ended
	June 30,

	2004	2003

Interest income	$196,000	$16,000
Interest expense	(39,000)	(99,000)

Total, net	$157,000	$(83,000)

Six months ended June 30, 2004 compared to six months ended June 30, 2003

      Revenues. We recorded revenues of $1,167,000 during the six months ended June 30, 2004 and did not record any revenues during the six months ended June 30, 2003, as follows:

	Six Months Ended
	June 30

	2004	2003

Amortization of upfront licensing fees:
GSK	$625,000	$—
Par — amoxicillin	139,000	—
Reimbursement of development costs — Par amoxicillin	403,000	—

Total	$1,167,000	$—

      Revenues recognized in 2004 for upfront licensing fees represent the amortization of a $5.0 million upfront payment received from GlaxoSmithKline in July 2003, which is expected to be amortized into revenue on a straight-line basis through June 2007, and a $5.0 million upfront payment received from Par Pharmaceutical in May 2004, which is expected to be amortized into revenue on a straight-line basis through May 2007.

      R&D cost reimbursement revenue of $403,000 related to the Par amoxicillin agreement was recognized based on the related costs incurred. An additional $403,000 of cost-based revenue was deferred and will be recognized upon the removal of future contact contingencies related to termination provisions of the contract.

      Research and Development Expenses. Research and development expenses increased by $8.8 million, or 158%, to $14.3 million for the six months ended June 30, 2004 compared to $5.5 million for the six months ended June 30, 2003. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.

      The following table discloses the components of research and development expenses reflecting all of our project expenses.

	Six Months Ended
	June 30,

Research and Development Expenses	2004	2003

Direct project costs
Personnel, benefits and related costs	$4,733,000	$2,407,000
Stock-based compensation	859,000	608,000
Contract R&D, consultants, materials and other costs	3,086,000	1,268,000
Clinical trials	2,435,000	245,000

Total direct costs	11,113,000	4,528,000
Indirect project costs	3,192,000	1,010,000

Total	$14,305,000	$5,538,000

      Direct costs increased $6.6 million primarily as a result of increases of $5.7 million relating to the development of our pulsatile amoxicillin, pulsatile metronidazole and generic clarithromycin product candidates, plus an increase of $1.3 million relating to the evaluation of new preclinical product candidates, partially offset by a decrease of $0.4 million relating to the development of our pulsatile clarithromycin product candidate. Increased research and development staffing resulted in increases of $2.3 million in personnel, benefits and related costs and $0.3 million attributable to stock-based compensation. An additional $1.8 million in expenses above 2003 levels was incurred for supplies, materials and contract manufacturing in preparation for our clinical trials. Our clinical trials expense increased $2.2 million due to an increase in the number of subjects dosed. We conducted a total of six Phase I/ II clinical trials in the six months ended

June 30, 2004, consisting of one for our pulsatile amoxicillin adult product, three for our pulsatile amoxicillin pediatric product, one for our pulsatile amoxicillin/clarithromycin combination product, and one for our pulsatile metronidazole product. In the six months ended June 30, 2003, we conducted two Phase I/ II clinical trials for our generic clarithromycin product candidate.

      Indirect project costs increased by $2.2 million to $3.2 million primarily due to increased facility related costs, depreciation and overhead resulting from the expansion in the third quarter 2003 of our corporate, research and development facilities.

      During 2004, and thereafter, we expect that research and development expenses will increase substantially as we increase the number of products for which we conduct clinical trials and move into later stage development.

      General and Administrative Expenses. General and administrative expenses increased $4.5 million, or 241%, to $6.3 million for the six months ended June 30, 2004 from $1.9 million for the six months ended June 30, 2003.

	Six Months Ended
	June 30

	2004	2003

Salaries, benefits and related costs	$1,489,000	$769,000
Stock-based compensation	1,790,000	192,000
Legal and consulting expenses	1,252,000	497,000
Other expenses	1,789,000	395,000

Total	$6,320,000	$1,853,000

      General and administrative expenses consist of salaries and related costs for executive and other administrative personnel, as well as professional fees and facility costs. Salaries, benefits and related costs for personnel increased $0.7 million in 2004 due to higher compensation and benefits expenses related to new hires, as well as higher recruiting costs. Stock-based compensation increased $1.6 million, due to the effect of stock option awards in the second half of 2003 and a one-time charge in 2004 of $0.5 million related to the retirement of James Isbister, our former Chairman. Legal and consulting costs increased $0.8 million due to increased legal support activities in 2004 primarily related to collaboration contract efforts and SEC filings, as well as annual report costs and consulting fees incurred in support of investor relations, none of which were incurred in the prior year. Other expenses increased $1.4 million from the prior year,attributable to $0.2 million in increased facilities costs resulting from the opening of our facility in Germantown, Maryland, increased expenses of $0.6 million for accounting and auditing costs, directors fees, investor relations and insurance costs due to our change in status from private to public SEC registrant, and $0.6 million for business development and other expenses.

      Net Interest Income (Expense). Net interest income in the six months ended June 30, 2004 was $347,000 compared to net interest expense of $98,000 in the six months ended June 30, 2003. The increase in net interest income was primarily due to the increase in cash, cash equivalents and marketable securities in 2004, which generated substantially higher interest income. Higher interest expense in 2003 versus 2004 primarily related to convertible notes payable outstanding in the first half of 2003, but converted in July 2003.

	Six Months Ended
	June 30,

	2004	2003

Interest income	$410,000	$35,000
Interest expense	(63,000)	(133,000)

Total, net	$347,000	$(98,000)

Liquidity and Capital Resources

      We have funded our operations principally with the proceeds of $54.5 million from a series of five preferred stock offerings and one issue of convertible notes over the period 2000 through 2003 and the net proceeds of $54.3 million from our initial public offering in October 2003. Additionally, we have received funding of $8.0 million and $5.0 million from GlaxoSmithKline and Par Pharmaceutical, respectively, as a result of collaboration agreements for the development of new products.

Cash and Marketable Securities

      At June 30, 2004, cash, cash equivalents and marketable securities were $41.2 million compared to $65.1 million at December 31, 2003.

	June 30,	December 31,
	2004	2003

Cash and cash equivalents	$8,722,000	$37,450,000
Marketable securities	32,517,000	27,637,000

Total	$41,239,000	$65,087,000

      Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities are also highly-liquid investments and are classified as available-for-sale, as they can be utilized for current operations. Our investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/ P1. Our objective is to limit the investment portfolio to a maximum average duration of approximately one year, with no individual investment exceeding a two year duration.

      Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Cash Flow

      The following table summarizes our sources and uses of cash and cash equivalents for the six-month periods ending June 30, 2004 and 2003.

	Six Months Ended
	June 30,

	2004	2003

Net cash used in operating activities	$(8,069,000)	$(3,445,000)
Net cash used in investing activities	(20,866,000)	(5,066,000)
Net cash provided by financing activities	207,000	4,696,000

Net increase (decrease) in cash and cash equivalents	$(28,728,000)	$(3,815,000)

      Net cash used in operating activities in the six-month period ending June 30, 2004 was $8.1 million, primarily due to the net loss of $19.1 million as adjusted for noncash charges and the timing of revenue recognition. The differences between revenue in the net loss and cash receipts and between expenses in the net loss and cash expenditures are explained as follows:

Revenue/ Cash Receipts: Revenue included in the net loss was $1.2 million, although cash receipts in 2004 were $8.0 million. The difference of $6.8 million is due to timing of revenue recognition compared to collection of cash. Cash receipts of $8.0 million in 2004 consist of a milestone payment of $3.0 million from GSK, which was fully recognized as revenue in 2003 when the milestone was achieved, and an upfront payment of $5.0 million from Par for amoxicillin PULSYS, which has been deferred and is being amortized into revenue over the estimated development period. Revenue in 2004 of $1.2 million consists of a total of $0.8 million for amortization of upfront payments and $0.4 million for reimbursement of amoxicillin PULSYS development costs.

Expenses/ Cash Expenditures: Expenses included in the net loss were $20.3 million, compared to cash expenditures for operating activities of $16.1 million. The difference of $4.2 million is attributable to non-cash expense charges of $4.3 million and working capital account changes related to expenses of ($0.1) million. The non-cash expense charges of $4.2 million primarily consist of depreciation, stock-based compensation, and amortization of premium on marketable securities.

      Net cash used in operating activities in the six-month period ending June 30, 2003 was $3.4 million, primarily due to the net loss of $7.5 million. The net loss in 2003 did not include the recognition of any revenue, and the company did not receive any upfront or milestone cash payments. The net loss of $7.5 million includes noncash expenses of $1.1 million for depreciation and stock-based compensation, expenses of $3.1 million recorded in accounts payable and accrued liabilities, and accrued interest of $0.1 million. Thus, the net cash used in operating activities in the period was $3.4 million.

      Net cash used in investing activities during the six-month period ending June 30, 2004 was $20.9 million. The most significant investing activities included the acquisition of Keflex for $11.2 million, and $19.1 million for the purchase of marketable securities, as the Company re-invested the cash obtained from securities reaching maturity as well as invested excess cash. Also, the Company spent $3.9 million for purchases and deposits on property and equipment, primarily for the build-out of its corporate, research and development facility in Germantown, Maryland.

      Net cash used in investing activities during the six-month period ending June, 2003 was $5.1 million. This amount was primarily used for the purchase of equipment for the Company’s research and development operations.

      Net cash provided by financing activities for the six-month period ending June 30, 2004 was $0.2 million. The major financing activities included a loan draw of $0.8 million for equipment financing in connection with the fit-out of the Company’s new corporate, research and development facility and payments of $0.6 million on the Company’s existing borrowings.

      Net cash provided by financing activities for the six-month period ending June 30, 2003 was $4.7 million. The major financing activities included the issuance of $5.0 million of convertible notes in March 2003 to certain of the Company’s existing preferred stockholders. These notes were subsequently converted into Series E Convertible Preferred Stock in July 2003.

Borrowings

      We are a party to four credit facilities for an aggregate amount of $5.9 million used to finance the purchase of equipment and to one loan agreement for $75,000 with a local government development fund. Of the total amount, $2.6 million was outstanding as of June 30, 2004 and $3.3 million was available for future draws, as summarized in the following table:

	As of June 30, 2004

			Remaining
		Amount	Amount
Debt Obligations	Interest Rates	Outstanding	Available

Fixed rate borrowings	5.00% – 11.62%	$572,000	$—
Variable rate borrowings	LIBOR or Fixed Cost of Funds plus 250 – 280 basis points	2,070,000	3,347,000

Totals		$2,642,000	$3,347,000

      We drew $0.6 million of the remaining amount available of $3.3 million under our $5.5 million bank credit line to finance the purchase of additional equipment prior to expiration of the bank credit line on

July 31, 2004. We are currently negotiating with the bank to extend and increase the line of credit to fund the purchase of additional equipment. We do not currently hedge variable rate borrowings.

Contractual Obligations

      During the three-month period ending June 30, 2004, we spent approximately $3.6 million for capital expenditures, primarily for leasehold improvements and equipment for our new corporate, research and development facility. We expect to acquire an additional $1.2 million of equipment in the remainder of fiscal 2004 to complete the initial fit-out of our corporate, research and development facility. Our $5.5 million line of credit established in July 2003 will be the primary source of funds for $0.6 million of this equipment.

      In connection with our purchase of Keflex intangibles from Eli Lilly and Company on June 30, 2004, we also agreed to purchase certain finished product inventory by August 31, 2004. The maximum value of this purchase commitment is approximately $0.3 million.

      Our amoxicillin development and commercialization agreement with Par may be terminated by Par, either for cause, in the event of increases in development costs or delays in program timing, or for other reasons. In the event that Par terminates the agreement for cause, no further quarterly development payments will be due to us; further, if we commercialize the product subsequent to Par’s termination and if Par has funded at least $20 million in development payments at the time of termination, Par will have a right to be paid a percentage of its development payments from future net operating profits on product sales, if any. In the event of termination for other reasons, Par will be required to pay to us the lesser of (1) the excess of our cumulative development costs over the cumulative quarterly payments made by Par or (2) the difference between the cumulative quarterly payments actually made by Par through the termination date and the total of the quarterly payments specified in the agreement. We cannot assure you that we will receive any additional payments or that our collaboration with Par will result in the approval and marketing of any drug.

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

      Revenue Recognition. We use the milestone payment method of revenue recognition when all milestones in respect of payments to be received under contractual arrangements are determined to be substantive, at-risk and the culmination of an earnings process. Substantive milestones are payments that are conditioned upon events requiring substantive effort, when the amounts of the milestones are reasonable relative to the time, effort and risk involved in achieving them and when the milestones are reasonable relative to each other and the amount of any up-front payment. If these criteria are not met, the timing of the recognition of revenue from the milestone payment may vary. Up-front payments are recorded as deferred revenue. We estimate the length of the remaining development period and amortize an up-front payment over that development period.

      We record revenue for reimbursement of development costs as the actual costs to perform the work are incurred. We are required to use judgment in recognizing reimbursement revenue in cases where the agreement provides for funding to us that is not dependent on actual costs we incur within a specific fiscal period. For our collaboration with Par Pharmaceutical for amoxicillin PULSYS, for example, we are entitled to quarterly payments in pre-established amounts that fund our development work. Our policy is to limit revenue recognized to the miminum amounts expected under a specific collaboration agreement and to exclude amounts contingent on future events, such as successful commercialization and future profit-sharing, and amounts that are contingently refundable. Revenue recognized is limited to cumulative amounts under each contract such that, at any time, if a termination of the agreement were to occur, revenue previously recognized would not need to be reversed. Cash received in excess of revenue recognized is recorded as deferred revenue, with the deferred revenue recognized as revenue at the time future events occur that remove the contingencies.

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

      Income Taxes. As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not recorded any tax provision or benefit for the the six months ended June 30, 2004 and 2003. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured at December 31, 2003 and June 30, 2004.

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

      Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Form 10-Q quarterly report has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

      Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2004, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

      None

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

      From October 15, 2003, the effective date of our Registration Statement on Form S-1 (File No. 333-107599) to June 30, 2004, we have used approximately $13.1 million of the net offering proceeds from our initial public offering, as follows:

Purchase of Keflex intangible assets	$11,206,000
Purchases of property and equipment	912,000
Cash used in operating activities	955,000

Total	$13,073,000

      We currently intend to use the remaining proceeds of the offering for research and development activities, including clinical trials for our product candidates, purchases of capital equipment, licensing activities and other general corporate purposes. The amount and timing of our actual expenditures will depend on numerous factors, including the progress of our research and development activities and clinical trials, the number and breadth of our product development programs, our ability to establish and maintain corporate collaborations and other arrangements, and the amount of cash, if any, generated by our operations. We will retain broad discretion in the allocation and use of the proceeds of the offering. Pending application of the remaining proceeds, as described above, we have invested the proceeds in short-term, investment-grade, interest-bearing securities.

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to Vote of Security Holders

At our Annual Meeting of Stockholders, held on June 3, 2004, the following members were re-elected to the Board of Directors:

	Affirmative	Votes
	Votes	Withheld

Terms expiring in 2007
R. Gordon Douglas, M.D.	20,554,654	52,206
Harold R. Werner	20,554,654	52,206

The following proposals were approved at our Annual Meeting of Stockholders:

	Affirmative	Negative		Broker
	Votes	Votes	Abstentions	Non-Votes

Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004	20,602,470	3,405	985	—
Approval of the Amended and Restated Advancis Pharmaceutical Corporation Stock Incentive Plan	15,735,899	1,446,912	704,204	2,719,845

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

10.1	Development and Commercialization Agreement between the Company and Par Pharmaceutical, Inc. dated May 28, 2004.+
10.2	Executive Employment Agreement between the Company and Donald Treacy dated March 19, 2004.
10.3	Executive Employment Agreement between the Company and David Kudla dated July 1, 2004.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

      (b) Reports on Form 8-K

      We filed a Current Report on Form 8-K, on July 15, 2004, relating to our acquisition from Eli Lilly and Company of the exclusive rights to manufacture, market and sell the Keflex brand of cephalexin in the United States. We filed a Current Report on Form 8-K, on July 29, 2004, furnishing our financial results for the three months ended June 30, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCIS PHARMACEUTICAL CORPORATION

By:	/s/ EDWARD M. RUDNIC

Edward M. Rudnic, Ph.D.
Chairman of the Board, President
and Chief Executive Officer

By:	/s/ STEVEN A. SHALLCROSS

Steven A. Shallcross
Senior Vice President and
Chief Financial Officer

Dated: August 6, 2004

EXHIBIT INDEX

Exhibit
Page
Number

10.1	Development and Commercialization Agreement between the Company and Par Pharmaceutical, Inc. dated May 28, 2004.+
10.2	Executive Employment Agreement between the Company and Donald Treacy dated March 19, 2004.
10.3	Executive Employment Agreement between the Company and David Kudla dated July 1, 2004.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.