Form 10-Q
period 2004-09-30
ADVANCIS PHARMACEUTICAL CORP
filed 2004-11-05
CIK 1161924

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

     As of October 26, 2004, 22,799,734 shares of common stock of the Registrant were outstanding.

ADVANCIS PHARMACEUTICAL CORPORATION

INDEX

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ADVANCIS PHARMACEUTICAL CORPORATION

BALANCE SHEETS

	September 30, 2004	December 31, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,440,806	$37,450,490
Marketable securities	25,044,815	27,636,632
Accounts receivable, net	790,878	3,000,000
Inventories	218,734	—
Prepaid expenses and other current assets	472,674	1,127,464

Total current assets	37,967,907	69,214,586
Property and equipment, net	15,097,478	12,512,792
Restricted cash	1,909,843	1,776,569
Deposits	496,699	477,396
Notes receivable	121,500	121,500
Intangible assets, net	10,982,098	72,000

Total assets	$66,575,525	$84,174,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,024,830	$2,683,713
Accrued expenses	4,590,917	3,757,863
Lines of credit — current portion	1,047,296	953,984
Deferred contract revenue	3,551,541	1,250,000

Total current liabilities	11,214,584	8,645,560
Lines of credit — noncurrent portion	1,742,207	1,411,604
Note payable	75,000	75,000
Deferred contract revenue	7,215,278	3,125,000
Deferred rent and credit on lease concession	978,809	767,759

Total liabilities	21,225,878	14,024,923

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 225,000,000 shares authorized; 22,690,181 shares and 22,639,344 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	226,902	226,394
Capital in excess of par value	120,963,947	120,141,450
Deferred stock-based compensation	(3,328,517)	(6,126,286)
Accumulated deficit	(72,441,051)	(44,102,018)
Accumulated other comprehensive income (loss)	(71,634)	10,380

Total stockholders’ equity	45,349,647	70,149,920

Total liabilities and stockholders’ equity	$66,575,525	$84,174,843

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

		(Unaudited)
Revenue:
Product sales	$1,132,513	$—	$1,132,513	$—
Contract revenue	729,167	312,500	1,493,056	312,500
Reimbursement of development costs	1,212,060	—	1,615,125	—

Total revenue	3,073,740	312,500	4,240,694	312,500

Cost and expenses:
Cost of product sales	78,928	—	78,928	—
Research and development	9,327,378	5,009,969	23,632,238	10,547,935
Selling, general and administrative	3,072,925	1,837,024	9,392,726	3,690,366

Total expenses	12,479,231	6,846,993	33,103,892	14,238,301

Loss from operations	(9,405,491)	(6,534,493)	(28,863,198)	(13,925,801)
Interest income	209,987	48,450	619,674	83,901
Interest expense	(32,577)	—	(95,509)	(133,606)
Beneficial conversion feature — deemed interest expense	—	(1,666,667)	—	(1,666,667)

Net loss	(9,228,081)	(8,152,710)	(28,339,033)	(15,642,173)
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	—	(75,640)	—	(113,001)
Beneficial conversion feature — deemed dividend to preferred stockholders	—	(20,907,620)	—	(20,907,620)

Net loss applicable to common stockholders	$(9,228,081)	$(29,135,970)	$(28,339,033)	$(36,662,794)

Basic and diluted net loss per share applicable to common stockholders	$(0.41)	$(20.19)	$(1.25)	$(31.55)

Shares used in calculation of basic and diluted net loss per share	22,689,895	1,442,784	22,680,461	1,161,873

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other
			Capital in	Deferred		Comprehensive	Total
	Common	Par	Excess of	Stock-Based	Accumulated	Income	Stockholders’
	Shares	Value	Par Value	Compensation	Deficit	(Loss)	Equity

	(Unaudited)
Balance at December 31, 2003	22,639,344	$226,394	$120,141,450	$(6,126,286)	$(44,102,018)	$10,380	$70,149,920
Exercise of stock options	10,266	103	5,976	—	—	—	6,079
Issuance of restricted stock	40,571	405	24,305	—	—	—	24,710
Issuance of stock options for services	—	—	376,075	—	—	—	376,075
Stock-based compensation for retired director	—	—	416,141	73,810	—	—	489,951
Amortization of deferred stock based compensation	—	—	—	2,723,959	—	—	2,723,959
Comprehensive income (loss):
Net loss	—	—	—	—	(28,339,033)	—	(28,339,033)
Unrealized loss on marketable securities	—	—	—	—	—	(82,014)	(82,014)

Total comprehensive loss							(28,421,047)

Balance at September 30, 2004	22,690,181	$226,902	$120,963,947	$(3,328,517)	$(72,441,051)	$(71,634)	$45,349,647

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2004	2003

	(Unaudited)
Cash flows from operating activities:
Net loss	$(28,339,033)	$(15,642,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,625,494	466,062
Stock-based compensation	3,589,985	1,745,013
Deferred rent and credit on lease concession	123,971	(41,501)
Interest accrued on convertible notes	—	91,389
Beneficial conversion feature — deemed interest expense	—	1,666,667
Amortization of premium on marketable securities	1,111,010	—
Changes in:
Accounts receivable	2,209,122	—
Inventories	(218,734)	—
Prepaid expenses and other current assets	654,790	(805,109)
Deposits other than on property and equipment	(26,952)	(2,720)
Accounts payable	(658,883)	395,214
Accrued expenses	2,143,788	1,435,667
Deferred contract revenue	6,391,819	4,687,500

Net cash used in operating activities	(11,393,623)	(6,003,991)

Cash flows from investing activities:
Purchase of Keflex intangible assets	(11,205,517)	—
Purchase of marketable securities	(23,104,372)	(5,249,697)
Sale or maturity of marketable securities	24,503,165	—
Purchases of property and equipment	(4,825,809)	(6,643,037)
Deposits on property and equipment	(367,327)	(1,234,889)
Restricted cash	(133,274)	(336,676)
Landlord lease concession	87,079	830,010

Net cash used in investing activities	(15,046,055)	(12,634,289)

Cash flows from financing activities:
Proceeds from lines of credit	1,389,397	1,036,655
Payments on lines of credit	(965,482)	(448,036)
Proceeds from convertible notes payable	—	5,000,000
Proceeds from exercise of common stock options	6,079	70,379
Proceeds from issuance of preferred stock, net of issuance costs	—	20,783,106

Net cash from financing activities	429,994	26,442,104

Net increase (decrease) in cash and cash equivalents	(26,009,684)	7,803,824
Cash and cash equivalents, beginning of period	37,450,490	4,059,911

Cash and cash equivalents, end of period	$11,440,806	$11,863,735

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$98,232	$42,217

Supplemental disclosure of noncash transactions:
Reclassification of liability related to early exercises of restricted stock to equity upon vesting of the restricted stock	$24,710	$3,523

Conversion of convertible notes, including accrued interest, into Series E mandatorily redeemable convertible preferred stock	$—	$5,092,362

Accretion of beneficial conversion feature for Series E mandatorily redeemable preferred stock	$—	$20,907,620

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

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

      Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

Revenue Recognition

      Product Sales. Revenue from product sales is recognized when substantially all the risks and rewards of ownership have passed to the customer. Revenues are reduced at the time of sale to reflect expected returns, discounts, rebates, and chargebacks. These estimates are based on terms, historical experience, trend analysis, and market conditions.

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

      Deferred Revenue represents cash received in excess of revenue recognized.

Marketable Securities

      The Company classifies all of its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity (deficit) in comprehensive income (loss). Marketable securities available for current operations are classified

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

in the balance sheet as current assets; marketable securities held for long-term purposes are classified as noncurrent assets. Interest income, net of amortization of premium on marketable securities, and realized gains and losses on securities are included in “Interest income” in the statements of operations.

Accounts Receivable

      Accounts receivable represent amounts due from wholesalers for sales of pharmaceutical products. Allowances for estimated product returns, discounts, and chargebacks are recorded as reductions to accounts receivable. Amounts due for estimated rebates payable to third parties are included in accrued liabilities.

Inventories

      Inventories consist of finished products purchased from third parties and are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

		(Unaudited)
Net loss, as reported	$(9,228,081)	$(8,152,710)	$(28,339,033)	$(15,642,173)
Add — Stock-based employee compensation expense determined under the intrinsic value method	689,112	827,345	2,723,959	1,107,717
Less — Stock-based employee compensation expense determined under the fair value based method	(2,152,289)	(870,156)	(6,341,513)	(1,137,271)

Pro forma net loss	(10,691,258)	(8,195,521)	(31,956,587)	(15,671,727)
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	—	(75,640)	—	(113,001)
Accretion of beneficial conversion feature	—	(20,907,620)	—	(20,907,620)

Pro forma net loss applicable to common stockholders	$(10,691,258)	$(29,178,781)	$(31,956,587)	$(36,692,348)

Net loss per share:
Basic and diluted, as reported	$(0.41)	$(20.19)	$(1.25)	$(31.55)

Basic and diluted, pro forma	$(0.47)	$(20.22)	$(1.41)	$(31.58)

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

      Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of common stock equivalents outstanding during the period, including outstanding stock options and warrants, is measured by the treasury stock method. The dilutive impact, if any, of the Company’s redeemable convertible preferred stock is measured using the if-converted method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company incurred net losses for the three and nine months ended September 30, 2004 and 2003, and, accordingly, did not assume exercise or conversion of any of the Company’s outstanding stock options, warrants or redeemable convertible preferred stock because to do so would be antidilutive.

      The following are the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	September 30,

(Number of Underlying Common Shares)	2004	2003

	(Unaudited)
Preferred stock	—	15,062,486
Stock options	3,708,421	1,668,283
Nonvested restricted stock	237,689	424,289
Warrants	—	36,524

Total	3,946,110	17,191,582

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

      The Company records revenue from sale of pharmaceutical products (Keflex) and from the recognition of revenue earned under collaboration agreements

      Product Sales. The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 43.5%, 32.9%, and 19.5% of the Company’s net revenues from product sales in the three-month and nine-month periods ending September 30, 2004.

      Collaboration with GlaxoSmithKline (GSK). In July 2003, the Company entered into a development and license agreement with GSK pursuant to which the Company has exclusively licensed patents and PULSYS technology to GSK for use on some of its products. Under the agreement, GSK is responsible for

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

the clinical development, manufacture, commercialization and sale of the licensed products. In consideration for the licensing of its technology, the Company received an initial upfront payment of $5.0 million, which is being amortized over the expected development period. The Company recognized revenue of $312,500 and $937,500 in the three and nine month periods ended September 30, 2004, respectively, for the amortization of the $5.0 million upfront payment. The Company also received a $3.0 million payment upon achievement of a milestone, which was recognized as revenue in the fourth quarter of 2003. Subsequent to September 30, 2004, GSK notified the Company that it would terminate this agreement, effective December 15, 2004. As a result, the remaining deferred revenue balance of $3,437,500 is expected to be recognized as revenue in the fourth quarter of 2004.

      Collaboration with Par Pharmaceutical for Amoxicillin PULSYS. In May 2004, the Company entered into an agreement with Par Pharmaceutical to collaborate in the further development and commercialization of a PULSYS-based amoxicillin product. The Company will conduct the development program, including the manufacture of clinical supplies and the conduct of clinical trials, and be responsible for obtaining regulatory approval for the product. The Company will own the product trademark and manufacture or arrange for supplies of the product for commercial sales. Par will be the sole distributor of the product. Both parties will share commercialization expenses, including pre-marketing costs and promotion costs, on an equal basis. Operating profits from sales of the product will also be shared on an equal basis. Under the agreement, the Company received an upfront fee of $5 million and a commitment from Par to fund all further development expenses. Development expenses incurred by the Company will be partially funded by quarterly payments aggregating $28 million over the period July 2004 through October 2005, of which up to $14 million is contingently refundable. Revenue related to the receipt of the quarterly payments is recognized based on actual costs incurred as the work is performed, limited to minimum amounts expected to be received under the agreement and excluding amounts contingent on future events or amounts that are contingently refundable, with the balance of cash received in excess of revenue recognized recorded as deferred revenue. The excess of the development costs incurred by the Company over the quarterly payments made by Par will be funded subsequent to commercialization, by the distribution to the Company of Par’s share of operating profits until the excess amount has been reimbursed. The Company does not record any amounts as revenue on a current basis which are dependent on achievement of future operating profits. The $5.0 million upfront payment is being amortized on a straight-line basis through May 2007, with $416,667 and $555,556 recognized as contract revenue for the three and nine month periods ended September 30, 2004, respectively, and $4,444,444 recorded as deferred revenue as of September 30, 2004. Revenue recognized by the Company for reimbursement of development expenses was $1,212,060 and $1,615,126 for the three and nine month periods September 30, 2004, respectively, with $2,884,874 recorded as deferred revenue as of September 30, 2004.

4.	Marketable Securities

      Marketable securities, including accrued interest, at September 30, 2004 were as follows:

	September 30, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value

Marketable securities:
Corporate debt securities	$22,088,118	$—	$(64,306)	$22,023,812
Government agency securities	3,028,331	—	(7,328)	3,021,003

	$25,116,449	$—	$(71,634)	$25,044,815

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Maturities of the Company’s marketable securities at September 30, 2004 are as follows:

	September 30, 2004

Available-for-sale	Amortized Cost	Fair Value

Maturities of marketable securities:
Less than one year	$19,499,089	$19,453,117
One to two years	5,617,360	5,591,698

	$25,116,449	$25,044,815

5.	Accounts Receivable

      Accounts receivable, net, consists of the following:

	September 30,	December 31,
	2004	2003

	(Unaudited)
Accounts receivable for product sales, gross	$582,915	$—
Allowances for discounts, returns, and chargebacks	(130,327)	—

Accounts receivable for product sales, net	452,588	—
Receivable for contract milestone achieved	—	3,000,000
Receivable from Lilly for transition period, net	338,290	—

Accounts receivable, net	$790,878	$3,000,000

      On June 30, 2004, the Company acquired the U.S. rights to the Keflex brand of cephalexin from Eli Lilly and Company. Lilly provided certain transition services, including warehousing, distribution and financial services related to Keflex to the Company during the two-month period ending August 31, 2004. The receivable from Lilly for the transition period represents the net amount due to the Company from Lilly for certain product sales during the period reduced by amounts due to Lilly from the Company for purchases of inventory and for payment of distribution fees.

      The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 43.6%, 35.7%, and 16.3% of the Company’s accounts receivable for product sales as of September 30, 2004.

6.	Property and Equipment

      Property and equipment consists of the following:

	Estimated
	Useful Life	September 30,	December 31,
	(Years)	2004	2003

Construction in progress		$64,034	$2,526,977
Computer equipment	3	943,672	645,310
Furniture and fixtures	5	1,312,900	1,073,915
Equipment	3-10	6,840,426	2,886,199
Leasehold improvements	10	8,736,576	6,850,448

Property and equipment, gross		17,897,608	13,982,849
Less — accumulated depreciation		(2,800,130)	(1,470,057)

Property and equipment, net		$15,097,478	$12,512,792

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      During the nine-month period ended September 30, 2004, the Company expended approximately $4.8 million for the construction of its corporate, research and development facility and purchase of equipment. In addition, the Company made deposits of $367,327 on equipment for the new facility during the nine-month period ended September 30, 2004.

7.	Intangible Assets

      Intangible assets at September 30, 2004 and December 31, 2003 consist of the following:

	September 30, 2004

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(Unaudited)
Keflex brand rights	$10,954,272	$(273,858)	$10,680,414
Keflex non-compete agreement	251,245	(12,561)	238,684
Patents acquired	120,000	(57,000)	63,000

Intangible assets	$11,325,517	$(343,419)	$10,982,098

	December 31, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Patents acquired	$120,000	$(48,000)	$72,000

      On June 30, 2004, the Company acquired the U.S. rights to the Keflex brand of cephalexin from Eli Lilly and Company. The purchase price was $11.2 million, including transaction costs, which was paid in cash from the Company’s working capital. The identified intangible assets acquired consisted of the Keflex brand (including brand name, trademarks, copyrights, technology and new drug applications (NDAs) supporting the approval of Keflex) and a non-compete agreement with Lilly. The Company did not acquire customer lists or sales personnel from Lilly.

      The fair market values of the individual Keflex intangible assets acquired were evaluated by an independent valuation consulting firm, and the Company has recorded the individual fair market values of these intangible assets accordingly. The allocation of the purchase price was:

Keflex brand rights	$10,954,272
Keflex non-compete agreement	251,245

Total	$11,205,517

      Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The Keflex brand rights are amortized over 10 years, the non-compete agreement with Lilly is amortized over 5 years and certain acquired patents are amortized over 10 years.

      Amortization expense for acquired intangible assets with definite lives was $289,419 and $295,419 for the three-month and nine-month periods ended September 30, 2004, respectively, and $3,000 and $9,000 for the three-month and nine-month periods ended September 30, 2003, respectively. For the year ending December 31, 2004, amortization expense for acquired intangible assets with definite lives is expected to be approximately $585,000, and for the next five years, annual amortization expense for acquired intangible assets will be approximately $1.2 million per year.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	Borrowings

      In July 2003, the Company entered into a $5.5 million line of credit facility with a bank to finance the purchase of equipment associated with the fit-out of the Company’s corporate, research and development facility. The loan facility has an interest rate of floating 30-day LIBOR plus 280 basis points or fixed cost of funds plus 280 basis points. Each drawing requires monthly repayment of principal plus interest based upon a 36-month repayment schedule for computer equipment or a 48-month repayment schedule for all other equipment. The line of credit has a first lien on all assets purchased with the proceeds of the line. As collateral for the line of credit, the Company maintains a restricted account with the bank in the amount of $500,000. During the nine-month period ended September 30, 2004, the Company drew down $1,389,397 under the line of credit, which expired July 31, 2004. The expiration of the line of credit did not affect the repayment schedules for the draws previously made under the line. The Company is negotiating with the bank to extend and increase the line of credit to fund the purchase of additional equipment.

9.	Accrued Expenses

      Accrued expenses consist of the following:

	September 30,	December 31,
	2004	2003

	(Unaudited)
Bonus accrual	$1,259,351	$994,989
Accrued professional fees	897,717	519,567
Relocation accrual	199,993	149,397
Accrued research and development expenses	1,493,546	29,753
Insurance and benefits	226,357	334,788
Liability for exercised unvested stock options	67,480	92,191
Other accrued expenses	193,633	56,669
Construction cost	252,840	1,580,509

Total accrued expenses	$4,590,917	$3,757,863

10.	Stock Option Grants

      On February 25, March 31, June 3, and September 15, 2004 the Company granted stock options to purchase up to 907,850, 181,600, 144,900 and 258,150 shares of common stock, respectively, to certain employees and directors. The exercise price of the options is the fair market price of the Company’s stock on the grant date.

11.	Subsequent Event

      On October 15, 2004, the Company was notified by GlaxoSmithKline (GSK) of its intent to terminate the Development and License Agreement between the Company and GSK dated July 18, 2003. GSK’s termination was for convenience and is effective December 15, 2004. The Company received a non-refundable $5 million up-front payment upon the signing of the Agreement, which is being amortized over the expected development period, and a subsequent non-refundable payment of $3 million for GSK’s achievement of a milestone, which was recognized as revenue in the fourth quarter of 2003. The Company expects to accelerate the recognition of the remaining unamortized balance of $3.5 million of deferred revenue related to the up-front payment into the fourth quarter of 2004.

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

Business

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

      We have focused initially on developing pulsatile formulations of approved and marketed drugs that no longer have patent protection or that have patents expiring in the next three years. As of September 30, 2004, we had five PULSYS antibiotic compounds in Phase I/ II clinical trials and an additional two PULSYS product candidates, amoxicillin/clarithromycin and cephalexin, in advanced preclinical development. In October 2004, we began dosing patients in our first Phase III trial for our lead PULSYS product candidate, amoxicillin PULSYS. In addition, in June 2004 we acquired the U.S. rights to manufacture, market, and sell the Keflex brand of cephalexin from Eli Lilly and Company.

General

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

Revenues

      Since we began our operations in January 2000, we have devoted substantially all of our resources to the discovery and development of pharmaceutical products for the treatment of bacterial infections. Any revenues that we may receive in the near future are expected to consist primarily of license fees, milestone payments and research reimbursement payments to be received from collaborative partners, together with revenue from product sales of Keflex. If our development efforts result in clinical success, regulatory approval and successful commercialization of our products, we could generate revenues from sales of our PULSYS products and from receipt of royalties on sales of licensed products.

      Product Sales. We acquired the U.S. rights to Keflex in June 2004. We recorded revenue from product sales beginning in July 2004. Our products are sold primarily to large pharmaceutical wholesalers.

      Collaborations Revenue. To date, we have entered into three collaborative agreements, which are described in more detail below — see “Collaboration Agreements.” We received a payment of $5 million from GlaxoSmithKline upon signing of our license agreement in July 2003, which was deferred and is being recognized as revenue over the estimated development period of the contract. In September 2003, we entered into an agreement pursuant to which we licensed to Par Pharmaceutical the distribution and marketing rights to our generic clarithromycin product. We are entitled to receive milestone payments from Par Pharmaceutical not to exceed an aggregate of $6 million upon achievement of certain goals. To date, no milestone payments related to this agreement have been received from Par Pharmaceutical and, due to our decision to discontinue development efforts for the generic clarithromycin product, none are expected. In May 2004, we entered into an agreement with Par Pharmaceutical to develop and commercialize amoxicillin PULSYS, and we received an upfront payment of $5 million upon signing the agreement which will be amortized over the development period. Par has committed to fund future anticipated development expenses for this product.

Research and Development Expenses

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

      Summary of Product Development Initiatives. The following table summarizes our product development initiatives for the three and nine month periods ended September 30, 2004 and 2003. Included in this table is the research and development expense recognized in connection with each product candidate currently in clinical development and all preclinical product candidates as a group.

	Three Months Ended		Nine Months Ended		Total Expenses
	September 30,		September 30,		Incurred as of	Clinical
					September 30,	Development
	2004	2003	2004	2003	2004	Phase

Direct Project Costs(1)
Amoxicillin(2)	$4,118,000	$1,443,000	$10,273,000	$2,880,000	$18,148,000	Phase I/II
Clarithromycin	18,000	257,000	226,000	847,000	5,341,000	Phase I/II
Metronidazole	22,000	128,000	711,000	198,000	2,636,000	Phase I/II
Amoxicillin/ Clavulanate(3)	—	20,000	3,000	22,000	92,000	Phase I/II
Generic Clarithromycin(4)	2,475,000	2,152,000	4,713,000	4,078,000	14,733,000	Phase I/II
Other Product Candidates	461,000	161,000	2,234,000	664,000	4,953,000	Preclinical

Total Direct Project Costs	7,094,000	4,161,000	18,160,000	8,689,000	45,903,000

Indirect Project Costs(1)
Facility	901,000	419,000	1,974,000	675,000	4,382,000
Depreciation	481,000	179,000	1,206,000	429,000	2,546,000
Patent	92,000	95,000	260,000	313,000	1,116,000
Other Indirect Overhead	759,000	156,000	2,032,000	442,000	3,563,000

Total Indirect Expense	2,233,000	849,000	5,472,000	1,859,000	11,607,000

Total Research & Development Expense	$9,327,000	$5,010,000	$23,632,000	$10,548,000	$57,510,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

(2)	We have both pediatric and adult amoxicillin formulations in clinical development. We have entered into an agreement under which Par Pharmaceutical will be responsible for funding the anticipated future development costs of this product. See “Our Collaboration with Par Pharmaceutical for Amoxicillin PULSYS.” Phase III dosing commenced October 15, 2004.

(3)	We have entered into an agreement under which GlaxoSmithKline (GSK) will be responsible for funding future clinical development of this product. GSK has notified us that, effective December 15, 2004, it will discontinue its development efforts for this product. See “Our Collaboration with GlaxoSmithKline.”

(4)	We have discontinued development efforts for this product. See “Our Collaboration with Par Pharmaceutical for Generic Clarithromycin.”

      Amoxicillin PULSYS Phase III. On October 15, 2004, the first patient was dosed in our Phase III clinical trial designed to support product approval for Amoxicillin PULSYS for the treatment of adolescents and adults with acute pharyngitis and/or tonsillitis due to Group A streptococcal infections. The trial is expected to last from six to nine months and, if successful, the Company expects to file a 505(b)(2) New Drug Application with the FDA for this product in the second half of 2005 and to launch the product by as early as 2006.

      Generic Clarithromycin. We are developing a generic formulation of Abbott’s Biaxin XL (extended release clarithromycin). During the third quarter of 2004, we conducted bioequivalence studies on two revised formulations of the generic product, with both formulations failing to achieve bioequivalence. We have concluded that due to the non-core nature of the product, the expense involved in the development of additional formulations, the continued redirection of our resources required to pursue the product, and the reduced market potential given the emergence of competing products, we will discontinue further development work on the product. Advancis and Par are currently in discussions regarding the status of the agreement.

      Clinical Trials Risks. Conducting clinical trials is a lengthy, time-consuming and expensive process. Studies in animals and Phase I and Phase II studies in humans may be necessary to determine proper dosage prior to pivotal Phase III clinical efficacy trials. The commencement and rate of completion of clinical trials for our products may be delayed by many factors, including:

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

Selling, General and Administrative Expenses

      Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, accounting, information technology and human resource functions. Other costs include sales and marketing costs, product distribution expenses, facility costs not otherwise included in research and development expense, professional fees for legal and accounting services, and amortization of intangible assets.

Stock-Based Compensation

      Employees. We have recorded deferred stock-based compensation expense in connection with the grant of certain stock options to employees. Deferred stock-based compensation for options granted to employees is the difference between the fair value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. We recorded amortization of deferred stock-based compensation related to employees of approximately $689,000 and $3.2 million for the three and nine-month periods ended September 30, 2004, respectively.

      Non-employee Consultants. We recorded stock-based compensation expense of $252,000 and $376,000 during the three and nine month periods ended September 30, 2004, for options granted to non-employee consultants and scientific advisory board (SAB) members in accordance with Statement of Financial Accounting Standards No. 123 based on the fair value of the equity instruments issued. Stock-based compensation for options granted to non-employee consultants and SAB members is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force Issue No. 96-18. We recognize an expense for such options throughout the vesting period as the services are provided by the non-employee consultants and SAB members. As of September 30, 2004, the balance of unamortized stock-based compensation for options granted to non-employees was approximately $300,000. This amount will be adjusted based on changes in the fair value of the options at the end of each reporting period.

Interest Income (Expense)

      Interest income consists of interest earned on our cash, cash equivalents and marketable securities. Interest expense consists of interest incurred on borrowings, net of interest expense capitalized.

Net Losses

      We have a limited history of operations. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of September 30, 2004, we had an accumulated deficit of approximately $72.4 million. We anticipate incurring additional losses, which may increase, for the foreseeable future.

Collaboration Agreements

Our Collaboration with GlaxoSmithKline

      In July 2003, we entered into a license agreement with GlaxoSmithKline (GSK) pursuant to which we licensed patents and PULSYS technology to GSK for use with its Augmentin (amoxicillin/clavulanate combination) products and with limited other amoxicillin products. Under the agreement, GSK will be responsible, at its cost and expense, to use commercially reasonable efforts for the clinical development, manufacture and sale of the licensed products. We received an initial non-refundable payment of $5 million from GSK upon signing of the agreement, a $3 million payment upon achievement of the first milestone, and would be entitled to receive additional milestone payments from GSK not to exceed an aggregate of $49 million if it achieves certain product development goals. In addition, we will receive royalty payments on the commercial sale of products developed under the agreement. We may also receive sales milestone payments of up to $50 million if specified annual sales goals are achieved.

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

      Following the quarter-end, we were notified that GSK will terminate the collaboration, effective December 15, 2004. We remain confident that pulsatile amoxicillin/clavulanate is technically and commercially viable, and will be exploring other avenues and partners. Additionally, we believe continued progress on our pulsatile version of amoxicillin will help support future productive PULSYS collaborations. To date, Advancis has received a non-refundable $5 million payment upon the signing of the agreement and a subsequent non-refundable $3 million milestone payment recognized in the fourth quarter of 2003. As a result of the termination, the company expects to accelerate the recognition of the remaining deferred revenue of approximately $3.5 million related to the collaboration during the fourth quarter. The termination will have no other effects on the Company’s financial position.

Our Collaboration with Par Pharmaceutical for Generic Clarithromycin

      In September 2003, we entered into an agreement pursuant to which we licensed to Par Pharmaceutical the distribution and marketing rights to our generic formulation of Abbott’s Biaxin XL (extended release clarithromycin). We are entitled to receive milestone payments from Par Pharmaceutical not to exceed an aggregate of $6 million upon achievement of certain goals, including acceptance of an ANDA by the FDA and commercial launch of the product. In addition, we will receive royalty payments equal to over 50% of the net profits from the sale of the product, which royalty rate may be reduced to an amount as low as 25% at our election, upon the assumption by Par Pharmaceutical of certain of our obligations and risks relating to the development of the product.

      The agreement has an indefinite term, but may be terminated at any time by Par Pharmaceutical upon relatively short notice. Our receipt of milestone and royalty payments under the agreement are subject to certain conditions and limitations and will depend on our success in developing the product and the ability of Par Pharmaceutical to commercialize and sell the product. Par Pharmaceutical has the right to refrain from marketing activities upon the occurrence of certain events, such as the assertion of patent infringement claims. In addition, subject to a limited exception, we will be obligated to pay for one-half of any costs, expenses or damages resulting from any claims for patent infringement. We cannot assure you that we will receive any milestone or royalty payments or that our collaboration with Par will result in the approval and marketing of any drug.

      During the third quarter of 2004, we conducted bioequivalence studies on two revised formulations of the generic product, with both formulations failing to achieve bioequivalence. We have concluded that due to the non-core nature of the product, the expense involved in the development of additional formulations, the continued redirection of our resources required to pursue the product, and the reduced market potential given the emergence of competing products, we will discontinue further development work on the product. Advancis and Par are currently in discussions regarding the status of the agreement.

Our Collaboration with Par Pharmaceutical for Amoxicillin PULSYS

      In May 2004, we entered into an agreement with Par Pharmaceutical to collaborate in the further development and commercialization of a PULSYS-based amoxicillin product. We will conduct the development program, including the manufacture of clinical supplies and the conduct of clinical trials, and be responsible for obtaining regulatory approval for the product. We will own the product trademark and manufacture or arrange for supplies of the product for commercial sales. Par will be the sole distributor of the product. Both parties will share commercialization expenses, including pre-marketing costs and promotion costs, on an equal basis. Operating profits from sales of the product will also be shared on an equal basis.

      Under the agreement, we received an upfront fee of $5 million and a commitment from Par to fund all further development expenses. Development expenses incurred by Advancis will be funded by quarterly payments aggregating $28 million over the period from July 2004 through October 2005. The excess of the development costs incurred by us and the quarterly payments made by Par will be funded subsequent to commercialization, by the distribution to us of Par’s share of operating profits until the excess amount has been reimbursed.

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

      For accounting purposes, we are recognizing revenue for the upfront fee on a straight line basis over the estimated development period. We are recognizing revenue for reimbursement of development costs as the actual costs to perform the work are incurred. Revenue recognized is limited to minimum amounts expected to be received under the agreement and excludes amounts contingent on future events, such as successful commercialization, and amounts that are contingently refundable.

Acquisition of Keflex Brand Rights

      On June 30, 2004, we acquired the U.S. rights to the Keflex brand of cephalexin from Eli Lilly and Company. The purchase price was $11.2 million, including transaction costs, which was paid in cash from our working capital. The asset purchase includes the exclusive rights to manufacture, market and sell Keflex in the United States (including Puerto Rico). We also acquired Keflex trademarks, technology and new drug applications (NDAs) supporting the approval of Keflex. In addition, on June 30, 2004, we entered into a manufacturing supply agreement with Eli Lilly, under which Lilly has agreed to sell certain Keflex product inventory to us and to continue to manufacture and supply Keflex products for us for a transition period, unless we terminate the agreement at an earlier date. Any manufacturing orders are subject to minimum and maximum quantities, and purchase prices are fixed in the agreement. After the transition period, we will assume manufacturing or enter into our own third-party agreements.

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

Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2003

      Revenues. We recorded revenues of $3,074,000 and $313,000 during the three month periods ended September 30, 2004 and 2003, respectively, as follows:

	Three Months Ended
	September 30,

	2004	2003

Keflex product sales — net	$1,133,000	$—
Amortization of upfront licensing fees:
GSK	313,000	313,000
Par — amoxicillin	416,000	—
Reimbursement of development costs — Par amoxicillin	1,212,000	—

Total	$3,074,000	$313,000

      Product sales of Keflex commenced in July 2004, subsequent to the purchase of the brand rights in the U.S. market from Eli Lilly. There were no product sales in 2003.

      Revenues recognized in 2003 and 2004 for amortization of upfront licensing fees include the amortization of a $5.0 million upfront payment received from GlaxoSmithKline (GSK) in July 2003, of which the remainder of $3,438,000 is expected to be recognized in the fourth quarter of 2004 due to the termination of the collaboration agreement, and the amortization of a $5.0 million upfront payment received from Par Pharmaceutical in May 2004, which is expected to be amortized into revenue on a straight-line basis through May 2007.

      Reimbursement of development costs revenue in 2004 of $1,212,000 related to the Par Amoxicillin agreement was recognized based on the related costs incurred.

      Cost of Product Sales. Cost of product sales represents the purchase cost of the Keflex products sold during the quarter. Cost of product sales was $79,000 in 2004, compared to zero in 2003.

      Research and Development Expenses. Research and development expenses increased by $4.3 million, or 86%, to $9.3 million for the three months ended September 30, 2004 compared to $5.0 million for the three months ended September 30, 2003. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.

      The following table discloses the components of research and development expenses reflecting all of our project expenses.

	Three Months Ended
	September 30,

Research and Development Expenses	2004	2003

Direct project costs:
Personnel, benefits and related costs	$2,404,000	$1,462,000
Stock-based compensation	498,000	411,000
Contract R&D, consultants, materials and other costs	3,047,000	1,385,000
Clinical trials	1,145,000	906,000

Total direct costs	7,094,000	4,164,000
Indirect project costs	2,233,000	846,000

Total	$9,327,000	$5,010,000

      Direct costs increased $2.9 million primarily as a result of increases of $2.7 million relating to the development of our pulsatile amoxicillin product candidate, an increase of $0.3 for generic clarithromycin, and an increase of $0.3 million relating to the evaluation of new preclinical product candidates, less decreases in pulsatile clarithromycin and metronidazole of $0.4 million. Increased project staffing levels in 2004 versus 2003 resulted in an increase of $ 0.9 million in personnel, benefits and related costs.

      Contract research and development, consulting, materials and other direct costs increased $1.7 million in preparation for our clinical trials, and clinical trials expense increased $0.2 million.

      Indirect project costs also increased by $1.4 million, primarily due to an increase in facility-related costs of $0.4 million, depreciation of $0.3 million, and overhead of $0.7 million due to the opening of our new corporate, research and development facility.

      During the remainder of 2004, and thereafter, research and development expense is expected to increase substantially as we conduct an increased number of clinical trials.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.2 million, or 67%, to $3.1 million for the three months ended September 30, 2004 from $1.8 million for the three months ended September 30, 2003.

	Three Months Ended
	September 30,

Selling, General and Administrative Expenses	2004	2003

Salaries, benefits and related costs	$716,000	$482,000
Stock-based compensation	443,000	535,000
Legal and consulting expenses	688,000	393,000
Other expenses	1,226,000	427,000

Total	$3,073,000	$1,837,000

      Selling, general and administrative expenses consist of salaries and related costs for executive and other administrative personnel, selling and product distribution costs, professional fees and facility costs. Salaries, benefits and related costs for personnel increased $0.2 million in 2004 due to higher compensation and benefits expenses related to new hires, as well as higher recruiting costs. Legal and consulting costs increased $0.3 million due to increased legal support activities in 2004 primarily related to collaboration contracts and SEC filings, as well as consulting fees incurred in support of investor relations, none of which were incurred in the prior year. Other expenses increased $0.8 million, which included amortization of the Keflex intangible assets of $0.3 million, distribution fees for Keflex of $0.1 million, increased insurance premiums of $0.1 million, and marketing costs of $0.1 million.

      Net Interest Income (Expense). Net interest income in the three months ended September 30, 2004 was $177,000 compared to net interest expense of $(1,618,000) in the three months ended September 30, 2003. Interest income was higher in 2004 as increased balances in cash, cash equivalents and marketable securities in 2004 generated substantially higher interest income than in 2003. The increase in interest expense in 2004 compared to 2003 is due primarily to the reduction in interest expense in 2003 attributable to the capitalization of interest in connection with the buildout of our corporate, research and development facility. Finally a one-time charge in the form of deemed interest of $1.7 million was incurred in 2003 related to a beneficial conversion feature on our convertible notes; these notes were converted during 2003, and there was no similar charge in 2004.

	Three Months Ended
	September 30,

	2004	2003

Interest income	$210,000	$49,000
Interest expense	(33,000)	—
Beneficial conversion feature — interest expense	—	(1,667,000)

Total, net	$177,000	$(1,618,000)

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

      Revenues. We recorded revenues of $4,241,000 during the nine months ended September 30, 2004 and recorded revenues of $313,000 during the nine months ended September 30, 2003, as follows:

	Nine Months Ended
	September 30,

	2004	2003

Keflex product sales — net	$1,133,000	$—
Amortization of upfront licensing fees:
GSK	937,000	313,000
Par — amoxicillin	556,000	—
Reimbursement of development costs — Par amoxicillin	1,615,000	—

Total	$4,241,000	$313,000

      Product sales of Keflex commenced in July 2004, subsequent to the purchase of the brand rights in the U.S. market from Eli Lilly. There were no product sales in 2003.

      Revenues recognized in 2004 for upfront licensing fees represent the amortization of a $5.0 million upfront payment received from GlaxoSmithKline in July 2003, of which the remainder is expected to be recognized as revenue in the fourth quarter of 2004 due to termination of the agreement, and a $5.0 million upfront payment received from Par Pharmaceutical in May 2004, which is expected to be amortized into revenue on a straight-line basis through May 2007.

      R&D cost reimbursement revenue in 2004 of $1,615,000 related to the Par Amoxicillin agreement was recognized based on the related costs incurred. An additional $2,885,000 of cost-based revenue was deferred and will be recognized upon the removal of future contact contingencies related to termination provisions of the contract and when the related costs are incurred.

      Cost of Product Sales. Cost of product sales represents the purchase cost of the Keflex products sold during the nine months ended September 30, 2004. Cost of product sales was $79,000 in 2004, compared to zero in 2003.

      Research and Development Expenses. Research and development expenses increased by $13.1 million, or 124%, to $23.6 million for the nine months ended September 30, 2004 compared to $10.5 million for the nine months ended September 30, 2003. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.

      The following table discloses the components of research and development expenses reflecting all of our project expenses.

	Nine Months Ended
	September 30,

Research and Development Expenses	2004	2003

Direct project costs
Personnel, benefits and related costs	$7,091,000	$3,868,000
Stock-based compensation	1,357,000	1,018,000
Contract R&D, consultants, materials and other costs	6,133,000	2,652,000
Clinical trials	3,579,000	1,151,000

Total direct costs	18,160,000	8,689,000
Indirect project costs	5,472,000	1,859,000

Total	$23,632,000	$10,548,000

      Direct costs increased $9.5 million primarily as a result of increases of $8.5 million relating to the development of our pulsatile amoxicillin, pulsatile metronidazole and generic clarithromycin product candidates, plus an increase of $1.6 million relating to the evaluation of new preclinical product candidates, partially offset by a decrease of $0.6 million relating to the development of our pulsatile clarithromycin product candidate. Increased research and development staffing resulted in increases of $3.2 million in personnel, benefits and related costs and $ 0.3 million attributable to stock-based compensation. An additional $3.5 million in expenses above 2003 levels was incurred for supplies, materials and contract manufacturing in preparation for our clinical trials. Our clinical trials expense increased $2.4 million due to an increase in the number of subjects dosed. We conducted a total of 11 Phase I/ II clinical trials in the nine months ended September 30, 2004, consisting of four for our pulsatile amoxicillin adult product, three for our pulsatile amoxicillin pediatric product, one for our pulsatile metronidazole product, and three for our generic clarithromycin product candidate. In the nine months ended September 30, 2003, we conducted two Phase I/II clinical trials for our generic clarithromycin product candidate.

      Indirect project costs increased by $3.6 million to $5.5 million primarily due to increased facility related costs, depreciation and overhead resulting from the expansion in the third quarter 2003 of our corporate, research and development facilities.

      During the remainder of 2004, and thereafter, we expect that research and development expenses will increase substantially as we increase the number of products for which we conduct clinical trials.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.7 million, or 155%, to $9.4 million for the nine months ended September 30, 2004 from $3.7 million for the nine months ended September 30, 2003.

	Nine Months Ended
	September 30,

Selling, General and Administrative Expenses	2004	2003

Salaries, benefits and related costs	$2,206,000	$1,231,000
Stock-based compensation	2,233,000	727,000
Legal and consulting expenses	1,949,000	890,000
Other expenses	3,005,000	842,000

Total	$9,393,000	$3,690,000

      Selling, general and administrative expenses consist of salaries and related costs for executive and other administrative personnel, selling and product distribution costs, professional fees and facility costs. Salaries, benefits and related costs for personnel increased $1.0 million in 2004 due to higher compensation and benefits expenses related to new hires, as well as higher recruiting costs. Stock-based compensation increased $1.5 million, due to the effect of stock option awards in the second half of 2003 and a one-time charge in 2004 of $0.5 million related to the retirement of James Isbister, our former Chairman. Legal and consulting costs increased $1.0 million due to increased legal support activities in 2004 primarily related to collaboration contract effort and SEC filings, as well as annual report costs and consulting fees incurred in support of investor relations. Other expenses increased $2.2 million from the prior year, including $0.6 million in increased facilities costs resulting from the opening of our facility in Germantown, Maryland. Accounting and auditing costs, directors fees, annual report expense, investor relations and insurance costs increased $0.7 million due to our change in status from private to public SEC registrant. Travel, business development and marketing increased $0.5 million as we explored potential product opportunities.

      Net Interest Income (Expense). Net interest income in the nine months ended September 30, 2004 was $524,000 compared to net interest expense of ($1,716,000) in the nine months ended September 30, 2003. The increase in net interest income of $2,240,000 was primarily due to the charge of $1.7 million taken in 2003 for interest expense associated with the beneficial conversion feature on preferred stock, partly offset by the impact of increases in cash, cash equivalents and marketable securities in 2004, which generated an increase in interest income of $0.5 million. Higher interest expense in 2003 versus 2004 primarily related to convertible notes payable outstanding in the first half of 2003, but converted in July 2003.

	Nine Months Ended
	September 30,

	2004	2003

Interest income	$620,000	$84,000
Interest expense	(96,000)	(133,000)
Beneficial conversion feature — interest expense	—	(1,667,000)

Total, net	$524,000	$(1,716,000)

Liquidity and Capital Resources

      We have funded our operations principally with the proceeds of $54.5 million from a series of five preferred stock offerings and one issue of convertible notes over the period 2000 through 2003 and the net proceeds of $54.3 million from our initial public offering in October 2003. Additionally, we have received funding of $8.0 million and $9.5 million from GlaxoSmithKline and Par Pharmaceutical, respectively, as a result of collaboration agreements for the development of new products.

Cash and Marketable Securities

      At September 30, 2004, cash, cash equivalents and marketable securities were $36.5 million compared to $65.1 million at December 31, 2003.

	September 30,	December 31,
	2004	2003

Cash and cash equivalents	$11,441,000	$37,450,000
Marketable securities	25,045,000	27,637,000

Total	$36,486,000	$65,087,000

      Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities are also highly-liquid investments and are classified as available-for-sale, as they can be utilized for current operations. Our investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/ P1. Our objective is to limit the investment portfolio to a maximum average duration of approximately one year, with no individual investment exceeding a two-year duration.

      Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Cash Flow

      The following table summarizes our sources and uses of cash and cash equivalents for the nine-month periods ending September 30, 2004 and 2003.

	Nine Months Ended
	September 30,

	2004	2003

Net cash used in operating activities	$(11,394,000)	$(6,004,000)
Net cash used in investing activities	(15,046,000)	(12,634,000)
Net cash provided by financing activities	430,000	26,442,000

Net increase (decrease) in cash and cash equivalents	$(26,010,000)	$7,804,000

      Operating Activities

      Net cash used in operating activities in the nine-month period ending September 30, 2004 was $11.4 million, primarily due to the net loss of $28.3 million as adjusted for noncash charges and the timing of revenue recognition. Cash used in operating activities is less than the net loss for accounting purposes by $16.9 million for the following reasons:

•	Cash receipts exceeded revenue recognized by $8.3 million, due to timing of revenue recognized under collaboration contracts for accounting purposes, primarily attributable to deferred recognition of upfront payments received;

•	Cash expenditures were approximately $7.5 million less than expenses for accounting purposes, primarily due to noncash expenses for depreciation, amortization, and stock-based compensation; and

•	Interest income received in cash was $1.1 million higher than interest income for accounting purposes, as the premium paid for marketable securities with relatively high interest rates is charged against interest income.

      Net cash used in operating activities in the nine-month period ending September 30, 2003 was $6.0 million, primarily due to the net loss of $15.6 million as adjusted for noncash charges and the timing of revenue recognition. Cash used in operating activities is less than the net loss for accounting purposes by $9.6 million for the following reasons:

•	Cash receipts exceeded revenue recognized by $4.7 million, due to timing of revenue recognized under collaboration contracts for accounting purposes, primarily attributable to deferred recognition of the $5.0 million upfront payment received from GSK;

•	Cash expenditures were approximately $3.2 million less than expenses for accounting purposes, primarily due to noncash expenses for depreciation, amortization, and stock-based compensation; and

•	Interest income (expense), net, received in cash was $1.7 million higher than interest income (expense) for accounting purposes, as the deemed interest on the beneficial conversion feature of the convertible notes and the interest accrued on the convertible notes prior to conversion were not paid in cash.

      Investing Activities

      Net cash used in investing activities during the nine-month period ending September 30, 2004 was $15.0 million. The most significant investing activities included the acquisition of Keflex intangibles for $11.2 million, and purchases of and deposits on property and equipment of $5.2 million. Net purchases and sales of marketable securities provided $1.4 million during the period.

      Net cash used in investing activities during the nine-month period ending September, 2003 was $12.6 million. $7.9 million was used for the purchase of equipment for the Company’s research and development operations, and $5.2 million was invested in marketable securities. $0.8 was provided by the landlord as a lease concession.

      Financing Activities

      Net cash provided by financing activities for the nine-month period ending September 30, 2004 was $0.4 million. The major financing activities included loan draws of $1.4 million for equipment financing in connection with the fit-out of the Company’s new corporate, research and development facility and repayments of $1.0 million on the Company’s existing borrowings.

      Net cash provided by financing activities for the nine-month period ending September 30, 2003 was $26.4 million. The major financing activities included the issuance of $5.0 million of convertible notes in March 2003 to certain of the Company’s existing preferred stockholders, and additional proceeds of $20.8 million from the issuance of Series E Convertible Preferred Stock in July 2003.

Borrowings

      We are a party to four credit facilities for an aggregate amount of $5.9 million used to finance the purchase of equipment and to one loan agreement for $75,000 with a local government development fund. Of the total amount, $2.9 million was outstanding as of September 30, 2004, as summarized in the following table:

	As of September 30, 2004

			Remaining
		Amount	Amount
Debt Obligations	Interest Rates	Outstanding	Available

Fixed rate borrowings	5.00% – 11.62%	$411,000	$—
Variable rate borrowings	LIBOR or Fixed Cost of Funds plus 250 – 280 basis points	2,453,000	—

Totals		$2,864,000	$—

      In the third quarter we made our final draw of $0.6 million prior to expiration of the bank credit line on July 31, 2004. We are currently negotiating with financial institutions to obtain a new line of credit to fund the purchase of additional equipment. We do not currently hedge variable rate borrowings.

Restricted Cash

      At September 30, 2004, restricted cash was $1.9 million compared to $1.8 million at December 31, 2003. The increase of $133,000 was primarily due to changes in cash deposits that collateralize letters of credit provided to the landlords of our two leased facilities in Germantown, Maryland.

Contractual Obligations

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

      In August, 2004, we entered into a new lease for additional research and development space, in a building adjacent to the Company’s existing headquarters in Germantown, Maryland. This lease calls for monthly payments totaling $6.0 million over a 6 year period from January, 2005 through December, 2010.

Prospective Information

      We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additions to personnel and clinical trials. We expect that our selling, general and administrative expenses will increase in the future as we expand our business development, legal and accounting staff, add infrastructure and incur a full fiscal year of the additional costs related to being a public company, including directors’ and officers’ insurance, investor relations programs and increased professional fees. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of regulatory approvals, payments received or made under current or anticipated collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing and our or our partners’ success in developing markets for our product candidates.

      At our current spending level, we believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses, debt repayments and capital equipment requirements for at least the next 12 months. However, in 2005 we intend to significantly increase our product development expenses, including Phase III clinical trials, and capital expenditures associated with preparation for product launch, and, accordingly, additional funds, either from collaboration partners or from additional debt or equity transactions, will be required to achieve our desired timing for the products in our development pipeline. Alternatively, if such additional funds are not obtained, we intend to reduce our rates of expenditure and capital investment, which may delay the development or commercialization of products in our development pipeline.

      Except for the equipment lines of credit described above, we have no credit facility or other committed sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts, effect changes to our facilities or personnel, or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Any future funding may dilute the ownership of our equity investors.

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

Revenue Recognition

      We recognize revenue for the sale of pharmaceutical products and for payments received under collaboration agreements for licensing, milestones, and reimbursement of development costs.

      Product Sales. Revenue from product sales, net of estimated provisions, is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably probable. Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for sales discounts, and estimates for chargebacks, rebates, and product returns are established as a reduction of product sales revenue at the time revenues are recognized, based on historical experience adjusted to reflect known changes in the factors that impact these reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the payment is due to a party other than the wholesaler.

      Chargebacks and rebates are based on the difference between the prices at which we sell our products to wholesalers and the sales price ultimately paid under fixed price contracts by third party payers, including governmental agencies. We record an estimate at the time of sale to the wholesaler of the amount to be charged back to us or rebated to the end user. We have recorded reserves for chargebacks and rebates based upon various factors, including current contract prices, historical trends, and our future expectations. Although we have a limited history of selling Keflex products, we are also able to utilize in our analysis historical data for chargebacks and rebates obtained from the seller as part of our due diligence prior to acquiring the brand. The amount of actual chargebacks and rebates claimed could be either higher or lower than the amounts we accrued. Changes in our estimates would be recorded in the income statement in the period of the change.

      Product returns. In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date, which for our Keflex product is typically three years from the date of manufacture. Our return policy typically allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. We believe that we have sufficient data to estimate future returns at the time of sale. Although we have a limited history of selling Keflex products, we are also able to utilize in our analysis historical data for product returns obtained from the seller as part of our due diligence prior to acquiring the brand, and our returns policy is generally the same as the seller’s. We estimate the level of sales which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues. Our estimates take into consideration historical returns of our products and our future expectations. We periodically review the reserves established for returns and adjust them based on actual experience. The amount of actual product return could be either higher or lower than the amounts we accrued. Changes in our estimates would be recorded in the income statement in the period of the change. If we over or under estimate the quantity of product which will ultimately be returned, there may be a material impact to our financial statements.

      Contract Revenue. We use the milestone payment method of revenue recognition when all milestones in respect of payments to be received under contractual arrangements are determined to be substantive, at-risk and the culmination of an earnings process. Substantive milestones are payments that are conditioned upon events requiring substantive effort, when the amounts of the milestones are reasonable relative to the time, effort and risk involved in achieving them and when the milestones are reasonable relative to each other and the amount of any up-front payment. If these criteria are not met, the timing of the recognition of revenue from the milestone payment may vary. Up-front payments are recorded as deferred revenue. We estimate the length of the remaining development period and amortize an up-front payment over that development period.

      Reimbursement of Development Costs. We record revenue for reimbursement of development costs as the actual costs to perform the work are incurred. We are required to use judgment in recognizing reimbursement revenue in cases where the agreement provides for funding to us that is not dependent on actual costs we incur within a specific fiscal period. For our collaboration with Par Pharmaceutical for amoxicillin PULSYS, for example, we are entitled to quarterly payments in pre-established amounts that fund our development work. Our policy is to limit revenue recognized to the minimum amounts expected under a specific collaboration agreement and to exclude amounts contingent on future events, such as successful commercialization and future profit-sharing, and amounts that are contingently refundable. Revenue recognized is limited to cumulative amounts under each contract such that, at any time, if a termination of the agreement were to occur, revenue previously recognized would not need to be reversed. Cash received in excess of revenue recognized is recorded as deferred revenue, with the deferred revenue recognized as revenue at the time future events occur that remove the contingencies.

Intangible Assets

      Acquired Intangible Assets. We acquired the U.S. rights to Keflex brand of cephalexin in 2004. We may acquire additional pharmaceutical products in the future that include license agreements, product rights and other identifiable intangible assets. When intangible assets are acquired, we review and identify the individual intangible assets acquired and record them based on relative fair values. Each identifiable intangible asset is then reviewed to determine if it has a definite life or indefinite life, and definite-lived intangible assets are amortized over their estimated useful lives.

      Impairment. We assess the impairment of identifiable intangibles on an annual basis or when events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include significant underperformance compared to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of these factors, we first perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Accrued Expenses

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

Stock-Based Compensation

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

Income Taxes

      As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not recorded any tax provision or benefit for the nine months ended September 30, 2004 and 2003. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured at December 31, 2003 and September 30, 2004.

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

      Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Form 10-Q quarterly report has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

      Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2004, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

      We are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

      In December 2003, Aventis and Aventis Pharmaceuticals Inc. brought an action against the Company in the U.S. District Court for the District of Delaware. The Complaint contains six counts, based upon both federal and state law, alleging, in essence, that the Company has infringed on the plaintiffs’ trademark. The plaintiffs seek injunctive relief, as well as unspecified monetary damages. The case is in the discovery stage. It is the opinion of management that the ultimate outcome of this matter will not have a material adverse effect upon the Company’s financial position, results of operations, or cash flows.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

      From October 15, 2003, the effective date of our Registration Statement on Form S-1 (File No. 333-107599) to September 30, 2004, we have used approximately $16.1 million of the net offering proceeds from our initial public offering, as follows:

Purchase of Keflex intangible assets	$11,206,000
Purchases of property and equipment	1,306,000
Cash used in operating activities	3,559,000

Total	$16,071,000

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

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits

2.1	Asset Purchase Agreement between the Company and Eli Lilly and Company, dated as of June 30, 2004.*+
10.1	Manufacturing Agreement between the Company and Eli Lilly and Company, dated as of June 30, 2004.*+
10.2	Transition Services Agreement between the Company and Eli Lilly and Company, dated as of June 30, 2004.*+
10.3	Executive Employment Agreement between the Company and Donald C. Anderson, M.D., dated as of October 15, 2004.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

*	Incorporated by reference to our Current Report on Form 8-K dated July 15, 2004.

+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCIS PHARMACEUTICAL CORPORATION

By:	/s/ EDWARD M. RUDNIC, PH.D.

Edward M. Rudnic, Ph.D.
Chairman of the Board, President
and Chief Executive Officer

By:	/s/ STEVEN A. SHALLCROSS

Steven A. Shallcross
Senior Vice President and
Chief Financial Officer

Dated: November 5, 2004

EXHIBIT INDEX

Exhibit
Page
Number

2.1	Asset Purchase Agreement between the Company and Eli Lilly and Company, dated as of June 30, 2004.*+
10.1	Manufacturing Agreement between the Company and Eli Lilly and Company, dated as of June 30, 2004.*+
10.2	Transition Services Agreement between the Company and Eli Lilly and Company, dated as of June 30, 2004.*+
10.3	Executive Employment Agreement between the Company and Donald C. Anderson, M.D., dated as of October 15, 2004.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

*	Incorporated by reference to our Current Report on Form 8-K dated July 15, 2004.

+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.