Form 10-K
period 2004-12-31
ADVANCIS PHARMACEUTICAL CORP
filed 2005-03-10
CIK 1161924

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
     As of February 22, 2005, 22,839,930 shares of the registrant’s common stock were outstanding. As of June 30, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $67,474,886.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of Advancis Pharmaceutical Corporation’s Notice of Annual Stockholder’s Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

ADVANCIS PHARMACEUTICAL CORPORATION
INDEX
FORM 10-K

FORWARD-LOOKING STATEMENTS
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
PART I

Item 1.	Business
Overview
      We are a pharmaceutical company focused on developing and commercializing anti-infective drug products that fulfill substantial unmet medical needs in the treatment of infectious disease. We are developing a broad portfolio of drugs based on our novel biological finding that bacteria exposed to antibiotics in front-loaded, sequential bursts, or pulses, are killed more efficiently than those exposed to standard antibiotic treatment regimens. Based on this finding, we have developed a proprietary, once-a-day pulsatile delivery technology called PULSYStm (PULSYS).
      We have focused initially on developing pulsatile formulations of approved and marketed anti-infective drugs that no longer have patent protection or that have patents expiring in the next three years. Our lead PULSYS product candidates, based on the antibiotic amoxicillin, are currently under evaluation in two separate Phase III clinical trials and we have an additional four pulsatile product candidates in preclinical development. Preclinical product candidates will be prioritized and advanced into clinical trials based on their commercial opportunity and our level of financial and personnel resources. We continue to explore pulsatile formulations for a range of other antibiotics.
      We plan to advance key PULSYS products and clinical candidates to the market in the near-term through product collaborations with partners providing financial support and/or sales and marketing expertise. We will also seek opportunities to supplement our commercial portfolio through co-promotions, in-licensing or the acquisition of antibiotic compounds we believe could be enhanced with our PULSYS technology. We have focused corporate resources on initiatives that we believe present the most attractive product opportunities, with the goal of bringing new products to the market in the near-term. We have undertaken a review of our product portfolio, and have prioritized those product candidates that we believe show the most promise with our PULSYS technology and provide the greatest potential commercial opportunity. We intend to commercialize our pulsatile products in a cost-effective manner through existing partners, third party collaborations, and an internal sales and marketing force.
      We are currently developing commercialization plans for our Amoxicillin PULSYS products, along with our collaboration partner, Par Pharmaceutical Companies, Inc. Together, we expect to target high-volume prescribers with a community-based sales force detailing family practitioners and internists. We are considering several sales and marketing alternatives for Amoxicillin PULSYS, including working with contract sales organizations, developing our own internal sales organization, or co-promoting products with additional partners. Assuming successful outcomes of our ongoing Phase III trials, we believe Amoxicillin PULSYS could be launched by as early as 2006.

      At the end of the second quarter of 2004, we acquired the U.S. rights to Keflex® (cephalexin) from Eli Lilly. We currently have a small sales and marketing staff promoting Keflex to national accounts. We expect to continue to build our commercial infrastructure and capabilities for selling, marketing and distributing the Keflex brand of cephalexin and are exploring initiatives to further build upon the high name recognition and reputation of Keflex. These efforts with Keflex have enabled us to take important steps toward developing our in-house commercial capabilities which are expected to be expanded with the anticipated launch of our Amoxicillin PULSYS products.
      We anticipate beginning Phase I clinical trials for the development of a once-daily PULSYS version of Keflex in 2005. We believe the added convenience of improving Keflex from its typical two to four times per day dosing regimen to a once-daily product can create an attractive commercial opportunity. In addition, we believe that the addition of a Keflex PULSYS product may allow us to further utilize any sales, marketing and distribution capabilities that we expect to have in place through the sales of existing Keflex and Amoxicillin PULSYS products.
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
      Advancis, Advancis Pharmaceutical Corp., the Advancis logo, PULSYS, Keflex and the Keflex logo are trademarks and trade names of Advancis Pharmaceutical Corporation. All other trademarks, trade names or service marks appearing in this annual report on Form 10-K are the property of their respective owners. References to scientific articles in this annual report on Form 10-K are made for your convenience and such articles are not incorporated by reference.
Advancis Highlights
      Focus on significant unmet needs in the growing antibiotic market. The large market for antibiotics is expected to continue to grow in light of the aging of the United States population, the increased use of therapies that compromise the immune system, such as cancer chemotherapy, and the growing prevalence of immune-related diseases such as AIDS. In addition, the increased incidence of antibiotic resistant bacteria has limited the effectiveness of many currently available antibiotics. Despite the substantial antibiotic market, there has been little progress in addressing the limitations of currently available antibiotics, such as increased incidence of resistant bacteria and inconvenient multiple daily dosage requirements and lengthy treatments, which reduce patient compliance.
      Many large pharmaceutical companies have reduced discovery and development efforts in this sector and others have stopped developing antibiotic products altogether. According to testimony before the U.S. Congress by John G. Bartlett, M.D., chair of the Infectious Disease Society of America Task Force on Antimicrobial Availability in October, 2004, “Major pharmaceutical companies are losing interest in the antibiotics market because these drugs simply are not as profitable as drugs that treat chronic conditions and lifestyle issues.” We believe that the unmet need and apparent lack of emphasis by many large pharmaceutical companies create substantial opportunities in this market.
      Broadly applicable approach with multiple advantages. We believe our pulsatile drug candidates may have multiple therapeutic advantages over currently available antibiotics, including improved efficacy, reduced incidence of resistance, fewer side effects, once-daily dosing, shorter treatment periods and increased bioavailability (or ability to be absorbed by the body). Although our studies of pulsatile drugs have been limited to antibiotics, we believe that pulsatile dosing may offer therapeutic advantages in the areas of antivirals and antifungals. Early preclinical research is being conducted to explore potential applications in these areas.
      Anticipated reduced development risk, cost and timeframe. We intend to reduce development risk and expense and decrease time to market for our drug candidates by focusing on developing improved versions of approved and marketed drugs, either delivered alone or in combination with other drugs. Since these existing drugs have already been proven to be safe and effective, we anticipate being able to rely, in part, on prior regulatory approvals and existing safety and efficacy data in seeking FDA approval of our pulsatile drugs. We expect that our ability to rely on these prior approvals and existing data will significantly reduce the costs associated with generating our own preclinical and clinical data and accelerate our drug development process.
      Pipeline of product candidates in clinical and preclinical trials. We currently have two Amoxicillin PULSYS product candidates in Phase III clinical trials and four pulsatile drug or drug combination candidates in preclinical development. We continue to explore pulsatile formulations for a range of other antibiotics and antibiotic combinations and will seek to in-license or acquire antibiotic products that we believe can be improved with our novel pulsatile dosing approach.
      PULSYS commercialization strategy. We intend to build a fully-integrated pharmaceutical company with discovery, development, manufacturing, distribution, and brand sales and marketing capabilities. We believe that this commercialization strategy will allow us to fully maximize the value of our brand assets; first, those associated with our acquisition of Keflex product rights, and second, those associated with our PULSYS product assets, enabling us to retain significant control over our development and marketing activities. In support of the introduction of our first anticipated pulsatile product, Amoxicillin PULSYS, we intend to develop our own sales and marketing capabilities targeting high-volume prescribers, such as family practitioners and internists. Over time, we intend to expand our sales and marketing capabilities and to enter into agreements with other pharmaceutical companies, such as the agreement we have in place with Par Pharmaceutical, to provide us with a broad range of commercialization opportunities.
      Multi-level patent strategy. We have implemented a multi-level patent strategy in order to protect our pulsatile drugs. The first level is composed of “umbrella” patents and patent applications to protect the pulsatile delivery of general classes of drugs, such as antibiotics and antivirals. The second level is composed of “sub-umbrella” patents and patent applications, protecting the pulsatile delivery of subclasses of drugs, such as beta-lactam antibiotics with enzyme inhibitors. The third level includes filing patent applications for specific pulsatile drugs. We intend to continue to use and enhance this strategy in order to protect our intellectual property. We currently own 16 issued U.S. patents and 24 U.S. patent applications. Our issued patents cover certain compositions and methods for using pulsatile dosing. We also own 33 foreign-filed patent applications, which foreign-filed patent applications correspond to our U.S. patents and applications. We also own 10 International (PCT) patent applications, each of which International (PCT) patent applications we anticipate converting into several individually foreign-filed patent applications to further correspond to our U.S. patents and applications.
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
      We believe that the antibiotic market presents a highly attractive opportunity for the following reasons:
      Substantial market. Antibiotics, along with antiviral medications and antifungal medications, constitute the primary categories of the anti-infectives market. According to sales data compiled by IMS Health, an independent pharmaceutical industry research firm, worldwide anti-infective sales were approximately $52.8 billion in 2003, including $24.1 billion in North America. Antibiotics accounted for approximately $30.6 billion of such 2003 worldwide sales, including more than $11.9 billion in North America (IMS World Review 2003).
      Increased resistance to existing therapies. Certain medical, veterinary and agricultural practices and sociological factors have led to increased bacterial resistance to many currently available antibiotics. Bacterial resistance has been fostered through the erroneous prescription of anti-infective drugs for non-bacterial infections and unconfirmed infections and the administration of broad spectrum antibiotics before the specific disease-causing pathogen has been identified. In addition, the lack of patient compliance with prescribed course of therapies has contributed to bacterial resistance to currently marketed compounds. For example, it is estimated that one-third of all Streptococcus pneumoniae, a type of bacteria that can cause pneumonia, meningitis and ear infections are resistant to penicillin. The increased prevalence of resistant bacteria has resulted in prolonged hospitalizations, increased healthcare costs and higher mortality rates.
      Growing need for improved new treatments. Social and demographic factors are contributing to the growth in the antibiotic market and the need for new, more effective therapies. The aging population of the United States is more likely to have suppressed immune systems and will require drugs that are effective against increasingly resistant strains of bacteria. Patients diagnosed with diseases that target the immune system, such as AIDS, increasingly require therapies that are more effective to combat infection. In addition, the pharmaceutical industry continues to develop therapeutics, such as cancer chemotherapy, that weaken the immune system as a side effect of the primary therapy. As a result, we believe there is a strong demand for new treatments that are more potent, more effective against resistant strains and that cause fewer side effects.
      Difficulties in developing new classes of anti-infective compounds. We believe that the growing problem of resistance and other limitations of currently available antibiotics are not being adequately addressed. Moreover, many of the large pharmaceutical companies have reduced research and development efforts in this sector and others have stopped producing anti-infective products, possibly because of the difficulties involved in developing new antibiotic compounds and the expense associated with large and lengthy clinical trials.
      Reduced development risk and costs. In vitro and early in vivo testing of anti-infective drugs has been shown to be more predictive of human clinical results than testing in other therapeutic categories. Accordingly, we believe there is reduced development risk and cost associated with the development of anti-infective products.
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
Our Solution

Our Novel Discovery
      The significant unmet needs in the anti-infective market prompted our founders to search for a more efficient method to attack bacteria. In a series of seminal laboratory experiments, we observed that antibiotics such as amoxicillin are more effective in killing bacteria when delivered in three to five discrete pulses of drug within the initial six to eight hours of a dosing interval. To take advantage of these experimental findings, we have developed a proprietary technology called PULSYS that enables front-loaded, sequential, pulsatile delivery of orally administered antibiotics. We believe that our novel finding, as implemented through our PULSYS technology, will potentially enable therapeutic advantages including:

•	Improved bactericidal activity, or bacteria killing efficiency.

•	Once-daily dosing and shorter length of treatment resulting in increased patient convenience and compliance.

•	Lower overall drug dose with a possibly reduced side effect profile.

•	Decreased emergence of antibiotic resistant bacteria.

Biological Foundation for our Approach
      Our approach to improving antibiotic effectiveness represents a departure from traditional methods, which have focused on increasing drug dosages and searching for new classes of drugs. Our pulsatile dosing approach attempts to increase antibiotic effectiveness by better exploiting vulnerabilities in the growth cycle and natural defense mechanisms of bacteria.

      The graph below conceptually illustrates drug concentration profiles in a patient’s bloodstream over a 24-hour period comparing drugs administered through our PULSYS system with standard twice-daily dosing. The standard dosing regimen reflects the administration of an immediate release tablet at the start of a day, followed by an additional immediate release tablet 12 hours later. The PULSYS profile reflects the administration of a single dose designed to release the drug in four front-loaded pulses, with no additional doses administered for the balance of the day.

Preclinical Research Supporting our Approach
      We have evaluated the effectiveness of antibiotics administered in front-loaded, sequential pulses in both laboratory and animal studies. Our preliminary findings indicate that the pulsatile dosing of certain antibiotics not only eliminates more bacteria and may reduce the emergence of antibiotic-resistant bacteria strains, but that it is able to do so at significantly lower drug concentrations and with potentially shorter courses of therapy than those required under currently available treatments. For example, our preclinical studies have shown the following:

•	Pulsed delivery of amoxicillin was demonstrated to have enhanced efficacy in studies in an in vitro experimental model system. These studies showed that a pulsatile amoxicillin dosing regimen elicited significantly greater bacterial killing effects than traditional two- or three-times daily dosing against an intermediate-resistant strain of Streptococcus pneumoniae. The studies also showed that against a susceptible strain of Streptococcus pneumoniae, both once-daily pulsatile dosing and traditional dosing of amoxicillin exhibited effective bacterial killing. In addition, experiments in which significantly lower doses of amoxicillin were studied indicated that the bactericidal (bacteria killing) effect of a typical clinical amoxicillin dose delivered in traditional divided dose regimens could be matched by a 200-fold lower dose of amoxicillin given in a pulsatile manner. (Cha R and Rybak MJ (2004). Journal of Antimicrobial Chemotherapy, 54:1067)

•	In the same experimental model system, a pulsatile clarithromycin regimen yielding concentrations that would otherwise be considered sub-therapeutic, killed resistant Streptococcus pneumoniae more effectively than traditional two- or three-times daily dosing, and the pulsatile antibiotic inhibited bacterial re-growth for a longer period of time. When amoxicillin and clarithromycin were co-administered, the pulsatile combination eradicated resistant Streptococcus pneumoniae to undetectable levels, while the antibiotic combination at the same doses was ineffective when given twice- and three-times daily. (Leuthner KD, Cheung C, Rybak MJ (2004). 44th Interscience Conference on Antimicrobial Agents and Chemotherapy, Abstract A1169)

•	In a different in vitro experimental system, it was demonstrated that metronidazole was rapidly bactericidal when administered three times daily or in a pulsatile fashion. Sensitive strains of Bacteroides fragilis and Bacteroides thetaiotamicron were reduced to undetectable levels by 10 hours after dose administration was begun, and remained undetectable for the remainder of the experiment. The two regimens were also equally effective in killing a highly resistant Bacteroides fragilis isolate. These data suggest that a more convenient, once-daily alternative to the standard three-times daily regimen could be achieved with PULSYS. (Ibrahim K, Gunderson BW, Hermsen ED, Hovde LB, Rotschafer JC (2004). Antimicrobial Agents and Chemotherapy, 48:4195)

•	In addition to the preclinical research supporting our approach with respect to particular antibiotics, we are also working to determine the underlying biological mechanism by which PULSYS elicits its apparent therapeutic advantage. Early in vitro experiments have shown that, among other factors, the gene coding for autolysin, an enzyme responsible for rupturing bacterial cells, is over-expressed in Streptococcus pneumoniae exposed to amoxicillin at low pulsatile doses. (Isbister J, et al (2004). 44th Interscience Conference on Antimicrobial Agents and Chemotherapy, Abstract F1542; Barzaghi D, et al (2004), 104th American Society for Microbiology (ASM) General Meeting; Molina G, et al (2004), ASM Conference on Functional Genomics and Bioinformatics Approaches to Infectious Disease).

      We believe that additional unpublished and ongoing in vitro and animal preclinical studies provide further support for the utility of once-daily PULSYS antibiotic dosing.

PULSYS Clinical Results
      We currently have two pulsatile amoxicillin product candidates that have progressed into Phase III clinical trials, and an additional four product candidates in preclinical development. During Phase I studies, a drug is initially introduced into healthy human subjects and tested for safety, dosage, tolerance, absorption, metabolism, distribution and excretion. During Phase II studies, a drug is introduced to patients that have the medical condition that the drug is intended to treat. Phase II studies are intended to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Phase II studies may often be combined with Phase I studies (referred to as Phase I/ II studies) in certain instances when the necessary dosing levels for efficacy have been well-demonstrated in animal models of disease. Phase III trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population, often at geographically dispersed clinical study sites. To date, we have administered our pulsatile drug candidates to an aggregate of 316 healthy subjects in Phase I trials.
      In the second quarter of 2004, we selected amoxicillin formulations for evaluation in our Phase III program designed to support product approvals for Amoxicillin PULSYS for the treatment of adolescents, adults and pediatrics with pharyngitis and/or tonsillitis due to Group A streptococcal infections. On October 15, 2004, the first patient was dosed in our Phase III study in adolescents and adults and our first patient was enrolled in our Phase III trial in pediatrics on January 5, 2005. We expect to announce the results from the trial in adolescents and adults in June 2005 and from the pediatric trial in the third quarter of 2005. If the trials are successful, we expect to file 505 (b) (2) New Drug Applications with the FDA for the adult and pediatric products in the fourth quarter of 2005.
      Currently, our drug product candidates primarily represent improved versions of approved and marketed drugs, either delivered alone or in combination with other drugs. Since these existing drugs have already been proven to be safe and effective, we anticipate being able to rely, in part, on prior regulatory approvals and existing safety and efficacy data in seeking FDA approval of our pulsatile drugs.
      Based on meetings with the FDA regarding the study program for our amoxicillin products, we are proceeding with studies designed to meet the agency’s requirements and anticipate that those studies will be appropriate to support an NDA approval, assuming successful clinical results.
PULSYS — Our Enabling Technology
      In order to develop drugs based on our novel biological finding, we created a proprietary, once-a-day drug delivery technology called PULSYS. PULSYS is designed to sequentially release specific portions of the drug dose, yielding a pulsatile pattern of antibiotic release. PULSYS is a solid oral dosage form that may contain multiple pellets with varying release profiles that are combined in a proportion to produce optimum medication levels during the first few hours after dosing. We anticipate that our pulsatile drugs will each provide for once-a-day dosing. PULSYS utilizes commonly-used inactive ingredients and common manufacturing processes. We are also exploring the administration of pulsatile drugs in forms other than solid oral dosage forms.
      PULSYS drugs are designed using our proprietary design strategy, which we created to evaluate and develop new pulsatile drug candidates. This approach combines computer simulations with microbiology and other laboratory experiments to analyze the physical, chemical, biological and microbiological properties of each specific antibiotic in order to optimize selection and design of pulsatile drug candidates. This analysis includes an evaluation of the solubility, permeability, stability and metabolism profiles of antibiotics as a function of position in the gastro-intestinal tract. We attempt to optimize overall antibiotic bioavailability by adjusting the timing and composition of pulses. By examining the bioavailability of antibiotics prior to the selection of PULSYS candidates, we believe that we will increase the likelihood of successful product development.
Our Strategy
      We intend to use our novel finding and related proprietary technology to develop and commercialize more efficient, effective and convenient pharmaceutical products, with an initial focus on antibiotics. To achieve this objective, we have adopted the following product development and commercialization strategies:
      Commercialize products with multiple advantages. We intend to develop pulsatile drugs that have multiple therapeutic advantages over currently available antibiotics, including once-daily dosing, lower doses, and in many cases, shorter treatment periods. We believe that these advantages will be further reflected with at least some of our pulsatile drugs in fewer dose-related side effects, reduced incidence of resistance and improved efficacy.
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
      Focus on first-line, broad-spectrum antibiotics for community infections. We are pursuing a product development strategy focused primarily on first-line, broad spectrum antibiotics for community infections. Our pulsatile antibiotic products are expected to target upper respiratory tract infections and skin and skin structure infections in particular. The target indications for our current product candidates cover approximately 65 percent of antibiotics-related diagnoses and are intended to compete against six of the top ten most-prescribed antibiotics in 2004. We believe products utilizing our front-loaded, pulsed dosing approach will support once-daily dosing where two-to-four times daily dosing is the norm, with a concomitant reduction in dose and treatment duration (in some cases) compared to current traditional therapies.
      Develop sales and marketing functions across multiple products. We intend to build over time a fully-integrated pharmaceutical company with discovery, development, manufacturing, distribution, sales, and marketing capabilities. We believe that this commercialization strategy will allow us to fully maximize the value of our PULSYS product assets and retain significant control over our development and marketing activities. In support of the introduction of our first product, Amoxicillin PULSYS, we intend to develop our own sales and marketing capabilities. We believe that a significant proportion of prescriptions for first-line, broad-spectrum antibiotics is written by a relatively small number of high-volume prescribers who can be reached by a community-based sales force. Over time, we intend to expand our sales and marketing capabilities to provide even greater market coverage. We also plan to enter into agreements with other pharmaceutical companies, such as the agreement we have in place with Par Pharmaceutical, to exploit our partners’ sales and marketing capabilities in order to optimally market our products.

      License or acquire antibiotic products. We continue to explore pulsatile formulations for a wide range of other antibiotics and antibiotic combinations and we intend to in-license or acquire antibiotic products that we believe can be improved with our novel pulsatile dosing approach.
Our Marketed Products

Keflex
      On June 30, 2004, we acquired the U.S. rights to Keflex brand of cephalexin from Eli Lilly and Company. The purchase price was $11.2 million, including transaction costs, which was paid in cash from our working capital. The asset purchase includes the exclusive rights to manufacture, sell and market Keflex in the United States (including Puerto Rico). We also acquired Keflex trademarks, technology and new drug applications (NDAs) supporting the approval of Keflex capsules and oral suspension. In addition, on June 30, 2004, we entered into a manufacturing supply agreement with Eli Lilly, under which Lilly has agreed to sell certain Keflex product inventory to us and to continue to manufacture and supply Keflex products for us during a transition period, unless we terminate the agreement at an earlier date. On December 9, 2004, we announced that we entered into a commercial supply agreement with Ceph International Corporation, a wholly owned subsidiary of MOVA Pharmaceutical Corporation, to secure a long-term supply for Keflex products beyond the transitional period. We are currently in discussions with Ceph regarding an expansion of the manufacturing relationship.
      Keflex is a first-generation cephalosporin approved for treatment of several types of bacterial infections. Keflex is most commonly used in the treatment of uncomplicated skin and skin structure infections and, to a lesser extent, upper respiratory tract infections. Keflex is among the most prescribed antibiotics in the U.S., however, generic competition is intense, and a high percentage of all Keflex prescriptions are substituted by generic versions of cephalexin, the active ingredient in Keflex. We market Keflex in the U.S. to healthcare practitioners, pharmacists, and pharmaceutical wholesalers.
      In addition to assuming sales and marketing responsibilities for Keflex, we have initiated a research program with the goal of developing a once-a-day cephalexin product utilizing our proprietary PULSYS dosing technology. In the event we are able to develop and commercialize a PULSYS-based Keflex product, another cephalexin product relying on the acquired NDAs, or other pharmaceutical products using the acquired trademarks, Eli Lilly will be entitled to royalties on these new products. Royalties are payable on a new product by new product basis for five years following the first commercial sale for each new product, up to a maximum aggregate royalty per calendar year. All royalty obligations with respect to any defined new product cease after the fifteenth anniversary of the first commercial sale of the first defined new product.
Our Product Pipeline
      The following table summarizes the antibiotic compounds we have in clinical trials and preclinical development. We expect that these compounds will serve as the basis for drug products or, with additional clinical development, drug combination products. Each of our preclinical product candidates is still in the early stage of development. Due to our on-going research and development efforts, additional or alternative compounds may be selected to replace or supplement the compounds described below.

Advancis			Targeted PULSYS
PULSYS Product	Key Indication(s)	Current Therapy	Added Value	Program Status(1)

Amoxicillin — Adult	Pharyngitis/tonsillitis	10-14 days, two or three times daily	7 days, once-daily, lower dose(2)	Phase III
Amoxicillin — Pediatric	Pharyngitis/tonsillitis	10-14 days, two or three times daily	7 days, once-daily, lower dose(2)	Phase III
Amoxicillin/ Clavulanate Combination — Pediatric	Acute otitis media	10-14 days, two or three times daily	Once-daily, lower dose of each drug, shorter therapy duration	Preclinical(3)
Keflex (cephalexin) — Adult	Skin and skin structure	7-14 days, two to four times daily	Once-daily, lower dose, shorter therapy duration	Preclinical(3)
Amoxicillin/ Clavulanate Combination — Adult	Sinusitis, chronic bronchitis	10-14 days, two or three times daily	Once-daily, lower dose of each drug, shorter therapy duration	Preclinical(3)
Amoxicillin/ Macrolide Combination	Community-acquired pneumonia	10-14 days, two to four times daily(4)	Once-daily, lower dose of each drug, shorter therapy duration	Preclinical(3)

(1)	For an explanation of the terms Preclinical and Phase III please refer to the information under the heading “Government Regulation” below. Each of the product candidates above is discussed in more detail in the next section below.

(2)	Amoxicillin PULSYS is currently being evaluated in Phase III trials. See “Pulsatile Product Candidates — Amoxicillin PULSYS” below.

(3)	In vitro studies of our preclinical product candidates are in process.

(4)	Antibiotic combinations commonly used in clinical practice, but for which there are currently no combination products available for these indications.

Pulsatile Product Candidates
      We intend to develop the pulsatile drugs listed above, incorporating one or more of the following improvements:

•	Once-a-day formulation

•	Lower dose

•	Shorter duration of therapy

•	Reduced side effect profile

•	Combination product with superior efficacy over either product alone

•	Improved pediatric dosage form

Amoxicillin PULSYS
      Amoxicillin (marketed by GSK as Amoxil and marketed by other companies as a generic product) is a semi-synthetic antibiotic that is effective for the treatment of a variety of conditions, including ear, nose and throat infections, urinary tract infections, skin infections and lower respiratory infections. In 2004, amoxicillin had U.S. retail sales of approximately $600 million, on a prescription base of approximately 54 million (IMS National

Prescription Audit 2004). Amoxicillin is generally recommended for dosing two or three times daily, for a period of ten to 14 days.
      Our in vitro studies demonstrated that pulsatile dosing of amoxicillin had significantly better bacterial killing efficiency than standard regimens of amoxicillin (analogous to immediate release products taken twice-daily or three-times daily) against a resistant strain of Streptococcus pneumoniae — see “Preclinical Research Supporting our Approach” above.
      We intend to develop pulsatile amoxicillin products alone and in combination with other drugs. We anticipate marketing our amoxicillin products and amoxicillin combination products through third party collaborations and using our own sales and marketing capabilities. In May 2004, we entered into an agreement to develop and commercialize our pulsatile amoxicillin product with Par Pharmaceutical — see “Our Collaboration with Par Pharmaceutical for Amoxicillin PULSYS.”
      Our Amoxicillin PULSYS product candidates are in Phase III clinical trials for the treatment of pharyngitis/tonsillitis. If the clinical trials are successful and we receive FDA approval, Amoxicillin PULSYS may be the first and only once-daily amoxicillin treatment of pharyngitis/ tonsillitis approved in the United States. We are developing two formulations, an adult formulation presented in a tablet, and a pediatric sprinkle.
      Today in the United States, the most frequently prescribed pharyngitis prescription is for 500mg of amoxicillin three times daily for ten days, or 15 grams total over the course of therapy. In addition, amoxicillin is the most commonly mentioned antibiotic associated with the pharyngitis/tonsillitis diagnosis. Our Amoxicillin PULSYS product under evaluation in the Phase III clinical trial in adolescents and adults is dosed 775mg once-daily for seven days, or 5.4 grams total per course of therapy. Therefore, if our clinical trials results are positive and we receive FDA approval and successfully launch the product, we would be able to dose approximately one-third the amount of amoxicillin, while also providing the convenience of once-daily dosing and a shorter course of therapy. Pediatric patients receiving Amoxicillin PULSYS in the pediatric pivotal trial may receive either a 475mg dose or 775mg sprinkle dose, depending on the age of the patient, once-daily for a period of seven days.
      We intend to evaluate the potential of Amoxicillin PULSYS in additional upper respiratory tract infections such as bronchitis, otitis media, or sinusitis in the future. We believe the market opportunity for a once-daily Amoxicillin PULSYS product is substantial, with more than 54 million prescriptions written for amoxicillin formulations in 2004, making it the most widely prescribed antibiotic drug in the United States.

Amoxicillin/ Clavulanate Combination PULSYS
      Amoxicillin/clavulanate (marketed by GlaxoSmithKline as Augmentin®, and sold by other companies as a generic product) is an antibacterial combination consisting of the semi-synthetic antibiotic, amoxicillin, and the beta-lactamase inhibitor, clavulanate. The combination of amoxicillin and clavulanate is effective for the treatment of a variety of conditions, including ear, nose and throat infections, genitourinary tract infections, skin infections and lower respiratory infections. In 2004, amoxicillin/ clavulanate products had U.S. retail sales of approximately $1.7 billion on a prescription base of approximately 21 million (IMS National Prescription Audit 2004). Amoxicillin/ clavulanate is generally recommended for administration two or three times daily, for a period of ten to 14 days. In 2004, antibiotic products containing the combination of amoxicillin and clavulanate were the 4th most prescribed antibiotic in the United States.
      We are developing a PULSYS combination of the antibiotics amoxicillin and clavulanate for the treatment of upper respiratory tract infections such as acute otitis media and sinusitis. Clavulanate expands the spectrum of activity of amoxicillin by irreversibly binding to beta-lactamase producing enzymes released by certain types of bacteria. Without the presence of clavulanate, these enzymes would render amoxicillin useless in the treatment of infections caused by beta-lactamase producing strains of bacteria.
      We believe that in the future, effective treatments for diseases such as otitis media and sinusitis must provide coverage against beta-lactamase producing strains of Haemophilus influenzae, one of the more prominent causative strains of bacteria isolated in acute otitis media and sinusitis. (Piglansky L, et al. (2003). The Pediatric Infectious Disease Journal, 22:405-12. Dagan, R. (2001). Vaccine, 19:9-16)

      We believe that the Amoxicillin/ Clavulanate PULSYS product candidate we are developing would be the first and only once-daily formulation of this combination antibiotic drug available in the United States. We intend to develop both tablet and sprinkle presentations of this product to serve adult and pediatric patients. In December 2004, we modified our Amoxicillin PULSYS agreement with Par Pharmaceutical to include an amoxicillin/ clavulanate product for acute otitis media — see “Our Collaboration with Par Pharmaceutical for Amoxicillin PULSYS.”

Keflex (Cephalexin) PULSYS
      We are developing a once-daily PULSYS version of Keflex, our first generation oral cephalosporin antibiotic. Our intent is to develop a once-daily Keflex PULSYS for uncomplicated skin and skin structure infections. Currently, Keflex is the antibiotic most frequently prescribed by physicians in the treatment of uncomplicated skin and skin structure infections. Most commonly, Keflex is prescribed 500mg three times per day for a period of ten days. We believe a once-daily version of Keflex PULSYS may represent a substantial market opportunity. In 2004, cephalexin, the active ingredient in Keflex, was the third most prescribed antibiotic in the United States, with approximately $545 million in retail sales and more than 24 million prescriptions (IMS National Prescription Audit 2004).
      We intend to utilize the sales and marketing capabilities that we develop for our Amoxicillin PULSYS product candidates in order to commercialize Keflex PULSYS. We may determine that in order to maximize the commercial potential of Keflex PULSYS, it may be advantageous to enter into agreements with other pharmaceutical companies to expand the sales and marketing effort supporting the product.

Combination PULSYS Antibiotics: Amoxicillin/ Macrolide and Cephalosporin/ Macrolide
      We are developing a combination antibiotic product candidate that combines an expanded-spectrum macrolide antibiotic, such as clarithromycin, with a beta-lactam antibiotic, such as amoxicillin. We believe that the combination of a macrolide and a beta-lactam antibiotic will considerably expand the spectrum of activity against bacteria suspected to cause serious, lower respiratory tract infections. Bacteria such as penicillin-resistant Streptococcus pneumoniae, atypical pathogens, and beta-lactamase producing Haemophilus influenzae are particularly difficult to treat with currently available antibiotics. The amoxicillin/macrolide antibiotic combination we are exploring will be evaluated with the goal of delivering a lower total daily dose of each antibiotic ingredient in a once-daily formulation targeting community-acquired pneumonia.
      Our in vitro studies have shown that the combination of amoxicillin/ clarithromycin when delivered in vitro in a pulsatile fashion eradicated resistant Streptococcus pneumoniae to undetected levels, while the antibiotic combination at the same doses was ineffective when given twice- and three-times daily — see “Preclinical Research Supporting our Approach” above.
      Our initial results from preclinical studies and Phase I/ II clinical trials of each of amoxicillin and clarithromycin, as described above, support our ability to deliver each of these antibiotics in a pulsatile manner.
      This combination agent, if successfully developed and commercialized, would compete against extended-spectrum macrolides such as clarithromycin or azithromycin, ketolides, and fluoroquinolones. More than 50 million prescriptions are written each year for these types of antibiotics.
      We anticipate marketing this combination product using our own sales and marketing capabilities or through third party collaborations. We may determine that it is advantageous to collaborate with another pharmaceutical company for the development and commercialization of this or other combination products in order to accelerate drug development, commercialization, and market penetration.

Other Possible Pulsatile Product Candidates
      To maximize the use of our resources on projects that will provide the best return to our shareholders, our current focus is on the antibiotic product candidates that include amoxicillin, amoxicillin in combination with other antibiotics, and Keflex. We have also identified additional product candidates which we believe could be developed for delivery in a pulsatile manner. The timing of further development work on these candidates depends on our resources as well as our evaluation of the commercial potential of the products. These candidates include: clarithromycin, ciprofloxacin and other fluoroquinolones, metronidazole, and fluoroquinolone/ metronidazole and cephalosporin/ macrolide combinations.
      We intend to explore the use of our pulsatile dosing approach beyond antibiotics to other therapeutic categories, such as antivirals and antifungals. Although we have not tested the effectiveness of pulsatile dosing for these applications, we believe that our approach may yield benefits similar to those we have found for the treatment of bacterial infections. The timing of development work in these categories depends on our resources, as well as our evaluation of the commercial potential of these products.
Collaboration Agreements

Our Collaboration with Par Pharmaceutical for Amoxicillin PULSYS
      In May 2004, we entered into an agreement with Par Pharmaceutical to collaborate in the further development and commercialization of a PULSYS-based amoxicillin product. We are solely responsible for the development program, including the manufacture of clinical supplies and the conduct of clinical trials, and are responsible for obtaining regulatory approval for the products. We will own the product trademark and will manufacture or arrange for supply of the product for commercial sales. Par will be the sole distributor of the product and the companies will share sales and marketing responsibilities. Both parties will share commercialization expenses, including pre-marketing costs and promotion costs, on an equal basis. Operating profits from sales of the product will also be shared on an equal basis.
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
      The agreement may be terminated by Par, either for cause, in the event of material increases in development costs or delays in program timing, or for other reasons. In the event that Par terminates the agreement for cause, no further quarterly development payments will be due to us; further, if we commercialize the product subsequent to Par’s termination and if Par has funded at least $20 million in development payments at the time of termination, Par will have a right to receive a percentage of its development payments from future net operating profits on product sales, if any. In the event of termination for other reasons, Par will be required to pay to us the lesser of (1) the excess of our cumulative development costs over the cumulative quarterly payments made by Par or (2) the difference between the cumulative quarterly payments actually made by Par through the termination date and the total of the quarterly payments specified in the agreement. We cannot assure you that we will receive any additional payments or that our collaboration with Par will result in the approval and marketing of any drug.
      In December 2004, we modified our collaboration with Par to include a PULSYS version of the antibiotic combination amoxicillin/ clavulanate for acute otitis media in children. Under the updated agreement, the combination amoxicillin/ clavulanate product for otitis media replaced the previously envisioned amoxicillin-only product for that indication. Based on discussions with infectious disease opinion-leaders, we believe that amoxicillin/ clavulanate is emerging as a first-line therapy resulting from shifts in the causative pathogens associated with otitis media. As such, we believe this combination represents an attractive market opportunity for an enhanced pulsatile version of the drug.
      Financial terms of the agreement did not change; however, we believe the combination PULSYS product will target a greater prescription base than that of a single-entity drug product for the otitis media indication. We believe approximately 30 percent of current amoxicillin/ clavulanate prescriptions are for acute otitis media and its usage may increase over current levels as the combination emerges as a first-line therapy. We reacquired the rights to develop amoxicillin/ clavulanate products from the discontinuation of the Company’s prior agreement with GlaxoSmithKline — see “Termination of the Collaboration with GlaxoSmithKline” below.

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

Termination of the Collaboration with GlaxoSmithKline
      In July 2003, we entered into a license agreement with GlaxoSmithKline (GSK) pursuant to which we licensed patents and PULSYS technology to GSK for use with its Augmentin (amoxicillin/ clavulanate combination) products and with limited other amoxicillin products. Under the agreement, GSK was responsible, at its cost and expense, to use commercially reasonable efforts for the clinical development, manufacture and sale of the licensed products. We received an initial non-refundable payment of $5 million from GSK upon signing of the agreement, a $3 million payment upon achievement of the first milestone, and would have been entitled to receive additional milestone payments from GSK not to exceed an aggregate of $49 million if it achieved certain product development goals. In addition, we were eligible to receive royalty payments on the commercial sale of products developed under the agreement. We could have also received sales milestone payments of up to $50 million if specified annual sales goals were achieved.
      The agreement could be terminated at any time by GSK upon relatively short notice. Our receipt of milestone payments, royalty payments and sales milestone payments under the agreement depended on the ability of GSK to develop and commercialize the products covered by the agreement and was subject to certain conditions and limitations.
      As previously disclosed, on October 15, 2004, we were notified that GSK would terminate the collaboration, effective December 15, 2004. We believe that pulsatile amoxicillin/ clavulanate is technically and commercially viable, and are exploring other avenues and partners for the development and commercialization of the product candidate — see “Our Collaboration with Par Pharmaceutical for Amoxicillin PULSYS” above. Additionally, we believe continued progress on our pulsatile version of amoxicillin will help support future productive PULSYS collaborations. As a result of the termination, we accelerated the recognition of the remaining deferred revenue of approximately $3.2 million related to the collaboration during the fourth quarter of 2004. The termination will have no other effects on our financial position.

Our Collaboration with Par Pharmaceutical for Generic Clarithromycin
      In September 2003, we entered into an agreement pursuant to which we licensed to Par Pharmaceutical the distribution and marketing rights to our generic formulation of Abbott’s Biaxin XL (clarithromycin extended release tablets). We are entitled to receive milestone payments from Par Pharmaceutical not to exceed an aggregate of $6 million upon achievement of certain goals, including acceptance of an ANDA by the FDA and commercial launch of the product. In addition, we could receive royalty payments equal to more than 50% of the net profits from the sale of the product, which royalty rate may be reduced to an amount as low as 25% at our election, upon the assumption by Par Pharmaceutical of certain of our obligations and risks relating to the development of the product.
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
      As previously disclosed, during the third quarter of 2004, we conducted bioequivalence studies on two revised formulations of the generic product, and both formulations failed to achieve bioequivalence. We determined that due to the non-core nature of the product, the expense involved in the development of additional formulations, the continued redirection of our resources required to pursue the product, and the reduced market potential given the emergence of competing products, we would discontinue further development work on the product. Advancis and Par are currently in discussions regarding the status of the agreement. All development work on this product has been expensed as incurred.
Sales and Marketing
      In order to commercialize our product candidates, we must acquire or develop internal sales, marketing and distribution capabilities or contract with third parties to perform these services for us. In support of the introduction of our first PULSYS product candidate, Amoxicillin PULSYS, we intend to develop our own sales and marketing capabilities. We believe that a significant percentage of prescriptions for first-line, broad-spectrum antibiotics is written by high-volume prescribers who can be reached by a community-based sales force. Over time, we intend to expand our sales and marketing capabilities to provide even greater market coverage. We also plan to enter into agreements with other pharmaceutical companies, such as the agreement we have in place with Par Pharmaceutical, to capitalize on our partners’ sales and marketing capabilities in order to optimally market our products.
      We are currently developing commercialization plans for our Amoxicillin PULSYS products, along with our partner, Par Pharmaceutical. Together, we expect to target high-volume prescribers with a community-based sales force. We intend to build our internal sales force to enable us to sell and market our proprietary PULSYS products in concentrated markets. We also are considering the use of third party sales organizations to supplement our internal capabilities, especially during the early stages of our sales force development.
      We currently have a small sales and marketing staff promoting the Keflex brand of cephalexin to national accounts. Keflex is primarily sold directly to pharmaceutical wholesalers. In the pharmaceutical industry there are a limited number of major wholesalers responsible for the majority of sales. Product sales of Keflex to Cardinal Health Inc., McKesson Corporation, and AmerisourceBergen Corporation represented approximately 95 percent of our net revenue from Keflex in 2004.
      We expect to continue to build our commercial infrastructure and capabilities for selling, marketing, and distributing Keflex, and are exploring initiatives to further benefit from the high name recognition and reputation of Keflex. These efforts with Keflex have enabled us to begin to develop our in-house commercial capabilities in anticipation of the launch of our Amoxicillin PULSYS products.
      We currently manage the distribution of Keflex, including warehousing and shipping through Integrated Commercialization Solutions, a division of AmerisourceBergen Corporation. If we successfully develop and receive regulatory approval for additional product candidates, we intend to continue to distribute all approved products through third-party vendors.
      If we successfully develop and receive regulatory approval to market additional product candidates, we believe we will have to substantially expand our sales and marketing capabilities and/or enter into partnerships with other pharmaceutical companies to successfully commercialize our product candidates. We will need to successfully recruit sales and marketing personnel and build a sales and marketing infrastructure to successfully commercialize Amoxicillin PULSYS and any additional products or product candidates that we develop, acquire or license. Our future profitability will depend in part on our ability to develop additional sales and marketing capabilities to commercialize our future products to our target audiences.
Competition
      The pharmaceutical industry is highly competitive and characterized by a number of established, large pharmaceutical companies, as well as smaller emerging companies. Our main competitors are:

•	Large pharmaceutical companies, such as Pfizer, GlaxoSmithKline, Wyeth, Bristol-Myers Squibb, Merck, Johnson & Johnson, Roche, Schering-Plough, Novartis, sanofi-aventis, Abbott Laboratories, AstraZeneca, and Bayer, that may develop new drug compounds that render our drugs obsolete or noncompetitive.

•	Smaller pharmaceutical and biotechnology companies and specialty pharmaceutical companies engaged in focused research and development of anti-infective drugs, such as Trimeris, Vertex, Gilead Sciences, Cubist, Vicuron, Basilea, InterMune, King, and others.

•	Drug delivery companies, such as Johnson & Johnson’s Alza division, Biovail and SkyePharma, which may develop a dosing regimen that is more effective than pulsatile dosing.

•	Generic drug companies, such as Teva, Ranbaxy, IVAX, Sandoz and Stada, which produce low-cost versions of antibiotics that may contain the same active pharmaceutical ingredients as our PULSYS product candidates.
      There are many approved antibiotics available to treat bacterial conditions in the United States. Our product Keflex, and products that are in development, will compete with other available products based primarily on:

•	efficacy

•	safety

•	tolerability

•	acceptance by doctors

•	patient compliance and acceptance

•	patent protection

•	convenience

•	price

•	insurance and other reimbursement coverage

•	distribution

•	marketing

•	adaptability to various modes of dosing
      Our Keflex brand of cephalexin faces significant competition from generic distributors of cephalexin capsules and suspension. Currently, a significant portion of the prescriptions written for Keflex are substituted at the pharmacy with generic versions of Keflex, supplied through leading generic drug manufacturers including Teva, Stada, IVAX, Ranbaxy, and others.
      In some instances our novel products that utilize our PULSYS technology may compete against non-pulsatile drug products that share the same active ingredient, but are less convenient or require more cumbersome administration schedules. A number of these non-pulsatile drug products are available in generic form. Companies such as Teva, Ranbaxy, IVAX, Sandoz and Stada, and others are major manufacturers and distributors of generic versions of antibiotics with whom we may compete in the future.
      New developments, including the development of methods of preventing the incidence of disease, such as vaccines, occur rapidly in the pharmaceutical industry. These developments may render our product candidates or technologies obsolete or noncompetitive.
      Many of our competitors possess greater financial, managerial and technical resources and have established reputations for successfully developing and marketing drugs, all of which put us at a competitive disadvantage. Our competitors may be able to apply their resources and capabilities to develop and commercialize products that have distinct, enhanced, or perceived advantages versus our products. The competitors may be in a position to devote greater resources in the sales, marketing, and distribution of these products and therefore considerably impact our ability to successfully commercialize our own products.

Manufacturing
      We currently rely on third-party contract manufacturers to produce sufficient quantities of our product candidates for use in our preclinical studies and clinical trials. We believe that our initial focus on the production of improved formulations of approved and marketed drugs will reduce the risk and time involved in the development of manufacturing capabilities because production of these drugs involves well-established and well-accepted manufacturing techniques and processes. We intend to continue to rely upon third-party contract manufacturers for production of our clinical and commercial supplies. The use of third-parties for these activities allows us to minimize our initial capital investment and reduce the risk that would be associated with the establishment of our own commercial manufacturing and distribution operations. With the possible transition to non-beta lactam products, we anticipate that our pilot facility could satisfy our drug production needs for clinical supplies through at least Phase II and, in some cases, through Phase III clinical trials.
      In December 2004, we entered into a commercial supply agreement with Ceph International Corporation, a wholly owned subsidiary of MOVA Pharmaceutical Corporation, to secure a long-term supply for our Keflex brand of products. This agreement provides for commercial supply of our Keflex product beyond the transitional period agreed to by Eli Lilly as part of our June 2004 acquisition. In addition, we are in the process of securing long-term commercial supply of our Amoxicillin PULSYS products.
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
      We currently own 16 issued U.S. patents and 24 U.S. patent applications. Our issued patents cover certain compositions and methods using pulsatile dosing. We also own 33 foreign-filed patent applications, which foreign-filed patent applications correspond to our U.S. patents and applications. We also own 10 International (PCT) patent applications, each of which International (PCT) patent applications we anticipate converting into several individually foreign-filed patent applications to further correspond to our U.S. patents and applications.
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
      PHASE II: During Phase II studies, the drug is introduced to patients that have the medical condition that the drug is intended to treat. Phase II studies are intended to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Phase II studies may often be combined with Phase I studies (referred to as Phase I/ II studies) in certain instances when safety issues and questions of absorption, metabolism, distribution and excretion are well-established.
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
      In our NDA submissions, we intend to rely, in part, on prior FDA approvals of the antibiotic ingredients used in our products and on data generated by other parties which help to demonstrate the safety and effectiveness of those ingredients. In the case of products that we may develop in conjunction with sponsors of previously approved products, we expect that we will have a specific right of reference to the data contained in the prior applications. In any case in which we do not have a specific right of reference from the sponsor of the previously approved product, we anticipate our NDA submissions would be covered by Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. All data necessary to satisfy the FDA of the safety and effectiveness of our own versions of these products will have to be generated by or for us and submitted to the FDA in support of our applications. These data are expected to include data establishing the safety and efficacy of the pulsatile dosage form and any other differences between the dosage form and the conditions for use of our products and the dosage form and conditions for use of the previously approved products. In the case of antibiotic ingredients not previously approved to be manufactured and sold in the combinations that we propose, it will also be necessary for us to satisfy the FDA’s combination drug policy with data establishing that each active component contributes to the effectiveness of the combination and that the dosage of each component is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy. In its review of our NDA submissions, the FDA will have broad discretion to require us to generate data on these matters, and it is impossible to predict the number or nature of the studies that may be required before the agency will grant an approval. No assurance can be given that NDAs submitted for our products will receive FDA approval on a timely basis, or at all.
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
      Because all of the products that we have in development contain antibiotic ingredients that were submitted to the FDA for approval prior to November 21, 1997, we will not, under current law, be able to submit to the FDA patent information covering those products. Therefore, once approved, the FDA’s Orange Book, which lists patent information on drug products, will not include patent information on those products. As a consequence, potential competitors who submit 505(b)(2) or ANDA applications for generic versions of those products will not have to provide certifications regarding any of our patents that they may infringe or to provide us notice if they intend to market their products prior to expiration of those patents. Additionally, if we bring a patent infringement action against any such applicants, an automatic 30-month stay of approval of those potentially infringing products will not be granted. However, we would be entitled to pursue traditional patent-law procedures and remedies, such as preliminary and permanent injunctions. In the case of potential generic versions of any of our products that are not classified as exempt antibiotics, such as those containing only metronidazole or fluoroquinolone ingredients such as ciprofloxacin, we would be entitled to list our applicable patents in the Orange Book, potential competitors who submit 505(b)(2) or ANDA applications for generic version of those products would be subject to the certification and notice requirements, and we could obtain automatic 30-month stays of approval of the generic products while we pursue patent infringement actions against the applicants.
      Under the Prescription Drug User Fee Act (PDUFA) generally, the submission of an NDA is subject to substantial application user fees, currently exceeding $600,000, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently exceeding $30,000 per product and $200,000 per establishment. These fees are typically increased annually. Because our products in development contain only active ingredients that have been previously approved in other applications for the same usage indications we intend to seek approval for, we do not believe that we should be subject to any of these user fees. However, FDA has adopted a broad interpretation of the scope of the user fee requirements and, even if we disagree with the legal basis for that interpretation, we may be required to pay these fees with respect to some or all of our products unless and until FDA’s interpretation is successfully challenged. Nevertheless, we believe that the first NDA submission for our pulsatile drug products may be eligible for a waiver of the application fee because of our status as a small business under the user fee statutes. In addition, the PDUFA statute has been subject to significant amendments in connection with its regular reauthorization. We are not in a position to predict whether and how the user fee requirements will be interpreted and applied to us and our products in the future.

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
Employees
      As of February 22, 2005, we had 88 employees, 27 of whom are senior management, 22 are in supervisory positions and 39 are non-management. Of the 88 employees, 56 perform scientific and research activities and 26 hold advanced degrees.
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
      From the date we began operations in January 2000 through December 31, 2004, we have incurred operating losses of approximately $77.4 million, including operating losses of approximately $34.7 million for the fiscal year ended December 31, 2004, $19.4 million for the fiscal year ended December 31, 2003, and $14.2 million for the fiscal year ended December 31, 2002. Our losses to date have resulted principally from research and development costs related to the development of our product candidates, the purchase of equipment and establishment of our facilities and general and administrative costs related to our operations.
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
      Even if pulsatile dosing is more effective than traditional dosing, we may be unable to apply this finding successfully to a substantial number of products in the anti-infective market. Our preliminary studies indicate that pulsatile dosing may not provide superior performance for all types of antibiotics. Additionally, we have not conducted any studies with anti-viral or anti-fungal medications. If we cannot apply our technology to a wide variety of antibiotics or other anti-infectives, our potential market will be substantially reduced.

Our delivery technology may not be effective, which would prevent us from commercializing products that are more effective than those of our competitors.
      Even if we are correct that pulsatile dosing is more effective than traditional dosing of antibiotics, our delivery technology must be effective in humans such that the pulsatile administration of drugs are at levels that prove effective in curing infections. If our PULSYS delivery technology is not effective in delivering rapid bursts of antibiotics, or is unable to do so at an appropriate concentration and we are not able to create an alternative delivery method for pulsatile dosing that proves to be effective, we will be unable to capitalize on any advantage of our discovery. Should this occur, our pulsatile product candidates may not be more effective than those of our competitors, which may decrease or eliminate market acceptance of our products.

If a competitor produces and commercializes an antibiotic that is superior to our pulsatile antibiotics, the market for our potential products would be reduced or eliminated.
      We have devoted a substantial amount of our research efforts and capital to the development of pulsatile antibiotics. Competitors are developing or have developed new drugs that may compete with our pulsatile antibiotics. For example, sanofi-aventis recently launched Ketek, a drug that belongs to a new class of antibiotics known as ketolides. This antibiotic may compete against our pulsatile antibiotics in the treatment of upper respiratory tract infections. A number of pharmaceutical companies are also developing new classes of compounds, such as oxazolidinones, that may also compete against our pulsatile antibiotics. In addition, other companies are developing technologies to enhance the efficacy of antibiotics by adding new chemical entities that inhibit bacterial metabolic function. If a competitor produces and commercializes an antibiotic or method of delivery of antibiotics that provides superior safety, effectiveness or other significant advantages over our pulsatile antibiotics, the value of our pulsatile drugs would be substantially reduced. As a result, we would need to conduct substantial new research and development activities to establish new product targets, which would be costly and time consuming. In the event we are unable to establish new product targets, we will be unable to generate sources of revenue.

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
      We have not commercialized any pulsatile products or recognized any revenue from PULSYS product sales. With the exception of our Amoxicillin PULSYS product, all of our pulsatile drugs are in early stages of development with a total of only four pulsatile product candidates having been tested in Phase I/ II clinical trials to date. Our Amoxicillin PULSYS products are currently in Phase III clinical trials, however, we must successfully complete these Phase III clinical trials and obtain regulatory approval for our pulsatile products before we are able to commercialize pulsatile products and generate revenue from their sales. We expect that we must conduct significant additional research and development activities on our other pulsatile products successfully completing preclinical, Phase I, Phase I/ II or Phase II, and Phase III clinical trials before we will be able to receive final regulatory approval to commercialize these pulsatile products. Even if we succeed in developing and commercializing one or more of our pulsatile drugs, we may never generate sufficient or sustainable revenue to enable us to be profitable.

If we do not successfully attract and retain collaborative partners, or our partners do not satisfy their obligations, we will be unable to develop our partnered product candidates.
      For certain product candidates, we intend to enter into collaborative arrangements with third parties. These collaborations may be necessary in order for us to:

•	fund our research and development activities;

•	fund manufacturing by third parties;

•	seek and obtain regulatory approvals; and

•	successfully commercialize our product candidates.
      Currently, we have a collaborative agreement with Par Pharmaceutical for our Amoxicillin PULSYS products. If Par Pharmaceutical fails to fulfill its obligations under our agreement, we may encounter delays in the commercialization of our product. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements is dependent on the efforts of Par Pharmaceutical. We could also become involved in disputes with Par Pharmaceutical, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. If Par Pharmaceutical either terminates or breaches our agreement, or otherwise fails to complete its obligations in a timely manner, our chances of successfully developing or commercializing our amoxicillin product candidates would be materially and adversely affected.
      In addition, the growth of our business and development of additional product candidates may require that we seek additional collaborative partners. We cannot assure you that we will be able to enter into other collaborative agreements with partners on terms favorable to us, or at all, and any future agreement may expose us to similar risks that we face under our existing agreements with Par Pharmaceutical. Our inability to enter into additional collaborative arrangements with other partners, or our failure to maintain such arrangements, would limit the number of product candidates which we could develop and ultimately, decrease our sources of any future revenues.

If we cannot enter into new licensing arrangements or otherwise gain access to products, our ability to develop a diverse product portfolio could be limited.
      A component of our business strategy is in-licensing or acquiring drug compounds developed by other pharmaceutical and biotechnology companies or academic research laboratories that may be marketed and developed or improved upon using our novel technologies. Competition for promising compounds can be intense and currently we have not entered into any arrangement to license or acquire any drugs from other companies. If we are not able to identify licensing or acquisition opportunities or enter into arrangements on acceptable terms, we will be unable to develop a diverse portfolio of products. Any product candidate that we acquire will require additional research and development efforts prior to commercial sale, including extensive preclinical and/or clinical testing and approval by the FDA and corresponding foreign regulatory authorities. All product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be safe, non-toxic and effective or approved by regulatory authorities. In addition, we cannot assure you that any approved products that we develop or acquire will be: manufactured or produced economically; successfully commercialized; widely accepted in the marketplace or that we will be able to recover our significant expenditures in connection with the development or acquisition of such products. In addition, proposing, negotiating and implementing an economically viable acquisition is a lengthy and complex process. Other companies, including those with substantially greater financial, sales and marketing resources, may compete with us for the acquisition of product candidates and approved products. We may not be able to acquire the rights to additional product candidates and approved products on terms that we find acceptable, or at all. In addition, if we acquire product candidates from third parties, we will be dependent on third parties to supply such products to us for sale. We could be materially adversely affected by the failure or inability of such suppliers to meet performance, reliability and quality standards.

Our executive officers and other key personnel are critical to our business and our future success depends on our ability to retain them.
      We are highly dependent on the principal members of our scientific and management teams, including Edward M. Rudnic, our chairman, president and chief executive officer, Steven A. Shallcross, our senior vice president and chief financial officer, Kevin S. Sly, our senior vice president and chief business officer, and Barry Hafkin, our senior vice president of research and development and chief scientific officer. In order to pursue our product development, marketing and commercialization plans, we will need to hire additional personnel with experience in clinical testing, government regulation, manufacturing, marketing and business development. We may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. We are not aware of any present intention of any of our key personnel to leave our company or to retire. However, although we have employment agreements with our executive officers, these employees may terminate their services upon 90 days’ advance notice. The loss of any of our key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of our research, development or business objectives and could materially adversely affect our business, financial condition and results of operations. Although we maintain key man life insurance on Dr. Rudnic, such insurance may not be sufficient to cover the costs of the loss of his services and the expense of recruiting and hiring a new president and chief executive officer.

Our ability to complete clinical trials and ultimately, commercialize products will be delayed if we are unable to obtain sufficient APIs or finished products from certain suppliers.
      We obtain active pharmaceutical ingredients (APIs) and finished products from certain specialized manufacturers for use in clinical studies that we intend to conduct without assistance from collaborative partners. Although the antibiotics and finished products we use in our clinical studies may be obtained from several suppliers, our applications for regulatory approval may authorize only one supplier as our source. In the event an authorized supplier in an application for regulatory approval loses its regulatory status as an acceptable source or otherwise becomes unable or unwilling to supply the API or finished products to us at a commercially reasonable price, we would need to locate another source. A change to a supplier not previously approved in our application for regulatory approval or an alteration in the procedures or product provided to us by an approved supplier may require formal approval by the U.S. Food and Drug Administration (FDA) before we could use the API in the production of commercial supplies for our products or use the finished product for commercialization. These factors could result in delays in conducting or completing our clinical trials and delay our ability to commercialize products.

Clinical trials for our product candidates may be delayed due to our dependence on third parties for the conduct of such trials.
      We have limited experience in conducting and managing clinical trials. We rely, and will continue to rely, on third parties, including clinical research organizations and outside consultants, to assist us in managing and monitoring clinical trials. Our reliance on these third parties may result in delays in completion of, or the failure to complete, these trials if they fail to perform their obligations under our agreements.

If clinical trials for our products are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines.
      We must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans before we can obtain regulatory approvals for their commercial sale. In addition, we will also need to demonstrate through clinical trials any claims we may wish to make that our product candidates are comparable or superior to existing products. For drug products such as our amoxicillin/macrolide and cephalosporin/macrolide combination product candidates, which are expected to contain active ingredients in fixed combinations that have not been previously approved by the FDA, clinical studies may also need to be conducted in order to establish the contribution of each active component to the effectiveness of the combination in an appropriately identified patient population.

      Conducting clinical trials is a lengthy, time-consuming and expensive process. Currently, we have two Amoxicillin PULSYS products in Phase III clinical trials. We expect to have results from the adolescent and adult trial in June 2005 and results from the pediatric trial in the third quarter of 2005. For our other products we have not completed preclinical studies and initial clinical trials (Phase I, Phase I/ II or Phase II) to extrapolate proper dosage for Phase III clinical efficacy trials in humans. In the event we incorrectly identify a dosage as appropriate for human clinical trials, any results we receive from such trials may not properly reflect the optimal efficacy or safety of our products and may not support approval in the absence of additional clinical trials using a different dosage.
      The commencement and rate of completion of clinical trials for our products may be delayed by many factors, including:

•	lack of efficacy during the clinical trials;

•	unforeseen safety issues;

•	slower than expected rate of patient recruitment; or

•	government or regulatory delays.
      The results from preclinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. Although a new product may show promising results in preclinical and initial clinical trials, it may subsequently prove unfeasible or impossible to generate sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical studies are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may encounter regulatory delays or rejections as a result of many factors, including results that do not support our claims, perceived defects in the design of clinical trials and changes in regulatory policy during the period of product development. Our business, financial condition and results of operations may be materially adversely affected by any delays in, or termination of, our clinical trials or a determination by the FDA that the results of our trials are inadequate to justify regulatory approval.

We will need additional capital in the future. If additional capital is not available, we may be forced to delay or curtail the development of our product candidates.
      We anticipate that our existing capital resources, expected products sales, and payments under our existing collaborative agreement will enable us to maintain our current operations for at least the next 12 months. We anticipate that we will need additional capital to fund our operations beyond 2005 and expect to seek additional funds during 2005. Our requirements for additional capital may be substantial and will depend on many other factors, including:

•	payments received under present or future collaborative partner agreements;

•	continued progress of research and development of our pulsatile drugs;

•	our ability to acquire or license drugs from others for use with PULSYS;

•	costs associated with protecting our intellectual property rights;

•	development of sales and marketing capabilities; and

•	market acceptance of our products.
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

If our PULSYS products are not accepted by the market, our revenues and profitability will suffer.
      Even if we obtain regulatory approval to market our PULSYS products, our products may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any pharmaceutical product that we develop will depend on a number of factors, including:

•	demonstration of clinical efficacy and safety;

•	cost-effectiveness;

•	potential advantages over alternative therapies;

•	reimbursement policies of government and third-party payors; and

•	effectiveness of our marketing and distribution capabilities and the effectiveness of such capabilities of our collaborative partners.
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

Because we depend on a single manufacturer for Keflex, we may be unable to obtain sufficient quantities of these products at commercially acceptable rates.
      We currently obtain our Keflex product from Eli Lilly under an agreement that will expire in December 2005. Before this agreement expires, we intend to transition the manufacturing of our Keflex product to Ceph International Corporation, a wholly-owned subsidiary of MOVA Pharmaceutical Corporation. Although we believe that the API and finished products for Keflex may be obtained from several suppliers, our applications for regulatory approval currently authorize only Eli Lilly as our source. We must revise our application to permit Ceph International to manufacture our Keflex products or rely on Ceph International’s existing regulatory approvals. In the event that Lilly or Ceph is unable to supply the products to us at a commercially reasonable price or breaches its agreement with us, or if Lilly or Ceph loses its regulatory status as an acceptable source, we would need to locate another source. A change to a supplier not previously approved or an alteration in the procedures or product provided to us by an approved supplier may require formal approval by the FDA before the product could be sold. These factors could limit our ability to sell Keflex and would materially adversely affect our revenues.

We rely upon a limited number of pharmaceutical wholesalers and distributors, which could impact our ability to sell our Keflex product.
      We rely largely upon specialty pharmaceutical distributors and wholesalers to deliver Keflex to end users, including physicians, hospitals, and pharmacies. There can be no assurance that these distributors and wholesalers will adequately fulfill the market demand for Keflex, nor can there be any guarantee that these service providers will remain solvent. Given the high concentration of sales to certain pharmaceutical distributors and wholesalers, we could experience a significant loss if one of our top customers were to declare bankruptcy or otherwise become unable to pay its obligations to us.

We are subject to therapeutic equivalent substitution, Medicaid reimbursement and price reporting.
      The cost of pharmaceutical products continues to be a subject of investigation and action by governmental agencies, legislative bodies and private organizations in the U.S. and other countries. In the U.S., most states have enacted legislation requiring or permitting a dispensing pharmacist to substitute a generic equivalent to the prescribed drug. Federal legislation requires pharmaceutical manufacturers to pay to state Medicaid agencies prescribed rebates on drugs to enable them to be eligible for reimbursement under Medicaid programs. Federal and state governments continue to pursue efforts to reduce spending in Medicaid programs, including restrictions on amounts agencies will reimburse for certain products. In addition, some states are seeking rebates in excess of the amounts required by federal law, and there are federal legislative proposals to expand current Medicaid rebates. We also must give discounts or rebates on purchases or reimbursements of Keflex by certain other federal and state agencies and programs. Our ability to earn sufficient returns on Keflex depends, in part, on the availability of reimbursements from third party payers, such as health insurers, governmental health administration authorities and other organizations and the amount of rebates payable under Medicaid programs.

Our ability to conduct clinical trials will be impaired if we fail to qualify our clinical supply manufacturing facility and we are unable to maintain relationships with current clinical supply manufacturers or enter into relationships with new manufacturers.
      We currently rely on several contractors to manufacture product samples for our clinical studies. In the fourth quarter of 2003, we completed construction of a manufacturing facility for production of clinical supplies sufficient for use through our Phase II and, in some cases, Phase III clinical trials. We expect this facility to be qualified and operational in the future. We have no experience qualifying manufacturing facilities and we may not be able to qualify the facility. If we are unsuccessful in qualifying our own manufacturing facility and fail to maintain our relationships with our current clinical supply manufacturers or enter into relationships with new manufacturers, we will be unable to conduct our clinical trials effectively.
      We intend to rely on third parties to manufacture products that we intend to sell through our own commercialization and sales efforts. We believe that there are a variety of manufacturers that we may retain to produce these products. However, once we retain a manufacturing source, if we are unable to maintain our relationship with such manufacturer, qualifying a new manufacturing source will be time consuming and expensive, and may cause delays in the development of our products.

If we fail to establish sales, marketing, and distribution capabilities, or fail to enter into arrangements with third parties, we will not be able to commercialize our products.
      We have limited sales, marketing, and distribution capabilities. In order to commercialize any product candidates that receive final regulatory approval, we must considerably expand our commercial capabilities or make arrangements with third parties to perform these services for us. In order to market any of our product candidates directly, we must considerably expand our commercial infrastructure, including distribution, marketing, and sales personnel. The expansion or contracting of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel and defer our product development efforts. To the extent that we enter into sales and marketing arrangements with other companies, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to expand sales, marketing and distribution capabilities, or fail to enter into arrangements with third parties, we will experience delays in product sales and incur increased costs.
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
      Our main competitors are:

•	Large pharmaceutical companies, such as Pfizer, GlaxoSmithKline, Wyeth, Bristol-Myers Squibb, Merck, Johnson & Johnson, Roche, Schering-Plough, Novartis, sanofi-aventis, Abbott Laboratories, AstraZeneca, and Bayer, that may develop new drug compounds that render our drugs obsolete or noncompetitive.

•	Smaller pharmaceutical and biotechnology companies and specialty pharmaceutical companies engaged in focused research and development of anti-infective drugs, such as Trimeris, Vertex, Gilead Sciences, Cubist, Vicuron, Basilea, Intermune, King, and others.

•	Drug delivery companies, such as Johnson & Johnson’s Alza division, Biovail and SkyePharma, which may develop a dosing regimen that is more effective than pulsatile dosing.

•	Generic drug companies, such as Teva, Ranbaxy, IVAX, Sandoz and Stada, which produce low-cost versions of antibiotics that may contain the same active pharmaceutical ingredients as our PULSYS product candidates.
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
      Our product candidates are subject to extensive and rigorous domestic government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. If our products are marketed abroad, they will also be subject to extensive regulation by foreign governments. None of our PULSYS product candidates has been approved for sale in the U.S. or any foreign market. The regulatory review and approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. The actual time required for satisfaction of FDA pre-market approval requirements may vary substantially based upon the type, complexity and novelty of the product or the medical condition it is intended to treat. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon a manufacturer’s activities. Delays in obtaining regulatory approvals may:

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
      We may rely on future collaborative partners to file investigational new drug applications and generally direct the regulatory approval process for many of our products. These collaborative partners may not be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any product candidates. If we fail to obtain required governmental approvals, we or our collaborative partners will experience delays in, or be precluded from, marketing products developed through our research.
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
      Sales of substantial amounts of our common stock in the public market, or the perception in the public markets that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Selling of a large number of shares by any of our existing shareholders or management shareholders could cause the price of our common stock to decline. Furthermore, if we file a registration statement to offer additional shares of our common stock and have to include shares held by those holders, it could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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
      Prior to October 2003, there was no public market for our common stock. We cannot predict the extent to which investor interest will lead to the development of an active and liquid trading market in our common stock. The initial public offering price of our common stock was $10.00 per share. Since our initial public offering, the price of our common stock has been as high as $10.30 and as low as $2.50 per share. Some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

Item 2.	Properties
      Our principal executive offices are located in an approximately 62,000 square foot facility in Germantown, Maryland. We moved into this facility in May 2003 and completed the transfer of our laboratory function to this facility in December 2003. The lease for this facility expires in June 2013.
      In August 2004, we entered into a lease for approximately 53,000 square feet of additional research and development space, in a building adjacent to the Company’s existing headquarters in Germantown, Maryland. The lease for this facility expires in May 2013.
      We also have an approximately 8,432 square foot lab and office facility in Gaithersburg, Maryland, the lease for which expires in November 2005. Also, in September 2004 we rented an office of approximately 6,681 square feet for engineering space in Bridgewater, New Jersey under a short-term lease that expires in September 2006.
      We believe that our facilities are suitable and adequate to meet our current needs.

Item 3.	Legal Proceedings
      We are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.
      In December 2003, Aventis and Aventis Pharmaceuticals Inc. brought an action against us in the U.S. District Court for the District of Delaware. The Complaint contains six counts, based upon both federal and state law, alleging, in essence, that we have infringed on the plaintiffs’ trademark. The plaintiffs seek injunctive relief, as well as unspecified monetary damages. Discovery has been completed, and the case is set for trial to commence in May 2005. It is the opinion of management that the ultimate outcome of this matter will not have a material adverse effect upon our financial position, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock has been traded on The Nasdaq National Market under the symbol AVNC since October 17, 2003. The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by Nasdaq for each quarter during the last two fiscal years, commencing on October 17, 2003:

	HIGH	LOW

December 31, 2004:
Fourth quarter	$8.60	$2.50
Third quarter	9.05	6.73
Second quarter	9.74	6.58
First quarter	10.15	7.34

December 31, 2003:
Fourth quarter	$10.30	$6.78
      As of February 22, 2005, there were 133 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares are generally held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.
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
      From October 15, 2003, the effective date of our Registration Statement on Form S-1 (File No. 333-107599), to December 31, 2004, we have used approximately $42.6 million of the net offering proceeds from our initial public offering, as follows:

Purchase of Keflex intangible assets	$11,206,000
Purchases of property and equipment	3,985,000
Cash used for debt payments	1,253,000
Cash used in operating activities	26,131,000

Total	$42,575,000

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

Item 6.	Selected Financial Data

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

Statements of Operations Data:
Total revenue	$11,358,032	$3,625,000	$—	$—	$—

Cost and expenses:
Cost of product sales	169,854	—	—	—	—
Research and development	33,642,930	16,594,629	10,855,130	5,295,308	1,133,014
Selling, general and administrative	12,219,409	6,427,453	3,323,879	1,958,602	751,962

Total expenses	46,032,193	23,022,082	14,179,009	7,253,910	1,884,976

Loss from operations	(34,674,161)	(19,397,082)	(14,179,009)	(7,253,910)	(1,884,976)
Interest income (expense), net	669,448	88,565	102,629	69,334	66,713
Beneficial conversion feature — deemed interest	—	(1,666,667)	—	—	—
Other expense	—	—	(47,615)	—	—

Net loss	(34,004,713)	(20,975,184)	(14,123,995)	(7,184,576)	(1,818,263)
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	—	(209,173)	(73,925)	(37,594)	(11,887)
Beneficial conversion feature — deemed dividend to preferred shareholders	—	(20,907,620)	—	—	—

Net loss applicable to common stockholders	$(34,004,713)	$(42,091,977)	$(14,197,920)	$(7,222,170)	$(1,830,150)

Basic and diluted net loss per share	$(1.50)	$(7.58)	$(16.37)	$(12.59)	$(4.38)

Shares used in computing net loss per share, basic and diluted	22,684,410	5,554,773	867,239	573,699	417,857

Balance Sheet Data at Year-End:
Unrestricted cash, cash equivalents and marketable securities	$30,051,937	$65,087,122	$4,059,911	$16,472,049	$2,061,304
Total assets	60,998,025	84,174,843	9,058,523	18,575,075	3,019,888
Long-term debt, including current portion	2,577,387	2,440,588	1,730,934	1,089,882	—
Mandatorily redeemable convertible preferred stock	—	—	28,439,295	25,391,170	4,433,481
Accumulated deficit	(78,106,731)	(44,102,018)	(23,126,834)	(9,002,839)	(1,818,263)
Total stockholders’ equity (deficit)	39,738,379	70,149,920	(22,701,459)	(8,701,660)	(1,710,150)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this annual report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Forward-Looking Statements” and “Factors that May Affect our Business” sections in Part 1, Item 1 and elsewhere in this annual report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.
Our Business
      Advancis Pharmaceutical Corporation was incorporated in Delaware in December 1999 and commenced operations on January 1, 2000. We are a pharmaceutical company focused on developing and commercializing pulsatile drug products that fulfill unmet medical needs in the treatment of infectious disease. We are developing a broad portfolio of drugs based on the novel biological finding that bacteria exposed to antibiotics in front-loaded, sequential bursts, or pulses, are killed more efficiently than those exposed to standard antibiotic treatment regimens. We currently have 16 issued U.S. patents covering our proprietary once-a-day pulsatile delivery technology called PULSYS. We have initially focused on developing pulsatile formulations of approved and marketed drugs that no longer have patent protection or that have patents expiring in the next three years. Our lead pulsatile product candidates, based on the antibiotic amoxicillin, are currently under evaluation in two separate Phase III clinical trials. We also have an additional four pulsatile drugs or drug product combination candidates in preclinical development. At the end of the second quarter of 2004, we acquired the U.S. rights to Keflex (cephalexin) from Eli Lilly. We currently employ a small sales and marketing staff that is promoting Keflex products to national accounts. In support of the introduction of our first anticipated pulsatile product, Amoxicillin PULSYS, we intend to develop our own sales and marketing capabilities. We will target high-volume prescribers, such as family practitioners and internists, and over time expand our internal sales and marketing capabilities through third party collaborations.
Management Review of 2004 and Focus for 2005
      The year ended December 31, 2004 was Advancis’ first full year as a public company, following our initial public offering on October 16, 2003. The following is a summary of key events that occurred during the year.

PULSYS product development and collaborations
      Our current focus is on the successful development and commercialization of our pulsatile product candidates, initially Amoxicillin PULSYS.

•	In May 2004, we entered into a collaboration agreement with Par Pharmaceutical Companies, Inc. (Par) to develop and commercialize a pulsatile amoxicillin product for pharyngitis/tonsillitis and, subsequently, an amoxicillin/clavulanate combination PULSYS product for acute otitis media. Under this agreement, we received an upfront payment of $5 million and a commitment from Par to fund future product development expenses.

•	Our Phase III program to support regulatory approvals for our adult and pediatric Amoxicillin PULSYS products began in 2004. We selected an amoxicillin formulation for testing, held pre-Phase III meetings with the FDA in September and December 2004, and initiated dosing in October 2004 for our adolescent and adult trial. We began the enrollment for our pediatric Phase III trial in January 2005.

•	A number of preclinical studies were conducted in 2004, and an amoxicillin and clarithromycin study supporting the efficiency of our once-daily pulsatile dosing approach was published in a December 2004 industry journal.

•	During 2004, we received cash of $17.0 million from our collaboration partners, consisting of $3.0 million from GlaxoSmithKline (GSK) for a milestone achievement (for which the revenue was reported in the fourth quarter of 2003), $5.0 million from Par for the upfront payment for the amoxicillin collaboration, and $9.0 million from Par for quarterly funding payments under the Amoxicillin PULSYS collaboration. We recognized revenue of approximately $9.0 million in 2004 resulting from the cash receipts of $17.0 million.

Marketed Products
      During 2004, we evaluated a number of products for possible acquisition that would be consistent with our philosophy of focusing on currently-marketed drug products that we may be able to improve potential using our pulsatile-dosing approach. At the end of the second quarter of 2004, we acquired the Keflex brand of cephalexin. Cephalexin had retail sales of $545 million in 2004, on a prescription base of 25 million.

•	On June 30, 2004, we acquired the Keflex brand from Eli Lilly for $11.2 million, and commenced product sales. In the second half of 2004, we recorded net Keflex product sales of $2.4 million.

•	In December 2004, we entered into an agreement for the future supply of Keflex with Ceph International Corporation in Puerto Rico. This agreement provides us with a long-term availability of Keflex manufacturing capacity and replaces the short-term, transitional supply agreement that we had with Lilly.

•	We began pre-clinical work on a once-daily version of Keflex PULSYS and also began development of additional non-PULSYS Keflex products for potential sale in 2005.

Other Events in 2004

•	In 2004, we continued to build our senior management and hired a number of key personnel. These executives included a Chief Scientific Officer, a Senior Vice President of Technical Operations and a Vice President of Discovery.

•	In addition to expanding our staff in 2004, we also expanded our research capabilities by leasing additional office and laboratory facilities.

•	On October 15, 2004, GSK notified us that they were terminating our collaboration for amoxicillin/clavulanate (Augmentin), under which we had licensed patents and PULSYS technology to them for their own clinical development efforts. GSK’s continued development efforts could have resulted in additional milestone and royalty revenue to us; however, we believe that pulsatile amoxicillin/clavulanate remains technically and commercially viable. In December 2004, we announced that our amoxicillin collaboration with Par was revised to include the development of an amoxicillin/clavulanate PULSYS product for the treatment of otitis media.

•	During 2004, we continued to develop our generic formulation of Abbott Laboratories’ Biaxin XL (clarithromycin extended release tablets). We adjusted our formulations of the product to modify the release profile to more closely correspond to Biaxin XL and meet the standard for bioequivalence. However, both of the formulations missed the peak concentration required to achieve bioequivalence, and we decided to end further development of this product. This was a non-core product which did not use our PULSYS technology, and due to the addition of other competitors with similar generic product candidates nearing release, made generic clarithromycin a less attractive development opportunity.

•	In November 2004 we implemented steps to reduce our expenses, as a result of the unexpected GSK termination and the discontinuance of our generic Biaxin XL program. These steps included a decision to forego certain discretionary expenditures, a work force reduction of approximately 18 percent, and efforts to focus our resources on our most promising product candidates. We expect these actions will result in our current funds, together with funds expected from existing collaborations and Keflex product sales, will be adequate to support our existing operations through at least early 2006.

Focus for 2005
      Our primary focus for 2005 and 2006 is to fully develop and commercialize our Amoxicillin PULSYS product candidates, which are currently in Phase III trials for pharyngitis/tonsillitis. We intend to develop an additional amoxicillin/clavulanate PULSYS product candidate to address pediatric otitis media. We also intend to focus our development efforts on a PULSYS version of Keflex, beginning with Phase I/ II clinical trials expected in 2005. In addition, we expect to continue the evaluation of our preclinical product candidates.

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
      The following table summarizes research and development expense for our product development initiatives for the fiscal years ended December 31, 2004, 2003 and 2002. See “Our Product Pipeline” above for our current priority product candidates.

				Total Expense
				Incurred from
				Inception
	Year Ended December 31,			(January 1, 2000)	Clinical
				to December 31,	Development
	2004	2003	2002	2004	Phase

Direct Project Costs(1)
Amoxicillin(2)	$15,961,000	$4,890,000	$1,171,000	$23,836,000	Phase III
Clarithromycin	239,000	1,169,000	1,986,000	5,354,000	Phase I/II
Metronidazole	716,000	465,000	482,000	2,641,000	Phase I/II
Amoxicillin/ Clavulanate(3)	3,000	28,000	61,000	92,000	Preclinical
Generic Clarithromycin(4)	5,480,000	5,975,000	3,709,000	15,500,000	Suspended
Other Product Candidates	3,372,000	938,000	1,646,000	6,091,000	Preclinical

Total Direct Project Costs	25,771,000	13,465,000	9,055,000	53,514,000

Indirect Project Costs(1)
Facility	2,954,000	1,113,000	658,000	5,362,000
Depreciation	1,928,000	664,000	459,000	3,268,000
Patent	396,000	503,000	206,000	1,252,000
Other Indirect Overhead	2,594,000	850,000	477,000	4,125,000

Total Indirect Project Costs	7,872,000	3,130,000	1,800,000	14,007,000

Total Research & Development Expense	$33,643,000	$16,595,000	$10,855,000	$67,521,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

(2)	We have both pediatric and adult amoxicillin formulations in clinical development. We have entered into an agreement under which Par Pharmaceutical will be responsible for funding the anticipated future development costs of this product. See “Our Collaboration with Par Pharmaceutical for Amoxicillin PULSYS” above. Phase III dosing for the adolescent/adult formulation commenced October 15, 2004 and dosing for the pediatric formulation commenced on January 5, 2005.

(3)	We entered into an agreement under which GlaxoSmithKline (GSK) was responsible for funding future clinical development of this product. GSK has notified us that, effective December 15, 2004, it would discontinue its development efforts for this product. See “Our Collaboration with GlaxoSmithKline” above.

(4)	We have discontinued development efforts for this product. See “Our Collaboration with Par Pharmaceutical for Generic Clarithromycin” above.

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

Stock-Based Compensation
      Employees. We have recorded deferred stock-based compensation expense in connection with the grant of certain stock options to employees. Deferred stock-based compensation for options granted to employees is the difference between the fair value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. In accordance with APB Opinion 25, “Accounting for Stock Issued to Employees,” these amounts were recorded as a component of stockholders’ equity (deficit) and are being amortized as charges to operations over the vesting periods of the options. We recorded amortization of deferred stock-based compensation related to employees of approximately $3.3 million, $2.2 million and $30,000 for the years ended December 31, 2004, 2003, and 2002, respectively. In addition, in 2004 we recorded a charge of $490,000 for stock-based compensation in connection with the retirement of the chairman of the board of directors.
      Non-employee Consultants. We recorded stock-based compensation expense of $26,000 and $1.3 million during the years ended December 31, 2004 and 2003, for options granted to non-employee consultants and scientific advisory board (SAB) members in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” based on the fair value of the equity instruments issued. Except for one grant in 2003 to a non-employee consultant for past services, the options required future service. Stock-based compensation for options granted to non-employee consultants and SAB members is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” We recognize an expense for such options throughout the vesting period as the services are provided by the non-employee consultants and SAB members. As of December 31, 2004, the balance of unamortized stock-based compensation for options granted to non-employees was approximately $120,000. This amount will be adjusted based on changes in the fair value of the options at the end of each reporting period. For the options granted to a non-employee consultant for past services, we recorded a one-time stock-based compensation charge of $710,000 in 2003.

Beneficial Conversion Feature
      In March 2003, we issued convertible notes to certain existing investors for an aggregate of $5.0 million. The notes and accrued interest were converted into 2,263,272 shares of Series E mandatorily redeemable convertible preferred stock in July 2003, at a price which was lower than the estimated fair value of our common stock at the date of the issuance of the notes. As a result, we recorded a beneficial conversion charge in the form of deemed interest of approximately $1.7 million. In July 2003, we completed the sale of 9,292,284 shares of series E mandatorily redeemable convertible preferred stock. We determined that the issuance resulted in a beneficial conversion feature calculated in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” As a result, we recorded a beneficial conversion charge in the form of deemed dividends of approximately of $20.9 million. All of our outstanding series E convertible preferred stock was converted into common stock upon the closing of an initial public offering.

Interest Income (Expense)
      Interest income consists of interest earned on our cash, cash equivalents and marketable securities. Interest expense consists of interest incurred on equipment debt and convertible notes, net of interest capitalized.

Net Losses
      We have a limited history of operations. We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of December 31, 2004, we had an accumulated deficit of approximately $78.1 million. We anticipate incurring additional annual losses, perhaps at higher levels, for the foreseeable future.
Results of Operations

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003
      Revenues. We recorded revenues of $11.4 million during the fiscal year ended December 31, 2004 compared to $3.6 million during the fiscal year ended December 31, 2003, as follows:

	Year Ended December 31,

	2004	2003

Keflex product sales, net	$2,397,000	$—
Contract revenue:
Achievement of GSK project milestone	—	3,000,000
Amortization of upfront GSK payment	1,146,000	625,000
Recognition of remaining GSK payment upon termination	3,229,000	—
Amortization of upfront Par payment	972,000	—
Reimbursement of development costs — Par amoxicillin	3,614,000	—

Total	$11,358,000	$3,625,000

      Product sales of Keflex commenced in July 2004, subsequent to the purchase of the brand rights in the U.S. market from Eli Lilly. There were no product sales in 2003.
      Revenues recognized in 2004 and 2003 from the amortization of upfront licensing fees include the amortization of a $5.0 million upfront payment received from GlaxoSmithKline (GSK) in July 2003, of which the unamortized portion of $3.2 million was recognized in 2004 due to the termination of the collaboration agreement, and the amortization of a $5.0 million upfront payment received from Par Pharmaceutical in May 2004, which is expected to be amortized into revenue on a straight-line basis through May 2007.
      Reimbursement of development costs revenue of $3.6 million related to the Par amoxicillin agreement was recognized based on the related costs incurred.
      Cost of Product Sales. Cost of product sales represents the purchase cost of the Keflex products sold in 2004. Cost of product sales was $170,000 in 2004. There were no product sales in 2003.
      Research and Development Expenses. Research and development expenses increased $17.0 million, or 103%, to $33.6 million for the fiscal year ended December 31, 2004 from $16.6 million for the fiscal year ended December 31, 2003. Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.

      The following table shows the aggregate changes in research and development expenses reflecting all of our project expenses.

	Year Ended December 31,

Research and Development Expenses	2004	2003

Direct project costs:
Personnel, benefits and related costs	$9,522,000	$5,866,000
Stock-based compensation	1,173,000	1,903,000
Consultants, supplies, materials and other direct costs	8,595,000	3,737,000
Clinical studies	6,481,000	1,959,000

Total direct costs	25,771,000	13,465,000
Indirect project costs	7,872,000	3,130,000

Total	$33,643,000	$16,595,000

      Direct costs increased $12.3 million primarily as a result of increases of $11.1 million relating to the development of our pulsatile amoxicillin product candidate, plus increases of an aggregate of $2.4 million relating to the evaluation of new preclinical product candidates, partially offset by decreases of an aggregate of $1.4 million relating to the development of our pulsatile clarithromycin and generic clarithromycin product candidates.
      Increased project staffing levels in 2004 versus 2003 resulted in an increase of $3.7 million related to personnel, benefits and related costs. Contract research and development, consulting, materials and other direct costs increased $4.9 million in preparation for our clinical trials, and clinical trials expense increased $4.5 million from 2003 as we initiated two Phase III studies in 2004 (adult and pediatric amoxicillin PULSYS) as well as conducted 13 Phase I/ II studies compared to nine Phase I/ II studies in 2003.
      Indirect project costs also increased by $4.7 million, primarily due to an increase in facility-related costs of $1.8 million, depreciation of $1.3 million, and overhead of $1.6 million due to increased patent and legal costs, insurance, and Scientific Advisory Board expenses.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.8 million, or 90%, to $12.2 million for the fiscal year ended December 31, 2004 from $6.4 million for the fiscal year ended December 31, 2003.

	Year Ended December 31,

	2004	2003

Salaries, benefits and related costs	$2,667,000	$1,847,000
Stock-based compensation	2,480,000	1,538,000
Legal and consulting expenses	2,694,000	1,773,000
Other expenses	4,378,000	1,269,000

Total	$12,219,000	$6,427,000

      Selling, general and administrative expenses consist of salaries and related costs for executive and other administrative personnel, as well as professional fees and facility costs. Salaries, benefits and related costs for personnel increased $0.8 million in 2004 due to higher compensation and benefits expenses related to new hires. Approximately $0.9 million of the total $5.8 million increase in general and administrative expenses is attributable to increased stock-based compensation charges, primarily due to the effect of certain 2003 grants being amortized for a full year in 2004. Legal and consulting costs increased $0.9 million in 2004 due to increased support activities attributable to the Company’s first full year of being a publicly-traded corporation, assistance in business development activities, litigation support and Sarbanes-Oxley compliance. Other expenses increased $3.1 million, principally due to higher costs for building and equipment operating expenses and depreciation of $0.5 million, amortization of $0.6 million of Keflex intangibles, increased audit fees and investor communications costs of $0.3 million related to the Company’s first full-year status as a public company, and increased business development marketing costs of $0.7 million related to identification and development of new market opportunities, including Keflex brand enhancement.
      Net Interest Income (Expense) and Other Expense. Net interest income was $669,000 for the fiscal year ended December 31, 2004 compared to net interest expense of $1.6 million for the fiscal year ended December 31, 2003.

	Year Ended December 31,

	2004	2003

Interest income	$794,000	$254,000
Interest expense, net of interest capitalized	(125,000)	(165,000)
Beneficial conversion feature — deemed interest expense	—	(1,667,000)

Total, net	$669,000	$(1,578,000)

      The increase in net interest income in 2004 of $2.2 million is primarily due to the beneficial conversion feature of deemed interest expense of $1.7 million incurred in 2003 (no similar item in 2004), plus increased interest income in 2004 of $540,000 resulting from the Company’s investment in marketable securities subsequent to its initial public offering of common stock in the second half of 2003. The deemed interest expense related to the beneficial conversion feature was a one-time charge that related to the issuance of the Company’s convertible notes in March 2003 at a favorable conversion ratio for the noteholders.
      Interest expense (net of capitalized interest) decreased $40,000 compared to the prior year. The Company has paid down in 2004 older fixed rate borrowings that were at higher interest rates than its newer, variable rate borrowings.

Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002
      Revenues. We recorded revenues of $3.6 million during the fiscal year ended December 31, 2003 and did not record any revenues during the fiscal year ended December 31, 2002. Revenues in 2003 consist of recognition of a portion of a license fee as well as achievement of a contract milestone. Revenue of $625,000 was recognized for amortization of a $5.0 million upfront payment received from GlaxoSmithKline (GSK) in July 2003, which was expected to be amortized into revenue on a straight-line basis through June 2007. In December 2003, the Company was notified by GSK that the first milestone event had been achieved, and the Company recorded revenue for the $3.0 million contractual value of the milestone.
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
Liquidity and Capital Resources
      We have funded our operations principally with the proceeds of $54.5 million from a series of five preferred stock offerings and one issue of convertible notes over the period 2000 through 2003 and the net proceeds of $54.3 million from our initial public offering in October 2003. Additionally, we have received funding of $8.0 million and $14.0 million from GlaxoSmithKline and Par Pharmaceutical, respectively, as a result of collaboration agreements for the development of new products.

Cash and Marketable Securities
      At December 31, 2004, unrestricted cash, cash equivalents and marketable securities were $30.1 million compared to $65.1 million at December 31, 2003.

	As of December 31,

	2004	2003

Cash and cash equivalents	$10,396,000	$37,450,000
Marketable securities	19,656,000	27,637,000

Total	$30,052,000	$65,087,000

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

Cash Flow
      The following table summarizes our sources and uses of cash and cash equivalents for fiscal years ending December 31, 2004, 2003, and 2002.

	Year Ended December 31,

	2004	2003	2002

Net cash used in operating activities	$(15,487,000)	$(11,084,000)	$(12,796,000)
Net cash provided by (used in) investing activities	(11,721,000)	(36,413,000)	3,041,000
Net cash provided by financing activities	153,000	80,887,000	3,628,000

Net increase (decrease) in cash and cash equivalents	$(27,055,000)	$33,390,000	$(6,127,000)

          Operating Activities
      Net cash used in operating activities in the year ended December 31, 2004 was $15.5 million, primarily due to the net loss of $34.0 million as adjusted for noncash charges and the timing of revenue recognition. Cash used in operating activities is less than the net loss for accounting purposes by $18.5 million for the following reasons:

•	Cash receipts exceeded revenue recognized by $7.8 million, due to timing of revenue recognized under collaboration agreements for accounting purposes, primarily attributable to deferred recognition of contract payments received upfront and for reimbursement of development costs;

•	Cash expenditures were approximately $9.4 million less than expenses for accounting purposes, primarily due to noncash expenses for depreciation, amortization, and stock-based compensation; and

•	Interest income received in cash was $1.3 million higher than interest income for accounting purposes, as the premium paid for marketable securities with relatively high interest rates is charged against interest income.
      Net cash used in operating activities in the year ended December 31, 2003 was $11.1 million, primarily due to the net loss of $21.0 million as adjusted for noncash charges and the timing of revenue recognition. Cash used in operating activities is less than the net loss for accounting purposes by $9.9 million for the following reasons:

•	Cash receipts exceeded revenue recognized by $1.4 million, due to timing of revenue recognized under collaboration contracts for accounting purposes, primarily attributable to deferred recognition of the $5.0 million upfront payment received from GSK;

•	Cash expenditures were approximately $6.5 million less than expenses for accounting purposes, primarily due to noncash expenses for depreciation, amortization, and stock-based compensation; and

•	Interest income (expense), net, received in cash was $2.0 million higher than interest income (expense) for accounting purposes, as the deemed interest on the beneficial conversion feature of the convertible notes and the interest accrued on the convertible notes prior to conversion were not paid in cash.
      Net cash used in operating activities in the year ended December 31, 2002 was $12.8 million, primarily due to the net loss of $14.1 million as adjusted for noncash charges and the timing of revenue recognition. Cash used in operating activities is less than the net loss for accounting purposes by $1.3 million. The Company had no revenue or cash receipts in 2002. Cash expenditures were approximately $1.3 million less than expenses for accounting purposes, primarily due to noncash expenses for depreciation, amortization, and stock-based compensation.

          Investing Activities
      Net cash used in investing activities during the year ended December 31, 2004 was $11.7 million. The most significant investing activities included the acquisition of Keflex intangibles for $11.2 million, and purchases of and deposits on property and equipment of $7.0 million. Net purchases and sales of marketable securities provided $6.6 million during the period.
      Net cash used in investing activities during fiscal 2003 was $36.4 million. The Company invested $27.9 million of its IPO proceeds in marketable securities, representing securities with maturities exceeding 90 days. The Company also spent $9.0 million (excluding $1.6 million of accrued construction costs) on the acquisition of property and equipment, primarily for the fit-out of its new corporate, research and development facility in Germantown, Maryland. An additional $338,000 of cash was required by the Company’s equipment financing terms to be placed in financial institutions on a restricted basis as additional loan collateral. Partially offsetting these cash outflows was the receipt of $830,000 in cash as part of the tenant improvement allowance for our corporate, research and development facility; this amount will be amortized as a reduction in rent expense over the term of the lease.
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

Financing Activities
      Net cash provided by financing activities for the year ended December 31, 2004 was $0.2 million. The major financing activities included loan draws of $1.4 million for equipment financing in connection with the fit-out of the Company’s new corporate, research and development facility and repayments of $1.2 million on the Company’s existing borrowings.
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

Borrowings
      We are a party to four credit facilities for an aggregate amount of $5.9 million used to finance the purchase of equipment and to one loan agreement for $75,000 with a local government development fund. Of the total amount, $2.6 million was outstanding as of December 31, 2004, as summarized in the following table:

	As of December 31, 2004

			Remaining
		Amount	Amount
Debt Obligations	Interest Rates	Outstanding	Available

Fixed rate borrowings	5.00% — 11.62%	$339,000	$—
Variable rate borrowings	LIBOR or Fixed Cost of Funds plus 250 — 280 basis points	2,238,000	—

Totals		$2,577,000	$—

      In 2004 we made our final draws of $1.4 million prior to expiration of the bank credit line. We continue to explore options to obtain equipment financing on terms that would be favorable to the Company. The Company does not currently hedge variable rate borrowings.

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
      The following table summarizes our contractual obligations at December 31, 2004 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.
Payments Due by Period

							After
Contractual Obligations	Total	2005	2006	2007	2008	2009	2009

			(In thousands)
Short and long-term debt (includes interest)	$2,753	$1,117	$949	$636	$51	$—	$—
Operating lease obligations	18,306	2,288	2,123	2,072	2,132	2,157	7,534

Total contractual cash obligations	$21,059	$3,405	$3,072	$2,708	$2,183	$2,157	$7,534

      During fiscal 2004, the Company spent approximately $7.0 million for capital expenditures, primarily for leasehold improvements and equipment for its new corporate, research and development facility as well as for equipment purchased for use at third-party manufacturing facilities.
      In addition to the contractual obligations in the above table, the Company may incur funding liabilities for obligations which it enters into on a discretionary basis. These discretionary obligations could include additional facilities, investments in new technologies or products, acquisitions, funding of clinical trials, or similar events.

Prospective Information
      We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additions to personnel and clinical trials. We expect that our selling, general and administrative expenses will increase in the future as we expand our business development, legal and accounting staff, and add sales and marketing infrastructure. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of regulatory approvals, payments received or made under collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing and our or our partners’ success in developing markets for our product candidates. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses, debt repayments and capital equipment requirements until at least the first quarter of 2006 and expect to seek additional funds in 2005.
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
Recent Accounting Pronouncements
      In January 2004, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” as revised. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has adopted FIN 46R and has determined that it does not currently hold interests in any entities that are subject to the consolidation provisions of this interpretation.
      In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-based Compensation.” SFAS 123R requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option pricing model, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting for share-based payments. In accordance with the new pronouncement, the Company plans to begin recognizing the expense associated with its share-based payments, as determined using a fair value-based method, in its statement of operations beginning on July 1, 2005. Adoption of the expense provisions of SFAS 123R are expected to have a material impact on the Company’s results of operations. The standard allows three alternative transition methods for public companies: modified prospective application without restatement of prior interim periods in the year of adoption; modified prospective application with restatement of prior interim periods in the year of adoption; and retroactive application with restatement of prior financial statements to include the same amounts that were previously included in pro forma disclosures. The Company has not determined which transition method it will adopt.
      In December 2004, the FASB issued SFAS 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 153 and do not believe that its adoption will have a material impact on our financial condition, results of operations and liquidity.

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

Intangible Assets
      Acquired Intangible Assets. We acquired the U.S. rights to the Keflex brand of cephalexin in 2004. We may acquire additional pharmaceutical products in the future that include license agreements, product rights and other identifiable intangible assets. When intangible assets are acquired, we review and identify the individual intangible assets acquired and record them based on relative fair values. Each identifiable intangible asset is then reviewed to determine if it has a definite life or indefinite life, and definite-lived intangible assets are amortized over their estimated useful lives.
      Impairment. We assess the impairment of identifiable intangibles on an quarterly basis or when events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include significant underperformance compared to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of these factors, we first perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

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

Income Taxes
      As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not recorded any tax provision or benefit for the years ended December 31, 2004, 2003 and 2002. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured at December 31, 2004 and 2003. At December 31, 2004 and 2003, we had federal and state net operating loss carryforwards of approximately $51.9 million and $26.6 million, respectively, available to reduce future taxable income, which will begin to expire in 2020. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may result in a limitation on the amount of net operating loss carry forwards which can be used in future years. We believe that ownership changes to date will not limit future utilization of net operating loss carryforwards. At December 31, 2004, the Company had research and experimentation tax credit carryforwards of approximately $2.7 million, of which $2.6 million are federal tax credit carryforwards which begin to expire in 2020 and $0.1 million are state tax credit carryforwards which begin to expire in 2018.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
      Certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on our current intent, belief and expectations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of our unproven business model, our dependence on new technologies, the uncertainty and timing of clinical trials, our ability to develop and commercialize products, our dependence on collaborators for services and revenue, our substantial indebtedness and lease obligations, our changing requirements and costs associated with planned facilities, intense competition, the uncertainty of patent and intellectual property protection, our dependence on key management and key suppliers, the uncertainty of regulation of products, the impact of future alliances or transactions and other risks described in this filing and our other filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-

looking statements, which speak only as of today’s date. We undertake no obligation to update or revise the information contained in this announcement whether as a result of new information, future events or circumstances or otherwise.

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
      The information required by this item is set forth on pages F-1 to F-27.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting during the Quarter
      Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during our most recent fiscal quarter, which ended December 31, 2004, and has concluded that there was no change that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s system of internal controls over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

      Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management, including the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.
      The Company’s independent auditors have audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 as stated in their report which appears on pages F-2 and F-3.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      We incorporate herein by reference the information concerning directors and executive officers in our Notice of Annual Stockholders’ Meeting and Proxy Statement to be filed within 120 days after the end of our fiscal year (the “2005 Proxy Statement”).

Item 11.	Executive Compensation
      We incorporate herein by reference the information concerning executive compensation to be contained in the 2005 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      We incorporate herein by reference the information concerning security ownership of certain beneficial owners and management to be contained in the 2005 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      We incorporate herein by reference the information concerning certain relationships and related transactions to be contained in the 2005 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
      We incorporate herein by reference the information concerning certain relationships and related transactions to be contained in the 2005 Proxy Statement.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report:
(1) Index to Financial Statements

(2)	Financial Statement Schedules
      Financial statement schedules are omitted because they are not required or are adequately explained in the financial statements.

(3)	Exhibits

Exhibit No.

2	.1****†+	Asset Purchase Agreement dated as of June 30, 2004, by and between the Registrant and Eli Lilly and Company
3	.1*	Certificate of Incorporation
3	.2*	Bylaws
4	.1*	Specimen Stock Certificate
10	.1*	Executive Employment Agreement between the Registrant and Edward M. Rudnic dated January 7, 2000
10	.2*	Executive Employment Agreement between the Registrant and Steven A. Shallcross dated February 22, 2002
10	.3*	Executive Employment Agreement between the Registrant and Colin E. Rowlings dated February 22, 2002
10	.4*	Executive Employment Agreement between the Registrant and Kevin S. Sly dated February 25, 2002
10	.5*	Executive Employment Agreement between the Registrant and Robert Guttendorf dated January 3, 2003
10	.6*	Executive Employment Agreement between the Registrant and Sandra E. Wassink dated August 13, 2003
10	.7*	Executive Employment Agreement between the Registrant and Beth A. Burnside dated August 13, 2003
10	.8*	Executive Employment Agreement between the Registrant and Darren Buchwald dated September 1, 2003
10	.9*	Form of Indemnification Agreement
10	.10*++	Amended and Restated Stock Incentive Plan
10	.11*	Form of Incentive Stock Option Agreement
10	.12*	Form of Non-qualified Stock Option Agreement
10	.13*	Form of Stock Restriction Agreement
10	.14**	Employee Stock Purchase Plan
10	.15*	Form of Employment Agreement on Ideas, Inventions and Confidential Information
10	.16*	Construction Services Agreement between the Registrant and Barclay White Skanska, Inc. dated July 12, 2002
10	.17*	Amendment No. 1 dated April 7, 2003 to Agreement between Owner and Construction Manager dated July 12, 2002 between the Registrant and Skanska USA Building, Inc. successor by merger to Barclay White Skanska, Inc.
10	.18*	Standard Form of Agreement between Owner and Architect with Standard Form of Architect’s Services between the Registrant and Gaudreau, Inc. dated July 8, 2002
10	.19*	Lease Agreement between the Registrant and Seneca Meadows Corporate Center II LLC dated August 1, 2002
10	.20*	Stock Purchase Pledge Agreement between the Registrant and Edward M. Rudnic dated October 15, 2001
10	.21*	Form of Stock Purchase Promissory Note by Edward M. Rudnic dated October 15, 2001
10	.22*	Amendment dated June 12, 2002 to Stock Purchase Pledge Agreement dated October 15, 2001 between the Registrant and Edward M. Rudnic
10	.23*	Amendment dated July 30, 2003 to the Stock Purchase Pledge Agreement and Stock Restriction Agreement dated October 15, 2001, as amended, between the Registrant and Edward M. Rudnic
10	.24*	Note Issuance Agreement between the Registrant and HealthCare Ventures VI, L.P., Rho Management Trust, I, Steven Ostrofsky, Private Equity Holdings L.L.C., Targeted Entrepreneurial Services, LLC and the DC 1998 NFA Trust FBO Lee Casty dated March 28, 2003

Exhibit No.

10	.25*	Form of Convertible Promissory Note dated March 28, 2003
10	.26*	Amendment to Secured Convertible Promissory Note dated June 23, 2003
10	.27*	Fourth Amended and Restated Stockholders’ Agreement
10	.28*	Omnibus Addendum and Amendment to Series E Convertible Preferred Stock Purchase Agreement and Fourth Amended and Restated Stockholders’ Agreement
10	.29*	Consulting Agreement dated August 18, 2000 between the Registrant and Jenefir Isbister as amended
10	.30*	Credit Agreement between the Registrant and Manufacturers and Traders Trust Company dated July 31, 2003
10	.31*	Specific Security Agreement between the Registrant and Manufacturers and Traders Trust Company dated July 31, 2003
10	.32*+	Development and License Agreement between the Registrant and GlaxoSmithKline dated July 18, 2003
10	.33*+	Supply, Distribution and Marketing Agreement between the Registrant and Par Pharmaceutical, Inc. dated September 4, 2003
10	.34***	Executive Employment Agreement between the Registrant and Barry Hafkin, M.D. dated March 15, 2004
10	.35****+	Manufacturing Agreement dated as of June 30, 2004, by and between the Registrant and Eli Lilly and Company
10	.36****+	Transition Services Agreement dated as of June 30, 2004, by and between the Registrant and Eli Lilly and Company
10	.37*****+	Development and Commercialization Agreement between the Registrant and Par Pharmaceutical, Inc. dated May 28, 2004
10	.38*****	Executive Employment Agreement between the Registrant and Donald Treacy dated March 19, 2004
10	.39*****	Executive Employment Agreement between the Registrant and David Kudla dated July 1, 2004
10	.40******	Executive Employment Agreement between the Registrant and Donald C. Anderson, M.D. dated October 15, 2004
10	.41+	Commercial Supply Agreement between the Registrant and Ceph International Corporation dated December 3, 2004
10	.42+	First Amendment to Development and Commercialization Agreement between the Registrant and Par Pharmaceutical Corporation dated December 14, 2004
10.43		Agreement of Sublease dated August 4, 2004 between the Registrant and Large Scale Biology Corporation
10.44		Executive Employment Agreement between the Registrant and James Bruno dated December 1, 2003.
10.45		Executive Employment Agreement between the Registrant and Joseph J. Rogus, P.E. dated August 4, 2004.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1		Rule 13a-14(a) Certification of Principal Executive Officer.
31.2		Rule 13a-14(a) Certification of Principal Financial Officer.
32.1		Section 1350 Certification of Chief Executive Officer.
32.2		Section 1350 Certification of Chief Financial Officer.

*	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-107599).

**	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-109728).

***	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 7, 2004.

****	Incorporated by reference to our Current Report on Form 8-K filed July 15, 2004.

*****	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2004

******	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 5, 2004

†	The Schedules and certain of the Exhibits to this Asset Purchase Agreement have been omitted in reliance upon the rules of the Securities and Exchange Commission. A copy will be delivered to the Securities and Exchange Commission upon request.

+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

++	Incorporated by reference from Annex B to our Definitive Proxy Statement filed April 22, 2004

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCIS PHARMACEUTICAL CORPORATION

By:	/s/ Edward M. Rudnic

Edward M. Rudnic, Ph.D.
Chairman of the Board, President and
Chief Executive Officer
Dated: March 10, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date

/s/ Edward M. Rudnic Edward M. Rudnic, Ph.D.	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	March 10, 2005

/s/ Steven A. Shallcross Steven A. Shallcross	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 10, 2005

/s/ James H. Cavanaugh James H. Cavanaugh, Ph.D.	Director	March 10, 2005

/s/ Elizabeth Czerepak Elizabeth Czerepak	Director	March 10, 2005

/s/ R. Gordon Douglas R. Gordon Douglas, M.D.	Director	March 10, 2005

/s/ Richard W. Dugan Richard W. Dugan	Director	March 10, 2005

/s/ Wayne T. Hockmeyer Wayne T. Hockmeyer, Ph.D.	Director	March 10, 2005

/s/ Harold R. Werner Harold R. Werner	Director	March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Advancis Pharmaceutical Corporation:
We have completed an integrated audit of Advancis Pharmaceutical Corporation’s 2004 financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Financial statements
In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Advancis Pharmaceutical Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 9, 2005

ADVANCIS PHARMACEUTICAL CORPORATION
BALANCE SHEETS

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$10,395,757	$37,450,490
Marketable securities	19,656,180	27,636,632
Accounts receivable	206,001	3,000,000
Inventories	179,738	—
Prepaid expenses and other current assets	1,044,389	1,127,464

Total current assets	31,482,065	69,214,586
Property and equipment, net	16,524,342	12,512,792
Restricted cash	1,913,314	1,776,569
Deposits	264,125	477,396
Notes receivable	121,500	121,500
Intangible assets, net	10,692,679	72,000

Total assets	$60,998,025	$84,174,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,886,563	$2,683,713
Accrued expenses	4,161,000	3,757,863
Lines of credit — current portion	1,009,975	953,984
Deferred contract revenue	2,552,357	1,250,000

Total current liabilities	11,609,895	8,645,560
Lines of credit — noncurrent portion	1,492,412	1,411,604
Note payable	75,000	75,000
Deferred contract revenue	6,861,111	3,125,000
Deferred rent and credit on lease concession	1,221,228	767,759

Total liabilities	21,259,646	14,024,923

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued or outstanding at December 31, 2004 and 2003	—	—
Common stock, $0.01 par value; 225,000,000 shares authorized, and 22,706,679 and 22,639,344 shares issued and outstanding at December 31, 2004 and 2003, respectively	227,067	226,394
Capital in excess of par value	120,315,949	120,141,450
Deferred stock-based compensation	(2,607,247)	(6,126,286)
Accumulated deficit	(78,106,731)	(44,102,018)
Accumulated other comprehensive income (loss)	(90,659)	10,380

Total stockholders’ equity	39,738,379	70,149,920

Total liabilities and stockholders’ equity	$60,998,025	$84,174,843

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

Revenue:
Product sales	$2,396,500	$—	$—
Contract revenue	5,347,223	3,625,000	—
Reimbursement of development costs	3,614,309	—	—

Total revenue	11,358,032	3,625,000	—

Cost and expenses:
Cost of product sales	169,854	—	—
Research and development	33,642,930	16,594,629	10,855,130
Selling, general and administrative	12,219,409	6,427,453	3,323,879

Total expenses	46,032,193	23,022,082	14,179,009

Loss from operations	(34,674,161)	(19,397,082)	(14,179,009)
Interest income	793,818	253,504	338,135
Interest expense	(124,370)	(164,939)	(235,506)
Beneficial conversion feature — deemed interest expense	—	(1,666,667)	—
Other expense	—	—	(47,615)

Net loss	(34,004,713)	(20,975,184)	(14,123,995)
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	—	(209,173)	(73,925)
Beneficial conversion feature — deemed dividend to preferred stockholders	—	(20,907,620)	—

Net loss applicable to common stockholders	$(34,004,713)	$(42,091,977)	$(14,197,920)

Basic and diluted net loss per share applicable to common stockholders	$(1.50)	$(7.58)	$(16.37)

Shares used in calculation of basic and diluted net loss per share	22,684,410	5,554,773	867,239

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated	Total
			Capital in	Deferred		Other	Stockholders’
	Common	Par	Excess of	Stock-Based	Accumulated	Comprehensive	Equity
	Shares	Value	Par Value	Compensation	Deficit	Income	(Deficit)

Balance at December 31, 2001	1,342,701	$13,427	$287,752	$—	$(9,002,839)	$—	$(8,701,660)
Issuance of restricted stock	33,605	336	12,497	—	—	—	12,833
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	—	—	(73,925)	—	—	—	(73,925)
Issuance of stock options for services	—	—	155,334	—	—	—	155,334
Deferred stock-based compensation	—	—	132,940	(132,940)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	29,954	—	—	29,954
Net loss	—	—	—	—	(14,123,995)	—	(14,123,995)

Balance at December 31, 2002	1,376,306	13,763	514,598	(102,986)	(23,126,834)	—	(22,701,459)
Issuance of restricted stock	173,532	1,735	89,359	—	—	—	91,094
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	—	—	(209,173)	—	—	—	(209,173)
Cashless exercise of warrants	27,032	271	(301)	—	—	—	(30)
Issuance of stock options for services	—	—	1,260,117	—	—	—	1,260,117
Deferred stock-based compensation	—	—	8,204,446	(8,204,446)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	2,181,146	—	—	2,181,146
Beneficial conversion feature — deemed interest on convertible notes	—	—	1,666,667	—	—	—	1,666,667
Beneficial conversion feature — deemed dividend on issuance of Series E preferred stock	—	—	20,907,620	—	—	—	20,907,620
Accretion of beneficial conversion feature — deemed dividend	—	—	(20,907,620)	—	—	—	(20,907,620)
Issuance of common stock in public offering, net of issuance costs	6,000,000	60,000	54,251,900	—	—	—	54,311,900
Conversion of preferred stock to common stock	15,062,474	150,625	54,363,837	—	—	—	54,514,462
Comprehensive income (loss):
Net loss	—	—	—	—	(20,975,184)	—	(20,975,184)
Unrealized gain on marketable securities, net	—	—	—	—	—	10,380	10,380

Total comprehensive loss	—	—	—	—	—	—	(20,964,804)

Balance at December 31, 2003	22,639,344	226,394	120,141,450	(6,126,286)	(44,102,018)	10,380	70,149,920
Exercise of stock options	26,764	268	15,976	—	—	—	16,244
Issuance of restricted stock	40,571	405	24,305	—	—	—	24,710
Issuance of stock options for services	—	—	26,370	—	—	—	26,370
Stock-based compensation for retired director	—	—	416,141	73,810	—		489,951
Amortization of deferred stock-based compensation	—	—	—	3,296,898	—	—	3,296,898
Reversal of deferred stock-based compensation and related amortization due to forfeited option	—	—	(308,293)	148,331	—	—	(159,962)
Comprehensive income (loss):
Net loss	—	—	—	—	(34,004,713)	—	(34,004,713)
Unrealized loss on marketable securities, net	—	—	—	—		(101,039)	(101,039)

Total comprehensive loss							(34,105,752)

Balance at December 31, 2004	22,706,679	$227,067	$120,315,949	$(2,607,247)	$(78,106,731)	$(90,659)	$(39,738,379)

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(34,004,713)	$(20,975,184)	$(14,123,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,714,341	736,036	502,981
Stock-based compensation	3,653,257	3,441,263	185,288
Deferred rent and credit on lease concession	453,469	(62,251)	—
Amortization of premium on marketable securities	1,297,947	231,600	—
Interest accrued on convertible notes	—	92,362	—
Beneficial conversion feature — deemed interest expense	—	1,666,667	—
Changes in:
Accounts receivable	2,793,999	(3,000,000)	—
Inventories	(179,738)	—	—
Prepaid expenses and other current assets	83,075	(954,952)	(83,013)
Deposits other than on property and equipment	(49,142)	95,068	(71,308)
Accounts payable	1,202,850	1,924,940	483,714
Accrued expenses	1,509,522	1,345,211	310,356
Deferred contract revenue	5,038,468	4,375,000	—

Net cash used in operating activities	(15,486,665)	(11,084,240)	(12,795,977)

Cash flows from investing activities:
Purchase of Keflex intangible assets	(11,205,517)	—	—
Purchase of marketable securities	(25,918,898)	(27,857,852)	—
Sale and maturities of marketable securities	32,500,364	—	6,202,075
Purchases of property and equipment	(6,200,677)	(8,963,111)	(1,439,677)
Deposits on property and equipment	(759,638)	(83,610)	(283,246)
Restricted cash	(136,745)	(338,031)	(1,438,538)
Landlord lease concession	—	830,010	—

Net cash from (used in) investing activities	(11,721,111)	(36,412,594)	3,040,614

Cash flows from financing activities:
Proceeds from lines of credit	1,389,396	1,346,061	1,019,866
Proceeds from note payable	—	—	75,000
Payments on lines of credit	(1,252,597)	(636,407)	(453,814)
Proceeds from convertible notes payable	—	5,000,000	—
Proceeds from exercise of common stock options	16,244	91,094	12,833
Proceeds from issuance of preferred stock, net of issuance costs	—	20,774,765	2,974,200
Proceeds from initial public offering, net of issuance costs	—	54,311,900	—

Net cash from financing activities	153,043	80,887,413	3,628,085

Net increase (decrease) in cash and cash equivalents	(27,054,733)	33,390,579	(6,127,278)
Cash and cash equivalents, beginning of period	37,450,490	4,059,911	10,187,189

Cash and cash equivalents, end of period	$10,395,757	$37,450,490	$4,059,911

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$127,094	$38,511	$211,393

Supplemental disclosure of non-cash transactions:
Reclassification of liability related to early exercises of restricted stock to equity upon vesting of the restricted stock	$24,710	$3,537	$3,101

Equipment and construction costs in accrued liabilities	$457,189	$1,580,509	$—

Conversion of convertible notes, including accrued interest, into Series E mandatorily redeemable convertible preferred stock	$—	$5,092,362	$—

Accretion of beneficial conversion feature for Series E convertible preferred stock	$—	$20,907,620	$—

Conversion of preferred stock to common	$—	$54,514,462	$—

Accretion of issuance costs of mandatorily redeemable convertible preferred stock	$—	$209,173	$73,925

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.	Nature of the Business
      Advancis Pharmaceutical Corporation (the “Company”) was incorporated in Delaware in December 1999 and commenced operations on January 1, 2000. The Company is focused on developing and commercializing pulsatile drug products that fulfill unmet medical needs in the treatment of infectious disease. The Company is developing a broad portfolio of drugs based on the novel biological finding that bacteria exposed to antibiotics in front-loaded, sequential bursts, or pulses, are killed more efficiently than those exposed to standard antibiotic treatment regimens. The Company has initially focused on developing pulsatile formulations of approved and marketed drugs that no longer have patent protection or that have patents expiring in the next three years. In 2004, the Company acquired the U.S. rights to Keflex (cephalexin capsules, USP) from Eli Lilly and commenced product sales.

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

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents
      Cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate bonds. At December 31, 2004 and 2003, the Company maintained all of its cash and cash equivalents in three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such cash balances.

Restricted Cash
      The Company has established cash deposit accounts in the amounts of $337,604 and $516,710 as of December 31, 2004 and $335,769 and $500,000 as of December 31, 2003 that are pledged as collateral for lines of credit (see Note 8). Also, in conjunction with the lease of its corporate, research and development facilities, the Company provided the landlord with letters of credit, which were collateralized with restricted cash deposits in the amount of $1,059,000 at December 31, 2004 and $940,800 at December 31, 2003 (see Note 18). These deposits are recorded as non-current restricted cash at December 31, 2004 and 2003.

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
      The Company currently relies on a sole supplier for its inventories. On June 30, 2004, the Company entered into a manufacturing supply agreement with Eli Lilly, under which Lilly agreed to sell certain Keflex product inventory to the Company and to continue to manufacture and supply Keflex products for the Company during a transition period, unless the agreement is terminated at an earlier date. On December 9, 2004, the Company entered into a commercial supply agreement with Ceph International Corporation, a wholly owned subsidiary of MOVA Pharmaceutical Corporation, to secure a long-term supply for Keflex products beyond the transitional period.

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

Property and Equipment
      Property and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are capitalized and amortized over the shorter of their economic lives or the lease term. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. In accordance with SFAS No. 34, “Capitalization of Interest Cost,” the Company capitalized interest cost of $103,446 in the year ended December 31, 2003 related to the build-out of its corporate, research and development facility. No interest was capitalized in the years ended December 31, 2004 and 2002.

Intangible Assets
      Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The Keflex brand rights are amortized over 10 years, the Keflex non-compete agreement with Eli Lilly & Co. (Lilly) is amortized over 5 years, and certain acquired patents are amortized over 10 years. The Company does not have identifiable intangible assets with indefinite lives.
      Patents are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the patents. The Company periodically reviews the carrying value of patents to determine whether the carrying amount of the patent is recoverable. For the years ended December 31, 2004, 2003 and 2002, there were no adjustments to the carrying values of patents. The Company is amortizing the cost of the patent applications over a period of ten years. Ownership of all of its patents is retained by the Company in all of its transactions.

Impairment of Long-Lived Assets
      SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” establishes accounting standards for the impairment of long-lived assets. The Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized. There were no impairment losses recognized in 2004, 2003 and 2002.

Leases
      The Company leases its office and laboratory facilities under operating leases. Lease agreements may contain provisions for rent holidays, rent escalation clauses or scheduled rent increases, and landlord lease concessions such as tenant improvement allowances. The effects of rent holidays and scheduled rent increases in an operating lease are recognized over the term of the lease, including the rent holiday period, so that rent expense is recognized on a straight-line basis. For lease concessions such as tenant improvement allowances, the Company records a deferred rent liability included in “Deferred rent and credit on lease concession” on the balance sheet and amortizes the deferred liability on a straight-line basis as a reduction to rent expense over the term of the lease. The tenant improvement is capitalized as a leasehold improvement and is amortized over the shorter of the economic life of the improvement or the lease term (excluding optional renewal periods). Amortization of leasehold improvements is included in depreciation expense. The Company’s leases do not include contingent rent provisions.

Accounting for Stock-Based Compensation
      Employee stock awards under the Company’s compensation plans are accounted for by the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
Employees,” (APB 25) and related interpretations. During 2003 and 2002, stock options were granted with an exercise price which was below the estimated fair market value of the common stock at the date of grant. Deferred stock-based compensation of $8,204,446 and $132,940 was recorded during 2003 and 2002, respectively, in accordance with APB 25, and is being amortized over the related vesting period of the options. No deferred stock-based compensation was recorded in 2004, as all options granted to employees during the year had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recorded stock-based compensation expense related to employee stock options of $3,626,887, $2,181,146 and $29,954 during 2004, 2003 and 2002, respectively. Stock-based compensation expense related to employees in 2004 includes a charge of $489,951 for a modification of the vesting of options incurred in connection with the retirement of the chairman of our board of directors and includes a credit of $159,962 for the reversal of amortization upon the cancellation of forfeited options due to a reduction in the Company’s workforce.
      In accordance with SFAS 148, the following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123. Because options vest over several years and additional option grants are expected to be made in future years, the pro forma results are not representative of the pro forma results for future years.

	December 31,

	2004	2003	2002

Net loss, as reported	$(34,004,713)	$(20,975,184)	$(14,123,995)
Add — Stock-based employee compensation expense determined under the intrinsic value method	3,626,887	2,181,146	29,954
Less — Stock-based employee compensation expense determined under the fair value based method	(8,491,814)	(2,677,989)	(161,755)

Pro forma net loss	(38,869,640)	(21,472,027)	(14,255,796)
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	—	(209,173)	(73,925)
Beneficial conversion feature-deemed dividend to preferred stockholders	—	(20,907,620)	—

Pro forma net loss applicable to common stockholders	$(38,869,640)	$(42,588,820)	$(14,329,721)

Net loss per share:
Basic and diluted, as reported	$(1.50)	$(7.58)	$(16.37)

Basic and diluted, pro forma	$(1.71)	$(7.67)	$(16.52)

      The weighted average fair value of options granted during 2004, 2003 and 2002 was $5.33, $8.03 and $0.59 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for grants in 2004, 2003 and 2002:

	December 31,

	2004	2003	2002

Expected life (in years)	5	5	5
Risk-free interest rate	4.09%	3.28%	3.19% to 4.7%
Volatility	80%	80%	80%
Dividend yield	0%	0%	0%

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income
      SFAS No. 130, “Reporting Comprehensive Income,” requires a full set of general-purpose financial statements to include the reporting of “comprehensive income.” Comprehensive income is composed of two components, net income and other comprehensive income. For the years ended December 31, 2004 and 2003, other comprehensive income (loss) of $(101,039) and $10,380, respectively, consists of unrealized gains and losses on available-for-sale marketable securities. For the year ended December 31, 2002, there were no items of other comprehensive income.

Earnings Per Share
      Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of common stock equivalents outstanding during the period, including outstanding stock options and warrants, is measured by the treasury stock method. The dilutive impact, if any, of the Company’s redeemable convertible preferred stock is measured using the if-converted method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company incurred net losses for 2004, 2003 and 2002 and, accordingly, did not assume exercise or conversion of any of the Company’s outstanding stock options, warrants or redeemable convertible preferred stock because to do so would be antidilutive.
      The following are the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	December 31,

(Number of Underlying Common Shares)	2004	2003	2002

Preferred stock	—	—	8,748,251
Stock options	3,736,726	2,235,488	844,198
Nonvested restricted stock	237,689	424,290	496,153
Warrants	—	—	36,524

Total	3,974,415	2,659,778	10,125,126

Recent Accounting Pronouncements
      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” as revised. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has adopted FIN 46R and has determined that it does not currently hold interests in any entities that are subject to the consolidation provisions of this interpretation.

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
      In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-based Compensation.” SFAS 123R requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option pricing model, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting for share-based payments. In accordance with the new pronouncement, the Company plans to begin recognizing the expense associated with its share-based payments, as determined using a fair value-based method, in its statement of operations beginning on July 1, 2005. Adoption of the expense provisions of SFAS 123R are expected to have a material impact on the Company’s results of operations. The standard allows three alternative transition methods for public companies: modified prospective application without restatement of prior interim periods in the year of adoption; modified prospective application with restatement of prior interim periods in the year of adoption; and retroactive application with restatement of prior financial statements to include the same amounts that were previously included in pro forma disclosures. The Company has not determined which transition method it will adopt.
      In December 2004, the FASB issued SFAS 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29,” “Accounting for Nonmonetary Transactions.” SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 153 and do not believe that its adoption will have a material impact on our financial condition, results of operations and liquidity.

3.	Revenue
      The Company records revenue from the sale of pharmaceutical products (Keflex) and from the recognition of revenue earned under collaboration agreements.
      Product Sales. The Company’s largest customers are large wholesalers of pharmaceutical products. Cardinal Health, McKesson, and AmerisourceBergen accounted for approximately 51.1%, 27.7%, and 16.6%, respectively, of the Company’s net revenues from product sales in the year ending December 31, 2004.
      Contract Revenue. Revenue recognized for upfront payments and milestones under collaboration agreements is as follows:

	December 31,

Contract Revenue	2004	2003	2002

Upfront payment — GSK — amortization	$1,145,833	$625,000	$—
Upfront payment — GSK — acceleration upon termination	3,229,167	—	—
Milestone achievement — GSK	—	3,000,000	—
Upfront payment — Par amoxicillin collaboration amortization	972,223	—	—

Total	$5,347,223	$3,625,000	$—

      Collaboration with GlaxoSmithKline (GSK). In July 2003, the Company entered into a development and license agreement with GSK pursuant to which the Company exclusively licensed patents and PULSYS technology to GSK for potential use on some of its products. In consideration for the licensing of its technology, the Company received an upfront payment of $5.0 million, which was being amortized over the expected development period. The Company recognized revenue of $1,145,833 and $625,000 in the years ended December 31, 2004 and 2003, respectively, for the amortization of the $5.0 million upfront payment based on the original development schedule of GSK. Also, in December 2003, the Company was notified by GSK that the first

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
milestone event was achieved, and the Company recognized revenue of $3.0 million for this event in 2003. In 2004, GSK notified the Company that it would terminate this agreement, effective December 15, 2004. As a result, the remaining deferred revenue balance of $3,229,167 was recognized as revenue in the fourth quarter of 2004.
      Collaboration with Par Pharmaceutical for Amoxicillin PULSYS. In May 2004, the Company entered into an agreement with Par Pharmaceutical to collaborate in the further development and commercialization of a PULSYS-based amoxicillin product. The Company will conduct the development program, including the manufacture of clinical supplies and the conduct of clinical trials, and be responsible for obtaining regulatory approval for the product. The Company will own the product trademark and manufacture or arrange for the manufacture of the product for commercial sales. Par will be the sole distributor of the product. Both parties will share commercialization expenses, including pre-marketing costs and promotion costs, on an equal basis. Operating profits from sales of the product will also be shared on an equal basis. Under the agreement, the Company received an upfront fee of $5 million and a commitment from Par to fund all further development expenses. Development expenses incurred by the Company will be partially funded by quarterly payments aggregating $28 million over the period July 2004 through October 2005, of which up to $14 million is contingently refundable. Revenue related to the receipt of the quarterly payments is recognized based on actual costs incurred as the work is performed, up to the minimum amounts that are not contingently refundable, with the balance of cash received in excess of revenue recognized recorded as deferred revenue. The excess of the development costs incurred by the Company over the quarterly payments made by Par will be funded subsequent to commercialization, by the distribution to the Company of Par’s share of operating profits until the excess amount has been reimbursed. The Company does not record any amounts as revenue on a current basis which are dependant on achievement of future operating profits. The $5.0 million upfront payment is being amortized on a straight-line basis through May 2007, with $972,223 recognized as contract revenue for the year ended December 31, 2004, and $4,027,777 recorded as deferred revenue as of December 31, 2004. Of the $9.0 million of quarterly payments received during 2004, revenue recognized by the Company for reimbursement of development expenses was $3,614,309, with $5,385,691 recorded as deferred revenue as of December 31, 2004.

4.	Marketable Securities
      Marketable securities, including accrued interest, at December 31, 2004 and 2003 were as follows:

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-sale	Cost	Gains	Losses	Fair Value

Marketable securities:
Corporate debt securities	$16,736,347	$—	$(72,670)	$16,663,677
Government agency securities	3,010,492	—	(17,989)	2,992,503

	$19,746,839	$—	$(90,659)	$19,656,180

      None of the Company’s marketable securities at December 31, 2004 have been in a continuous unrealized loss position for 12 months or longer. The unrealized losses on the Company’s investments in corporate debt and government agency securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-sale	Cost	Gains	Losses	Fair Value

Marketable securities:
Corporate debt securities	$24,613,413	$6,113	$(12,897)	$24,606,629
Government agency securities	3,012,839	17,164	—	3,030,003

	$27,626,252	$23,277	$(12,897)	$27,636,632

      Maturities of the Company’s marketable securities at December 31, 2004 are as follows:

	December 31, 2004

	Amortized
Available-for-sale	Cost	Fair Value

Maturities of marketable securities:
Less than one year	$18,226,538	$18,152,138
One to two years	1,520,301	1,504,042

	$19,746,839	$19,656,180

5.	Accounts Receivable
      Accounts receivable, net, consists of the following:

	December 31,	December 31,
	2004	2003

Accounts receivable for product sales, gross	$478,684	$—
Allowances for discounts, returns, and chargebacks	(272,683)	—

Accounts receivable for product sales, net	206,001	—
Receivable for contract milestone achieved	—	3,000,000

Accounts receivable, net	$206,001	$3,000,000

      The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 53.4%, 24.3%, and 16.6% of the Company’s accounts receivable for product sales as of December 31, 2004.

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment
      Property and equipment consist of the following:

	Estimated	December 31,
	Useful Life
	(Years)	2004	2003

Construction in progress		$459,148	$2,526,977
Computer equipment	3	1,003,229	645,310
Furniture and fixtures	3-10	1,355,643	1,073,915
Equipment	3-10	8,589,960	2,886,199
Leasehold improvements	Shorter of economic lives or lease term	8,715,920	6,850,448

Subtotal		20,123,900	13,982,849
Less — accumulated depreciation		(3,599,558)	(1,470,057)

Total		$16,524,342	$12,512,792

      Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $2,129,501, $724,036, and $490,981, respectively.
      During the year ended December 31, 2004, the Company expended approximately $6.2 million, including accrued costs, for the purchase of equipment and improvements to its corporate, research and development facility as well as for purchases of equipment for use at third-party manufacturing facilities.

7.	Intangible Assets
      Intangible assets at December 31, 2004 and December 31, 2003 consist of the following:

	December 31, 2004

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Keflex brand rights	$10,954,272	$(547,716)	$10,406,556
Keflex non-compete agreement	251,245	(25,122)	226,123
Patents acquired	120,000	(60,000)	60,000

Intangible assets	$11,325,517	$(632,838)	$10,692,679

	December 31, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Patents acquired	$120,000	$(48,000)	$72,000

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

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The fair market values of the individual Keflex intangible assets acquired were evaluated by an independent valuation consulting firm, and the Company has recorded the individual fair market values of these intangible assets accordingly. The allocation of the purchase price was:

Keflex brand rights	$10,954,272
Keflex non-compete agreement	251,245

Total	$11,205,517

      Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The Keflex brand rights are amortized over 10 years, the non-compete agreement with Lilly is amortized over 5 years, and certain acquired patents are amortized over 10 years.
      Amortization expense for acquired intangible assets with definite lives was $584,838, $12,000, and $12,000 for the years ending December 31, 2004, 2003 and 2002, respectively. For the next five years, annual amortization expense for acquired intangible assets will be approximately $1.2 million per year.

8.	Borrowings
      The Company’s obligations on borrowings are as follows:

	December 31,

	2004	2003

Lines of credit	$2,502,387	$2,365,588
Montgomery County note payable	75,000	75,000

Total	$2,577,387	$2,440,588

      Principal payments under borrowings are as follows:

Year Ending December 31,

2005	$1,009,975
2006	895,204
2007	672,208

Total borrowings	2,577,387
Less: Current portion	(1,009,975)

Noncurrent portion	$1,567,412

Convertible Notes Payable
      On March 28, 2003, the Company issued $5.0 million convertible notes to certain of its existing preferred stockholders. These notes were convertible into shares of the first Qualified Financing, as defined in the Note agreement, and bear interest of 7% per annum compounding monthly until maturity and 12% per annum compounding monthly after maturity. On July 2, 2003, the note holders opted to convert the Convertible Notes and accrued interest into 2,263,272 shares of Series E Convertible Preferred Stock (see Note 10).

Lines of Credit
      In January 2001, the Company entered into a $1.5 million line of credit facility to finance the purchase of specified equipment based on lender-approved equipment schedules. The implicit interest rate is 11.62%. The Company has granted a security interest in the assets purchased under the credit line. During 2004 and 2003, the Company had no draw downs under the line of credit. During 2004 and 2003, the Company repaid $402,682 and

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
$325,843, respectively. The balance outstanding at December 31, 2004 and 2003 was $10,573 and $413,255, respectively.
      In February 2002, the Company entered into a $2.0 million line of credit facility to finance the purchase of specified equipment based on approved equipment schedules. The implicit interest rates were between 8.35% and 9.35%. The Company has granted a security interest in the assets purchased under the credit line. During 2004 and 2003, the Company had no draw downs under the line of credit. During 2004 and 2003, the Company repaid $152,598 and $99,262, respectively. The balance outstanding at December 31, 2004 and 2003 was $253,824 and $406,422, respectively.
      In March 2002, the Company entered into a $500,000 line of credit facility with a bank to finance the purchase of equipment. The interest rate will be floating 30-Day LIBOR + 250 basis points or fixed cost of funds + 250 basis points. Each drawing requires monthly repayment of principal plus interest based upon a 48-month repayment schedule. The line of credit has a first lien on all assets purchased with the proceeds of this line. As of December 31, 2004, the Company has a $337,604 restricted account (see Note 2) with the bank to be used as collateral for this line of credit. During 2004, the Company had no draw downs under the line of credit and repaid $123,076. During 2003, the Company had no draw downs under the line of credit and repaid $123,076. The balance outstanding at December 31, 2004 and 2003 was $165,000 and $288,076, respectively.
      In July 2003, the Company entered into a $5.5 million line of credit facility with a bank to finance the purchase of equipment associated with the fit-out of the Company’s corporate, research and development facility. The facility has an interest rate of floating 30-Day LIBOR plus 280 basis points or fixed cost of funds plus 280 basis points. Each drawing requires monthly repayment of principal plus interest based upon a 36-month repayment schedule for computer equipment or a 48-month repayment schedule for all other equipment. The line of credit has a first lien on all assets purchased with the proceeds of the line. As collateral for the line of credit, the Company maintains a restricted account with the bank in the amount of $516,710 (see Note 2). During 2004, the Company drew down $1,389,396 and repaid $574,241. During 2003, the Company drew down $1,346,061 and repaid $88,226. The balance outstanding under this facility at December 31, 2004 and 2003 was approximately $2,072,990 and $1,257,835, respectively. The line of credit expired July 31, 2004. The expiration of the line of credit did not affect the repayment schedules for the draws previously made under the line.

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

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Company must repay the entire $75,000 if it relocates to a site outside Montgomery County, or moves all or substantial parts of its business outside the county, within 5 years of the date of the promissory note.

9.	Accrued Expenses
      Accrued expenses consist of the following:

	December 31,

	2004	2003

Bonus	$895,000	$994,989
Professional fees	381,501	519,567
Relocation	120,305	149,397
Severance	286,515	—
Insurance and benefits	178,624	334,788
Liability for exercised unvested stock options	67,481	92,191
Research and development expenses	1,543,164	29,753
Other expenses	231,221	56,669
Equipment and construction costs	457,189	1,580,509

Total accrued expenses	$4,161,000	$3,757,863

      In November 2004, the Company reduced its workforce approximately 18% as part of a cost-saving initiative. It recorded a charge of $497,049 for severance costs related to salaries and benefits, a non-cash credit of $159,962 for the reversal of cumulative amortization of deferred stock-based compensation related to cancelled stock options, and a non-cash charge of $49,397 for stock-based compensation related to modification of stock option agreements. The following table summarizes the activity in 2004 for the liability for the cash portion of severance costs related to the reduction-in-force:

Initial charge	$497,049
Cash payments	(210,534)

Balance, December 31, 2004	$286,515

The remaining balance will be paid during 2005.

10.	Mandatorily Redeemable Convertible Preferred Stock
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
      On July 2, 2003, the Company sold 2,484,886 shares of Series E Convertible Preferred Stock to certain of its existing preferred stockholders at a price of $2.25 per share. Also on July 2, 2003, the Company issued 2,263,272 shares of Series E Convertible Preferred Stock upon conversion of the Convertible Notes (see Note 8).

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
On July 25, 2003, the Company sold an additional 6,807,398 shares of Series E Convertible Preferred Stock to new investors at $2.25 per share.

11.	Preferred Stock — Undesignated
      On October 22, 2003, the Company’s certificate of incorporation was amended to authorize the issue of up to 25,000,000 shares of undesignated preferred stock. The Company’s Board of Directors, without any further action by the Company’s stockholders, is authorized to issue shares of undesignated preferred stock in one of more classes or series. The Board may fix the rights, preferences and privileges of the preferred stock. The preferred stock could have voting or conversion rights that could adversely affect the voting power or other rights of common stockholders. As of December 31, 2004 and 2003, no shares of preferred stock have been issued.

12.	Common Stock
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

13.	Warrants
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

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      In February 2002, the Company entered into a $2.0 million line of credit facility to finance the purchase of specified equipment based on lender approved equipment schedules (see Note 6). In connection with the line of credit, the Company agreed to issue the lender warrants to purchase such number of shares of the Company’s common stock as determined by calculating the following: 2% of the funds drawn by the Company divided by a per share exercise price of $4.12. As of December 31, 2002, based on actual draw downs, the Company had issued stock warrants to purchase 2,563 shares of common stock (the “Lender Warrant Shares”). The warrants were immediately exercisable, and expired between July 14, 2009 and December 10, 2009. The warrants were valued using the Black Scholes option pricing model at $1.19 per Lender Warrant Share and the aggregate value was de minimus. At the closing of the Company’s initial public offering, the warrants were automatically exercised on a cashless basis and 1,506 shares were issued.

14.	Beneficial Conversion Features

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

15.	Stock Option Plan
      The Company currently grants stock options under the Stock Incentive Plan (the “Plan”). In October 2003, and June 2004, the number of shares available for issuance under the Plan was increased to 5,098,182, and 6,348,182, respectively.
      Options granted under the Plan may be incentive stock options or non-statutory stock options. Stock purchase rights may also be granted under the Plan. Incentive stock options may only be granted to employees. The compensation committee of the Board of Directors determines the period over which options become exercisable. Options granted to employees, consultants and advisors normally vest over a 4-year period. Options granted to directors, upon their initial appointment or election, vest monthly over periods of 36 or 48 months. Annual director grants vest monthly over 12 months. The exercise price of incentive stock options and non-statutory stock options shall be no less than 100% of the fair market value per share of the Company’s common

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
stock on the grant date. The term of all options is 10 years except, with respect to one incentive stock option held by a Company executive, the term of which is 5 years. As of December 31, 2004 and 2003, there were 1,627,865 and 1,905,867 shares of common stock available for future option grants, respectively.
      The following table summarizes the activity of the Company’s stock option plan for the years ended December 31, 2004, 2003 and 2002:

	Number of	Weighted-Average
	Options	Exercise Price

Outstanding, December 31, 2001	573,281	$0.44
Granted	365,066	0.62
Exercised	(50,817)	0.44
Cancelled	(43,332)	0.38

Outstanding, December 31, 2002	844,198	0.53
Granted	1,741,057	4.30
Exercised	(306,446)	0.91
Cancelled	(43,321)	1.32

Outstanding, December 31, 2003	2,235,488	3.45
Granted	1,660,550	8.00
Exercised	(26,764)	0.61
Cancelled	(132,548)	5.15

Outstanding, December 31, 2004	3,736,726	$5.43

      The following table summarizes information about stock options outstanding, and exercisable at December 31, 2004, 2003 and 2002:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

December 31, 2004:
$0.28 to $0.62	1,157,197	8.1	$0.57	542,715	$0.55
$1.41 to $2.81	508,990	9.0	1.85	127,557	1.42
$8.40 to $10.00	2,070,539	9.1	9.03	621,747	9.35

	3,736,726	8.5	$5.43	1,292,019	$4.87

December 31, 2003:
$0.28 to $0.62	1,224,835	8.2	$0.57	172,713	$0.49
$1.41	361,414	9.7	1.41	2,732	1.41
$10.00	649,239	9.8	10.00	40,702	10.00

	2,235,488	8.9	$3.45	216,147	$2.29

December 31, 2002:
$0.28 to $0.62	844,198	8.3	$0.53	117,672	$0.48

      The Company granted 178,201 and 20,218 stock options to non-employee consultants and scientific advisory board (“SAB”) members during 2003 and 2002, respectively. In 2004, no options were granted to non-

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
employee consultants or SAB members. Included in the 2003 grants is a grant for 85,313 options to a non-employee consultant for past services, for which the Company expensed the entire value of $710,657 at the time of grant. The Company will recognize an expense for all other options granted to non-employee consultants throughout the vesting period of the options, and as long as those non-employee consultants and SAB members continue to perform services for the Company, based on the fair value of the options at each reporting period. The options are valued using the Black Scholes option pricing model. Total stock-based compensation expense for non-employee consultants recognized during 2004, 2003 and 2002 was $26,370, $1,260,117 and $155,334, respectively. As of December 31, 2004, the balance of unamortized stock-based compensation for options granted to non-employees was approximately $120,000. This amount is variable and will be adjusted based on changes in the fair value of the options at the end of each reporting period.

Restricted Stock
      Certain of the Company’s directors, consultants and employees (and/or immediate family members or related entities to which certain of those individuals have transferred their options or shares of common stock) have entered into the Company’s standard form of stock restriction agreement as a condition to their exercise of options to acquire common stock pursuant to the Plan. These agreements provide, among other things, for a right of first refusal to the Company in connection with the option holder’s sale of the common stock, as well as the right for the Company to purchase the stockholder’s common stock in the event that the stockholder’s relationship with the Company is terminated under certain circumstances. Shares issued under non-statutory stock options exercised prior to vesting are subject to forfeiture in accordance with the vesting schedule of the granted stock options. During 2003 and 2002, certain of the Company’s employees, board members and consultants exercised unvested stock options, awarded under the Company’s Stock Incentive Plan, to acquire a total of 139,332, and 22,949 shares, respectively, of restricted common stock. There were no such exercises in 2004. At December 31, 2004 and 2003, 237,689 and 424,290 shares, respectively, of restricted common stock remain unvested pursuant to awards.
      Consistent with the provisions of EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” for all exercises of stock options into unvested restricted stock after March 2002, the Company recorded a liability for the amount of the proceeds received, which is reclassified to equity upon the vesting of the restricted stock. As of December 31, 2004 and 2003, $67,480 and $92,191 related to 109,553 and 150,124 shares of restricted stock, respectively, were recorded as a liability.
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

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes
      The Company has not recorded any tax provision or benefit for the years ended December 31, 2004, 2003 and 2002. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carryforwards cannot be sufficiently assured at December 31, 2004 and 2003.
      Deferred tax assets consist of the following:

	December 31,

	2004	2003

Net operating loss carryforwards	$20,053,953	$10,274,352
Start-up costs	2,262,998	2,909,568
Deferred revenue	3,635,481	1,689,625
Depreciation and amortization	227,171	(76,547)
Stock-based compensation	2,511,904	1,151,932
Accrued expenses and other items	469,897	198,033
Research and experimentation tax credit	2,709,109	1,301,258

Deferred tax assets	31,870,513	17,448,221
Valuation allowance	(31,870,513)	(17,448,221)

Net deferred tax assets	$—	$—

      The effective tax rate differs from the U.S. federal statutory tax rate of 34% due to the following:

	Year Ended December 31,

	2004	2003	2002

U.S. federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(4.6)	(4.1)	(4.6)
Beneficial conversion feature — deemed interest expense	—	2.7	—
Permanent items	0.4	0.7	0.2
Research and experimentation tax credit	(4.2)	(2.1)	(4.6)
Change in valuation allowance	42.4	36.8	43.0

Effective tax rate	(0.0)%	(0.0)%	(0.0)%

      At December 31, 2004 and 2003, the Company had federal and state net operating loss carryforwards of approximately $51.9 million and $26.6 million, respectively, available to reduce future taxable income, which will begin to expire in 2020. At December 31, 2004, the Company had research and experimentation tax credit carryforwards of approximately $2.7 million, of which $2.6 million are federal tax credit carryforwards which begin to expire in 2020 and $0.1 million are state tax credit carryforwards which begin to expire in 2018. At December 31, 2003, research and experimentation tax credit carryforwards were approximately $1.3 million.
      Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards which can be used in future years. The Company believes that ownership changes to date will not limit the future utilization of net operating loss carryforwards.

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
17.     401(k) Savings Plan and Employee Stock Purchase Plan
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
      During 2003, the Company adopted an employee stock purchase plan which provides for the issuance of up to 100,000 shares of common stock. This plan, which is intended to qualify under Section 423 of the Internal Revenue Code, provides our employees with an opportunity to purchase shares of our common stock through payroll deductions. Options to purchase our common stock will be granted to each eligible employee periodically. The purchase price of each share of common stock will not be less than the lesser of 85% of the fair market value of the common stock at the beginning or end of the option period. Participation is limited so that the right to purchase stock under the purchase plan does not accrue at a rate which exceeds $25,000 of the fair market value of our common stock in any calendar year. To date, no shares have been issued under this plan.

18.	Commitments and Contingencies

Leases
      In August 2002, the Company entered into a 10-year lease for its corporate, research and development facility in Germantown, Maryland, which is renewable for two periods of five consecutive years each at the end of the original term. The Company took possession of the lease space during 2003. In conjunction with the execution of the lease agreement, the Company provided the landlord with a letter of credit, which the Company collateralized with a restricted cash deposit in the amount of $753,000 and $940,600 at December 31, 2004 and 2003, respectively (see Note 2). The lease includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments will be charged to expense on the straight-line method over the term of the lease (excluding renewal periods). In 2003, the Company received $830,010 in cash from the landlord in connection with the build-out of the facility. This amount was recorded as deferred rent and is being amortized on a straight-line basis as a reduction to rent expense over the term of the lease.
      In August 2004, the Company leased additional space adjacent to its Germantown, Maryland, facility. This lease, which includes a rent holiday and scheduled rent increases annually over its term, is being charged to expense on a straight-line basis over the entire term of the lease, which expires May 31, 2013. In conjunction with the execution of the lease agreement, the Company provided the landlord with a letter of credit, which the Company collateralized with a restricted cash deposit in the amount of $306,000 at December 31, 2004 (see Note 2).
      The Company also leases additional laboratory space in Gaithersburg, Maryland, under a lease which expires in November 2005, and office space in New Jersey under a lease which expires in September 2006. The Company also leases office equipment expiring at various dates through 2008.
      Rent expense under all leases was $1,599,662, $671,537, and $347,901 for the years ended December 31, 2004, 2003 and 2002, respectively.

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Future minimum lease payments under noncancelable operating leases at December 31, 2004 are as follows:

Operating
Year Ending December 31,	Leases

2005	$2,288,396
2006	2,122,790
2007	2,071,700
2008	2,131,561
2009	2,157,113
Thereafter	7,534,389

Total	$18,305,949

Legal Proceedings
      The Company is a party to legal proceedings and claims that arise during the ordinary course of business. In December 2003, Aventis and Aventis Pharmaceuticals Inc. brought an action against the Company in the U.S. District Court for the District of Delaware. The Complaint contains six counts, based upon both federal and state law, alleging, in essence, that the Company has infringed on the plaintiffs’ trademark. The plaintiffs seek injunctive relief, as well as unspecified monetary damages. Discovery has been completed, and the case is set for trial to commence in May 2005. It is the opinion of management that the ultimate outcome of this matter will not have a material adverse effect upon the Company’s financial position, results of operations, or cash flows.

19.	Related Party Transactions

Loans to Executive Officer
      In October 2001, we provided loans to Dr. Edward Rudnic, our president, chief executive officer and a director, and two trusts affiliated with Dr. Rudnic, that are evidenced by full recourse notes in the aggregate principal amount of $121,500. The notes bear interest at a fixed annual interest rate of 5.5%, with the interest payable annually, and mature in October 2006. The proceeds from these notes were used to exercise options to purchase 295,069 shares of our common stock (see Note 15). The loans are secured by 295,069 shares of our common stock issued to Dr. Rudnic and the two trusts, plus any additional shares purchased by these holders. Following exercise, Dr. Rudnic transferred by gift a total of 38,250 shares of our common stock to five family members and two other individuals. The shares of common stock remain pledged to secure the loans to Dr. Rudnic. As of December 31, 2004 and 2003, the total amount outstanding under the loans was $123,171 and $122,613, including accrued interest which is paid annually.

Consulting Arrangements
      In December 2002, the Company entered into a consulting arrangement with Mr. James D. Isbister, the chairman of our board of directors, which provides for a payment to Mr. Isbister of $60,000 per year in exchange for consulting services. These consulting services include tactical advice and planning with regard to corporate operations, financing approaches, and product development and commercialization strategies.
      Effective May 1, 2004, Mr. James D. Isbister retired as the chairman of the board of directors. At that time, the Company entered into a new agreement with Mr. Isbister which provides for a payment to him of up to $100,000 per year in exchange for consulting services. The initial term of the agreement is for 40 months, and it may be renewed by mutual agreement.
      Also on May 1, 2004, Mr. Isbister and the Company entered into an agreement to amend the stock option agreements with Mr. Isbister, to provide for the continued vesting of unvested restricted stock and for accelerated

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      In December 2002, the Company entered into a consulting agreement with Jenefir D. Isbister, Ph.D., the spouse of Mr. James Isbister and a professor and research microbiologist at George Mason University. Under the terms of the consulting agreement, the Company pays Dr. Isbister $1,500 per day for consultation and research support services in connection with our identification and development of pulsatile antibiotic delivery strategies. Due to the retirement of her husband from the Board of Directors on May 1, 2004, Dr. Isbister is no longer a related party. In 2004 (through May, 2004), 2003 and 2002, the Company paid an aggregate of $28,000, $56,000 and $65,100, respectively to Dr. Isbister under this agreement. The Company also granted options to Dr. Isbister that were exercised for 43,714 shares of our common stock at a weighted average exercise price of $0.53 per share.

20.	Quarterly Financial Data (Unaudited)
      The following table presents unaudited quarterly financial data of the Company. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

					Basic and
					Diluted
					Net Loss
				Net Loss	Per Share
				Applicable to	Applicable to
		Operating		Common	Common
	Revenue	Loss	Net Loss	Stockholders	Stockholders

Year ended December 31, 2004
First quarter	$312,500	$(10,810,926)	$(10,620,800)	$(10,620,800)	$(0.47)
Second quarter	854,454	(8,646,781)	(8,490,152)	(8,490,152)	(0.37)
Third quarter	3,073,740	(9,405,491)	(9,228,081)	(9,228,081)	(0.41)
Fourth quarter	7,117,338	(5,810,963)	(5,665,680)	(5,665,680)	(0.25)
Year ended December 31, 2003
First quarter	$—	$(3,237,382)	$(3,253,184)	$(3,271,762)	$(3.33)
Second quarter	—	(4,153,926)	(4,236,279)	(4,255,062)	(4.04)
Third quarter(a)	312,500	(6,534,493)	(8,152,710)	(29,135,970)	(20.19)
Fourth quarter	3,312,500	(5,471,281)	(5,333,011)	(5,429,183)	(0.29)

Note (a):	The third quarter of fiscal 2003 was the Company’s first quarter of revenue recognition. Also in the third quarter of fiscal 2003, a beneficial conversion feature for deemed interest expense of $1,666,667 was included in Operating Loss and an additional $20,907,620 for a beneficial conversion feature for a deemed dividend to preferred stockholders was included in the calculation of the Net Loss Applicable to Common Stockholders.