Form 10-Q
period 2005-03-31
ADVANCIS PHARMACEUTICAL CORP
filed 2005-05-11
CIK 1161924

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
None
(Former name, former address and former
fiscal year — if changed since last report)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of May 3, 2005, 29,696,467 shares of common stock of the Registrant were outstanding.

ADVANCIS PHARMACEUTICAL CORPORATION
INDEX
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
ADVANCIS PHARMACEUTICAL CORPORATION
BALANCE SHEETS

	March 31, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,752,025	$10,395,757
Marketable securities	16,533,356	19,656,180
Accounts receivable, net	235,350	206,001
Inventories	303,068	179,738
Prepaid expenses and other current assets	672,486	1,044,389

Total current assets	23,496,285	31,482,065
Property and equipment, net	16,512,778	16,524,342
Restricted cash	1,918,546	1,913,314
Deposits	364,125	264,125
Notes receivable	121,500	121,500
Intangible assets, net	10,403,260	10,692,679

Total assets	$52,816,494	$60,998,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,762,630	$3,886,563
Accrued expenses	6,038,245	4,161,000
Lines of credit — current portion	998,528	1,009,975
Deferred contract revenue	1,717,243	2,552,357

Total current liabilities	12,516,646	11,609,895
Lines of credit — noncurrent portion	1,243,391	1,492,412
Note payable	75,000	75,000
Deferred contract revenue	8,819,444	6,861,111
Deferred rent and credit on lease concession	1,244,485	1,221,228

Total liabilities	23,898,966	21,259,646

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value; 225,000,000 shares authorized; 22,777,267 shares and 22,706,679 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	227,773	227,067
Capital in excess of par value	120,369,565	120,315,949
Deferred stock-based compensation	(2,100,917)	(2,607,247)
Accumulated deficit	(89,495,334)	(78,106,731)
Accumulated other comprehensive income (loss)	(83,559)	(90,659)

Total stockholders’ equity	28,917,528	39,738,379

Total liabilities and stockholders’ equity	$52,816,494	$60,998,025

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION
STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2005	2004

	(Unaudited)
Revenues:
Product sales	$999,875	$—
Contract revenue	416,667	312,500
Reimbursement of development costs	3,210,114	—

Total revenues	4,626,656	312,500

Costs and expenses:
Cost of product sales	76,031	—
Research and development	13,239,645	7,889,823
Selling, general and administrative	2,829,562	3,233,603

Total expenses	16,145,238	11,123,426

Loss from operations	(11,518,582)	(10,810,926)
Interest income	162,078	214,417
Interest expense	(32,099)	(24,291)

Net loss	$(11,388,603)	$(10,620,800)

Basic and diluted net loss per share	$(0.50)	$(0.47)

Shares used in calculation of basic and diluted net loss per share	22,747,503	22,666,229

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other
			Capital in	Deferred		Comprehensive	Total
	Common	Par	Excess of	Stock-Based	Accumulated	Income	Stockholders’
	Shares	Value	Par Value	Compensation	Deficit	(Loss)	Equity

	(Unaudited)
Balance at December 31, 2004	22,706,679	$227,067	$120,315,949	$(2,607,247)	$(78,106,731)	$(90,659)	$39,738,379
Exercise of stock options	31,657	317	17,889	—	—	—	18,206
Issuance of restricted stock	38,931	389	23,748	—	—	—	24,137
Issuance of stock options for services	—	—	11,979	—	—	—	11,979
Amortization of deferred stock based compensation	—	—	—	506,330	—	—	506,330
Comprehensive income (loss):
Net loss	—	—	—	—	(11,388,603)	—	(11,388,603)
Unrealized gain on marketable securities	—	—	—	—	—	7,100	7,100

Total comprehensive loss							(11,381,503)

Balance at March 31, 2005	22,777,267	$227,773	$120,369,565	$(2,100,917)	$(89,495,334)	$(83,559)	$28,917,528

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2005	2004

	(Unaudited)
Cash flows from operating activities:
Net loss	$(11,388,603)	$(10,620,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,001,306	384,329
Stock-based compensation	518,309	1,339,805
Deferred rent and credit on lease concession	23,257	(20,750)
Amortization of premium on marketable securities	129,924	401,180
Changes in:
Accounts receivable	(29,349)	3,000,000
Inventories	(123,330)	—
Prepaid expenses and other current assets	371,903	90,923
Deposits other than on property and equipment	(100,000)	—
Accounts payable	(123,933)	(308,922)
Accrued expenses	1,983,571	562,022
Deferred contract revenue	1,123,219	(312,500)

Net cash used in operating activities	(6,613,726)	(5,484,713)

Cash flows from investing activities:
Purchase of marketable securities	—	(13,903,409)
Sale and maturities of marketable securities	3,000,000	—
Purchases of property and equipment	(782,512)	(2,704,747)
Deposits on property and equipment	—	(270,310)
Restricted cash	(5,232)	(7,355)

Net cash provided by (used in) investing activities	2,212,256	(16,885,821)

Cash flows from financing activities:
Proceeds from lines of credit	—	807,249
Payments on lines of credit	(260,468)	(222,553)
Proceeds from exercise of common stock options	18,206	3,728

Net cash provided by (used in) financing activities	(242,262)	588,424

Net increase (decrease) in cash and cash equivalents	(4,643,732)	(21,782,110)
Cash and cash equivalents, beginning of period	10,395,757	37,450,490

Cash and cash equivalents, end of period	$5,752,025	$15,668,380

Supplemental disclosure of cash flow information:
Cash paid for interest	$32,099	$27,014

Supplemental disclosure of noncash transactions:
Reclassification of liability related to early exercises of restricted stock to equity upon vesting of the restricted stock	$24,137	$24,137

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation
      The accompanying unaudited financial statements of Advancis Pharmaceutical Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.
      Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

Accounts Receivable
      Accounts receivable represent amounts due from wholesalers for sales of pharmaceutical products. Allowances for estimated product returns, discounts, and chargebacks are recorded as reductions to gross accounts receivable. Amounts due for estimated rebates payable to third parties are included in accrued liabilities.

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

	Three Months Ended March 31,

	2005	2004

	(Unaudited)
Net loss, as reported	$(11,388,603)	$(10,620,800)
Add — Stock-based employee compensation expense determined under the intrinsic value method	506,330	1,062,281
Less — Stock-based employee compensation expense determined under the fair value based method	(2,041,707)	(1,562,611)

Pro forma net loss	$(12,923,980)	$(11,121,130)

Net loss per share:
Basic and diluted, as reported	$(0.50)	$(0.47)

Basic and diluted, pro forma	$(0.57)	$(0.49)

Earnings Per Share
      Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of common stock equivalents outstanding during the period, including outstanding stock options, is measured by the treasury stock method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company incurred net losses for the three months ended March 31, 2005 and 2004, and, accordingly, did not assume exercise of any of the Company’s outstanding stock options, because to do so would be antidilutive.

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following are the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	March 31,

(Number of Underlying Common Shares)	2005	2004

	(Unaudited)
Stock options	4,823,248	3,319,098
Nonvested restricted stock	379,507	358,174

Total	5,202,755	3,677,272

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-based Compensation.” SFAS 123R requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option pricing model, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting for share-based payments. In April 2005, the SEC announced that the effective date to implement SFAS 123R has been delayed for certain public companies. Accordingly, the Company plans to begin recognizing the expense associated with its share-based payments, as determined using a fair value-based method, in its statement of operations beginning on January 1, 2006. Adoption of the expense provisions of SFAS 123R is expected to have a material impact on the Company’s results of operations. The standard allows three alternative transition methods for public companies: modified prospective application without restatement of prior interim periods in the year of adoption; modified prospective application with restatement of prior interim periods in the year of adoption; and retroactive application with restatement of prior financial statements to include the same amounts that were previously included in pro forma disclosures. The Company has not determined which transition method it will adopt.

3.	Revenue
      The Company records revenue from sales of pharmaceutical products (Keflex) and from the recognition of revenue earned under collaboration agreements.
      Product Sales. The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 50.1%, 26.0%, and 14.8% of the Company’s net revenues from product sales in the three-month period ending March 31, 2005.
      Collaboration with Par Pharmaceutical for Amoxicillin PULSYS. In May 2004, the Company entered into an agreement with Par Pharmaceutical to collaborate in the further development and commercialization of a PULSYS-based amoxicillin product. The Company will conduct the development program, including the manufacture of clinical supplies and the conduct of clinical trials, and be responsible for obtaining regulatory approval for the product. The Company will own the product trademark and manufacture or arrange for supplies of the product for commercial sales. Par will be the sole distributor of the product. Both parties will share commercialization expenses, including pre-marketing costs and promotion costs, on an equal basis. Operating profits from sales of the product will also be shared on an equal basis. Under the agreement, the Company received an upfront fee of $5 million and a commitment from Par to fund all further development expenses. Development expenses incurred by the Company will be partially funded by quarterly payments aggregating $28 million over the period July 2004 through October 2005, of which up to $14 million is contingently refundable. Revenue related to the receipt of the quarterly payments is recognized based on actual costs incurred as the work is performed, limited to the minimum amounts expected to be received under the agreement and excluding amounts contingent on future events or that are contingently refundable,

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
with the balance of cash received in excess of revenue recognized recorded as deferred revenue. The excess of the development costs incurred by the Company over the quarterly payments made by Par will be funded subsequent to commercialization, by the distribution to the Company of Par’s share of operating profits until the excess amount has been reimbursed. The Company does not record any amounts as revenue on a current basis which are dependent on achievement of future operating profits. The $5.0 million upfront payment is being amortized on a straight-line basis through May 2007, with $416,667 recognized as contract revenue for the three-month period ended March 31, 2005, and $3,611,110 recorded as deferred revenue as of March 31, 2005. Revenue recognized by the Company for reimbursement of development expenses was $3,210,114 for the three-month period ended March 31, 2005, with $6,925,577 recorded as deferred revenue as of March 31, 2005.

4.	Marketable Securities
      Marketable securities, including accrued interest, at March 31, 2005 were as follows:

	March 31, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value

	(Unaudited)
Marketable securities:
Corporate debt securities	$13,589,750	$—	$(60,508)	$13,529,242
Government agency securities	3,027,165	—	(23,051)	3,004,114

	$16,616,915	$—	$(83,559)	$16,533,356

      Maturities of the Company’s marketable securities at March 31, 2005 are as follows:

	March 31, 2005

Available-for-sale	Amortized Cost	Fair Value

	(Unaudited)
Maturities of marketable securities:
Less than one year	$16,616,915	$16,533,356
Greater than one year	—	—

	$16,616,915	$16,533,356

5.	Accounts Receivable
      Accounts receivable, net, consists of the following:

	March 31,	December 31,
	2005	2004

	(Unaudited)
Accounts receivable for product sales, gross	$535,315	$478,684
Allowances for discounts, returns, and chargebacks	(299,965)	(272,683)

Accounts receivable for product sales, net	$235,350	$206,001

      The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 43.2%, 35.4%, and 15.0% of the Company’s accounts receivable for product sales as of March 31, 2005.

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment
      Property and equipment consists of the following:

	Estimated Useful Life	March 31,	December 31,
	(Years)	2005	2004

	(Unaudited)
Construction in progress	—	$856,613	$459,148
Computer equipment	3	1,003,990	1,003,229
Furniture and fixtures	3-10	1,355,643	1,355,643
Equipment	3-10	8,888,309	8,589,960
Leasehold improvements	Shorter of economic lives or lease term	8,719,668	8,715,920

Subtotal		20,824,223	20,123,900
Less — accumulated depreciation		(4,311,445)	(3,599,558)

Property and equipment, net		$16,512,778	$16,524,342

      During the three-month period ended March 31, 2005 the Company expended approximately $782,000 to purchase primarily laboratory and manufacturing equipment.

7.	Intangible Assets
      Intangible assets at March 31, 2005 and December 31, 2004 consist of the following:

	March 31, 2005

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(Unaudited)
Keflex brand rights	$10,954,272	$(821,574)	$10,132,698
Keflex non-compete agreement	251,245	(37,683)	213,562
Patents acquired	120,000	(63,000)	57,000

Intangible assets	$11,325,517	$(922,257)	$10,403,260

	December 31, 2004

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Keflex brand rights	$10,954,272	$(547,716)	$10,406,556
Keflex non-compete agreement	251,245	(25,122)	226,123
Patents acquired	120,000	(60,000)	60,000

Intangible assets	$11,325,517	$(632,838)	$10,692,679

      Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The Keflex brand rights are amortized over 10 years, the non-compete agreement with Eli Lilly and Company is amortized over 5 years, and certain acquired patents are amortized over 10 years.
      Amortization expense for acquired intangible assets with definite lives was $289,419 for the three-month period ended March 31, 2005 and $3,000 for the three-month period ended March 31, 2004, For the year ending December 31, 2005 and for the next five years, annual amortization expense for acquired intangible assets will be approximately $1.2 million per year.

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

9.	Accrued Expenses
      Accrued expenses consist of the following:

	March 31,	December 31,
	2005	2004

	(Unaudited)
Bonus	$356,934	$895,000
Professional fees	576,069	381,501
Relocation	107,048	120,305
Severance	145,271	286,515
Insurance and benefits	382,071	178,624
Liability for exercised unvested stock options	43,343	67,481
Research and development expenses	3,514,037	1,543,164
Other expenses	538,472	231,221
Equipment and construction costs	375,000	457,189

Total accrued expenses	$6,038,245	$4,161,000

10.	Stock Option Grants
      On January 24, January 28, and March 29, 2005 the Company granted stock options to purchase up to 957,850, 150,000, and 26,650 shares of common stock, respectively, to certain employees and scientific advisory board members. The exercise price of the options is the fair market price of the Company’s stock on the grant date.

11.	Commitments and Contingencies
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

12.	Subsequent Event
      In April 2005, the Company closed a private placement of common stock and warrants to purchase common stock, resulting in the receipt of $27.25 million in gross proceeds. The newly issued shares were priced at $3.98, the closing price of the Company’s common stock on April 25, 2005. Investors in the private placement also received five-year warrants to purchase approximately 2.4 million shares of common stock at an exercise price of $4.78 per share.
      Following the completion of the offering, the Company was advised by The Nasdaq Stock Market that the offering was completed at a price determined by Nasdaq to be less than market value. Nasdaq determined that the market value of the transaction was $4.03375 per share. As a result, Nasdaq determined that the offering required stockholder approval because it represented 20 percent or more of the Company’s total outstanding shares and included an affiliate of two directors of the Company.
      In response to this notice of deficiency by Nasdaq, the Company intends to seek stockholder approval for the offering. A special meeting of stockholders will be held as soon as practicable. The Company believes that stockholder approval is assured because the holders of a majority of the Company’s common stock have agreed to vote in favor of the transaction. Based on conversations with representatives of Nasdaq, the Company believes that the proposed stockholder approval will resolve the deficiency.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Form 10-Q and the financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Annual Report on Form  10-K. This discussion contains forward-looking statements the accuracy of which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed herein and in our 2004 Annual Report. See “Forward-looking Statements.”

Our Business
      Advancis Pharmaceutical Corporation was incorporated in Delaware in December 1999 and commenced operations on January 1, 2000. We are a pharmaceutical company focused on developing and commercializing pulsatile drug products that fulfill unmet medical needs in the treatment of infectious disease. We are developing a broad portfolio of drugs based on the novel biological finding that bacteria exposed to antibiotics in front-loaded, sequential bursts, or pulses, are killed more efficiently than those exposed to standard antibiotic treatment regimens. We currently have 16 issued U.S. patents covering our proprietary once-a-day pulsatile delivery technology called PULSYS. We have initially focused on developing pulsatile formulations of approved and marketed drugs that no longer have patent protection or that have patents expiring in the next three years. Our lead pulsatile product candidates, based on the antibiotic amoxicillin, are currently under evaluation in two separate Phase III clinical trials. We also have an additional four pulsatile drugs or drug product combination candidates in preclinical development. At the end of the second quarter of 2004, we acquired the U.S. rights to Keflex (cephalexin) from Eli Lilly and Company.

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

Management Review of First Quarter of 2005 and Focus for 2005
      The following is a summary of key events that occurred in the first quarter of 2005.

PULSYS product development and collaborations
      Our current focus is on the successful development and commercialization of our pulsatile product candidates, initially Amoxicillin PULSYS.

•	In March 2005, we announced the completion of enrollment for our adult and adolescent Amoxicillin PULSYS Phase III clinical trial for the treatment of pharyngitis/tonsillitis due to Group A streptococcal infections. This pivotal program is designed as a 500 patient, double-blind, double-dummy, non-inferiority Phase III trial for a tablet formulation of Amoxicillin PULSYS. Top-line results are expected by the end of the second quarter of 2005.

•	In April 2005, we announced the completion of enrollment for our pediatric Amoxicillin PULSYS Phase III clinical trial for the treatment of pharyngitis/tonsillitis due to Group A streptococcal infections. This pivotal program is designed as a 500-patient, investigator-blind, non-inferiority Phase III trial for a “sprinkle” formulation of Amoxicillin PULSYS. Top-line results are expected early in the third quarter of 2005.

•	Certain batches of clinical trial materials used in our adult and pediatric Phase III clinical trials were manufactured by Clonmel Healthcare, Limited. In April 2005, we announced the signing of an agreement with Clonmel for the commercial supply of Amoxicillin PULSYS products.

•	During the first quarter of 2005, we received $4.75 million from Par for quarterly funding payments under the Amoxicillin PULSYS collaboration, and we recognized revenue from the collaboration of approximately $3.2 million.

Marketed Products
      At the end of the second quarter of 2004, we acquired the Keflex brand of cephalexin from Eli Lilly and Company. Cephalexin had retail sales of $545 million in 2004, on a prescription base of 25 million.

•	In the first quarter of 2005, net sales of our branded Keflex products were approximately $1.0 million.

•	We began pre-clinical work on a once-daily version of Keflex PULSYS and also began development of additional non-PULSYS Keflex products.

Other Events

•	In April 2005, the Company closed a private placement of 6,846,735 shares of its common stock at a price of $3.98 per share, and warrants to purchase a total of 2,396,357 shares of common stock at an exercise price of $4.78, resulting in gross proceeds to the Company of $27.25 million.

Focus for 2005
      Our primary focus for 2005 and 2006 is to fully develop and commercialize our Amoxicillin PULSYS product candidates, which are currently in Phase III trials for pharyngitis/tonsillitis. We intend to develop an additional amoxicillin/clavulanate PULSYS product candidate to address pediatric otitis media. We also intend to focus our development efforts on a PULSYS version of Keflex, with Phase I/ II clinical trials expected in late 2005. In addition, we expect to continue the evaluation of our preclinical product candidates.

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

      Summary of Product Development Initiatives. The following table summarizes our product development initiatives for the three-month periods ended March 31, 2005 and 2004.

	Three Months Ended
	March 31,		Clinical
			Development
	2005	2004	Phase

Direct Project Costs(1)
Amoxicillin(2)	$10,028,000	$3,116,000	Phase III
Keflex (Cephalexin)(3)	729,000	—	Preclinical
Amoxicillin/ Clavulanate(4)	1,000	2,000	Preclinical
Generic Clarithromycin(5)	13,000	1,469,000	Suspended
Other Product Candidates	251,000	1,750,000	Preclinical

Total Direct Project Costs	11,022,000	6,337,000

Indirect Project Costs(1)
Facility	904,000	530,000
Depreciation	644,000	346,000
Patent	90,000	110,000
Other Indirect Overhead	580,000	567,000

Total Indirect Expense	2,218,000	1,553,000

Total Research & Development Expense	$13,240,000	$7,890,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

(2)	We have both pediatric and adult amoxicillin formulations in clinical development. We have entered into an agreement under which Par Pharmaceutical will be responsible for funding the anticipated future development costs of this product. See “Our Collaboration with Par Pharmaceutical for Amoxicillin PULSYS” below. Phase III dosing for the adolescent/adult formulation commenced October 15, 2004 and dosing for the pediatric formulation commenced on January 5, 2005. See “Amoxicillin PULSYS Phase III” below.

(3)	We have begun preclinical work on a once-daily version of Keflex PULSYS and also began development of additional non-PULSYS Keflex products.

(4)	We entered into an agreement under which GlaxoSmithKline (GSK) was responsible for funding future clinical development of this product. GSK terminated this agreement, effective December 15, 2004, and has discontinued its development efforts for this product. In December 2004, our amoxicillin collaboration with Par was revised to include development of an amoxicillin/clavulanate PULSYS product for the treatment of otitis media.

(5)	In September 2003, we entered into an agreement pursuant to which we licensed to Par Pharmaceutical the distribution and marketing rights to our generic formulation of Abbott’s Biaxin XL (extended release clarithromycin). During the third quarter of 2004, we conducted bioequivalence studies on two revised formulations of the generic product, with both formulations failing to achieve bioequivalence. We concluded that due to the non-core nature of the product, the expense involved in the development of additional formulations, the continued redirection of our resources required to pursue the product, and the reduced market potential given the emergence of competing products, we would discontinue further development work on the product.
      Amoxicillin PULSYS Phase III. We completed enrollment in our adolescent and adult Phase III trial on March 29, 2005, with 510 patients enrolled. Our adolescent and adult pivotal trial for a tablet form of amoxicillin was designed as a 500-patient, double-blind, double-dummy, non-inferiority Phase III trial and was conducted at 64 investigator sites across the country. The study began enrollment on October 15, 2004.
      We announced that we had completed enrollment in our pediatric Amoxicillin PULSYS Phase III trial on April 25, 2005, with a total of 579 children enrolled. Our Phase III trial for Amoxicillin PULSYS in a “sprinkle” formulation for pediatric patients began enrollment on January 5, 2005. This trial was designed as a 500-patient investigator-blind, non-inferiority Phase III trial for a pulsatile form of amoxicillin and was conducted at 77 investigator sites across the country and included many of the key opinion leaders in the pediatric field.
      Our Phase III clinical program is designed to support product approvals for Amoxicillin PULSYS for the treatment of acute pharyngitis and/or tonsillitis due to Group A streptococcal infections. We expect to report top-line results from the adult trial in mid-June 2005, and to report top-line results from the pediatric trial in July 2005. If the trials are successful, we expect to file separate 505(b)(2) New Drug Applications with the FDA for each product by year-end 2005.

Stock-Based Compensation
      Employees. We have recorded deferred stock-based compensation expense in connection with the grant of certain stock options to employees. Deferred stock-based compensation for options granted to employees is the difference between the fair value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. We recorded amortization of deferred stock-based compensation related to employees of approximately $506,000 for the three-month period ended March 31, 2005.
      Non-employee Consultants. We recorded stock-based compensation expense of $12,000 during the three month period ended March 31, 2005, for options granted to non-employee consultants and scientific advisory board (SAB) members in accordance with Statement of Financial Accounting Standards No. 123 based on the fair value of the equity instruments issued. Stock-based compensation for options granted to non-employee consultants and SAB members is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force Issue No. 96-18. We recognize an expense for such options throughout the vesting period as the services are provided by the non-employee consultants and SAB members. As of March 31, 2005, the balance of unamortized stock-based compensation for options granted to non-employees was approximately $90,000. This amount will be adjusted based on changes in the fair value of the options at the end of each reporting period.

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
      For accounting purposes, we are recognizing revenue for the upfront fee on a straight line basis over the estimated development period. We are recognizing revenue for reimbursement of development costs as the actual costs to perform the work are incurred. Revenue recognized is limited to mininum amounts expected to be received under the specific agreements and excludes amounts contingent on future events, such as successful commercialization, and amounts that are contingently refundable.
      In December 2004, our amoxicillin collaboration with Par was revised to include the development of an amoxicillin/clavulanate PULSYS product for the treatment of otitis media.

Acquisition of Keflex Brand Rights
      On June 30, 2004, we acquired the U.S. rights to the Keflex brand of cephalexin from Eli Lilly and Company. The purchase price was $11.2 million, including transaction costs, which was paid in cash from our working capital. The asset purchase includes the exclusive rights to manufacture, market and sell Keflex in the United States and Puerto Rico. We also acquired Keflex trademarks, technology and new drug applications (NDAs) supporting the approval of Keflex. In addition, on June 30, 2004, we entered into a manufacturing supply agreement with Eli Lilly, under which Lilly has agreed to continue to manufacture and supply Keflex products for us for a transition period, unless we terminate the agreement at an earlier date. In December 2004, we entered into an agreement for the future supply of Keflex with Ceph International Corporation in Puerto Rico.
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
Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004
      Revenues. We recorded revenues of $4,627,000 and $313,000 during the three month periods ended March 31, 2005 and 2004, respectively, as follows:

	Three Months Ended
	March 31,

	2005	2004

Keflex product sales — net	$1,000,000	$—
Amortization of upfront licensing fees:
GSK	—	313,000
Par — amoxicillin	417,000	—
Reimbursement of development costs — Par amoxicillin	3,210,000	—

Total	$4,627,000	$313,000

      Product sales of Keflex commenced in July 2004, subsequent to the purchase of the brand rights in the U.S. market from Eli Lilly.
      Revenues recognized in 2004 for amortization of upfront licensing fees represent the amortization of a $5.0 million upfront payment received from GlaxoSmithKline (GSK) in 2003, of which the remainder was recognized in the fourth quarter of 2004 due to the termination of the collaboration agreement, and for 2005 represented the amortization of a $5.0 million upfront payment received from Par Pharmaceutical in May 2004, which is expected to be amortized into revenue on a straight-line basis through May 2007.
      Reimbursement of development costs revenue in 2005 of $3,210,000 related to the Par Amoxicillin agreement was recognized based on the related costs incurred.
      Cost of Product Sales. Cost of product sales represents the purchase cost of the Keflex products sold during the quarter. Cost of product sales was $76,000 in 2005, compared to zero in 2004.
      Research and Development Expenses. Research and development expenses increased by $5.4 million, or 68%, to $13.2 million for the three months ended March 31, 2005 compared to $7.9 million for the three months ended March 31, 2004. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.
      The following table discloses the components of research and development expenses reflecting all of our project expenses.

	Three Months Ended
	March 31,

Research and Development Expenses	2005	2004

Direct project costs:
Personnel, benefits and related costs	$2,385,000	$2,318,000
Stock-based compensation	202,000	666,000
Contract R&D, consultants, materials and other costs	2,047,000	1,669,000
Clinical trials	6,388,000	1,684,000

Total direct costs	11,022,000	6,337,000
Indirect project costs	2,218,000	1,553,000

Total	$13,240,000	$7,890,000

      Direct costs increased $4.7 million as a result of an increase of $6.9 million relating to the development of our pulsatile amoxicillin product candidates, less decreases in generic clarithromycin of $1.5 million and other product candidates of $0.7 million.
      Contract research and development, consulting, materials and other direct costs increased $0.4 million in preparation for our amoxicillin clinical trials, and clinical trials expense increased $4.7 million as we reached a level of intensive effort in the amoxicillin Phase III trials.
      Indirect project costs also increased by $0.7 million, primarily due to an increase in facility-related costs of $0.4 million and equipment depreciation of $0.3 million, resulting from the opening of our new corporate, research and development facility and acquisition of product manufacturing equipment used to produce amoxicillin for clinical trials.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.4 million, or 12%, to $2.8 million for the three months ended March 31, 2005 from $3.2 million for the three months ended March 31, 2004.

	Three Months Ended
	March 31,

Selling, General and Administrative Expenses	2005	2004

Salaries, benefits and related costs	$778,000	$781,000
Stock-based compensation	316,000	674,000
Legal and consulting expenses	471,000	755,000
Other expenses	1,265,000	1,024,000

Total	$2,830,000	$3,234,000

      Selling, general and administrative expenses consist of salaries and related costs for executive and other administrative personnel, selling and product distribution costs, professional fees and facility costs. Stock-based compensation costs decreased $0.4 million as the employee-based option expense recognized under APB Opinion 25 is recorded using an accelerated method of amortization. Legal and consulting costs decreased $0.3 million due primarily to a higher level of legal activity in 2004 in support of collaboration agreement negotiations. Other expenses increased $0.2 million, primarily due to amortization of the Keflex intangible assets of $0.3 million.
      Net Interest Income (Expense). Net interest income in the three months ended March 31, 2005 was $130,000 compared to net interest income of $190,000 in the three months ended March 31, 2004. Interest income was higher in 2004 as increased balances in cash, cash equivalents and marketable securities in 2004 generated substantially higher interest income than in 2005.

	Three Months Ended
	March 31,

	2005	2004

Interest income	$162,000	$214,000
Interest expense	(32,000)	(24,000)

Total, net	$130,000	$190,000

Liquidity and Capital Resources
      We have funded our operations principally with the proceeds of $54.5 million from a series of five preferred stock offerings and one issue of convertible notes over the period 2000 through 2003 and the net proceeds of $54.3 million from our initial public offering in October 2003. Additionally, we have received funding of $8.0 million and $18.75 million from GlaxoSmithKline and Par Pharmaceutical, respectively, as a result of collaboration agreements for the development of new products, as well as cash of $3.3 million from net product sales of existing Keflex brand antibiotics. Also, we completed a private placement of common stock for gross proceeds of $27.25 million in April 2005.

Cash and Marketable Securities
      At March 31, 2005 cash, cash equivalents and marketable securities were $22.3 million compared to $30.1 million at December 31, 2004.

	March 31,	December 31,
	2005	2004

Cash and cash equivalents	$5,752,000	$10,396,000
Marketable securities	16,533,000	19,656,000

Total	$22,285,000	$30,052,000

      Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities are also highly-liquid investments and are classified as available-for-sale, as they can be utilized for current operations. Our investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/ P1. Our objective is to limit the investment portfolio to a maximum average duration of approximately one year, with no individual investment exceeding a two-year duration. At March 31, 2005 no security was held with a maturity greater than 1 year from that date.
      Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Cash Flow
      The following table summarizes our sources and uses of cash and cash equivalents for the three-month periods ending March 31, 2005 and 2004.

	Three Months Ended
	March 31,

	2005	2004

Net cash used in operating activities	$(6,614,000)	$(5,484,000)
Net cash provided by (used in) investing activities	2,212,000	(16,886,000)
Net cash provided by (used in) financing activities	(242,000)	588,000

Net increase (decrease) in cash and cash equivalents	$(4,644,000)	$(21,782,000)

Operating Activities
      Net cash used in operating activities in the three-month period ending March 31, 2005 was $6.6 million, primarily due to the net loss of $11.4 million as adjusted for noncash charges and the timing of revenue recognition. Cash used in operating activities is less than the net loss for accounting purposes by $4.8 million for the following reasons:

•	Cash receipts exceeded revenue recognized by $1.2 million, due to timing of revenue recognized under collaboration contracts for accounting purposes, primarily attributable to deferred recognition of upfront payments received;

•	Cash expenditures were approximately $3.5 million less than expenses for accounting purposes, primarily due to noncash expenses for depreciation, amortization, and stock-based compensation and the timing of payment for accrued research and development expenses; and

•	Interest income received in cash was $0.1 million higher than interest income for accounting purposes, as the premium paid for marketable securities with relatively high interest rates is charged against interest income.
      Net cash used in operating activities in the three-month period ending March 31, 2004 was $5.5 million, primarily due to the net loss of $10.6 million as adjusted for noncash charges and the timing of revenue recognition. Cash used in operating activities is less than the net loss for accounting purposes by $5.1 million for the following reasons:

•	Cash receipts exceeded revenue recognized by $2.7 million, due to receipt of a $3.0 million milestone payment from GSK net of revenue recognized of $0.3 million;

•	Cash expenditures were approximately $2.0 million less than expenses for accounting purposes, primarily due to noncash expenses for depreciation, amortization, and stock-based compensation; and

•	Interest income (expense), net, received in cash was $0.4 million higher than interest income (expense) for accounting purposes, as the premium paid for marketable securities with relatively high interest rates is charged against interest income.

Investing Activities
      Net cash provided by investing activities during the three-month period ending March 31, 2005 was $2.2 million. The most significant investing activities included the maturity of $3.0 million of marketable securities and the purchase of property and equipment for $0.8 million.
      Net cash used in investing activities during the three-month period ending March 31, 2004 was $16.9 million. $3.0 million was used for the purchase of equipment for the Company’s research and development operations, and $13.9 million was invested in marketable securities.

Financing Activities
      Net cash used in financing activities for the three-month period ending March 31, 2005 was $0.3 million. The major financing activity was repayment of $0.3 million on the Company’s existing borrowings.
      Net cash provided by financing activities for the three-month period ending March 31, 2004 was $0.6 million. The major financing activities included proceeds from lines of credit of $0.8 million and repayments on lines of credit of $0.2 million.

Borrowings
      We are a party to four credit facilities for an aggregate amount of $5.9 million used to finance the purchase of equipment and to one loan agreement for $75,000 with a local government development fund. Of the total amount, $2.3 million was outstanding as of March 31, 2005, as summarized in the following table:

	As of March 31, 2005

			Remaining
		Amount	Amount
Debt Obligations	Interest Rates	Outstanding	Available

Fixed rate borrowings	5.00% — 11.62%	$294,000	$—
Variable rate borrowings	LIBOR or Fixed Cost of Funds plus 250 — 280 basis points	2,023,000	—

Totals		$2,317,000	$—

      We do not currently hedge fixed or variable rate borrowings.

Stock Issuances
      In April 2005, the Company closed a private placement of common stock and warrants to purchase common stock, resulting in the receipt of $27.25 million in gross proceeds. The newly issued shares were priced at $3.98, the closing price of the Company’s common stock on April 25, 2005. Investors in the private placement also received five-year warrants to purchase approximately 2.4 million shares of common stock at an exercise price of $4.78 per share.
      Following the completion of the offering, the Company was advised by The Nasdaq Stock Market that the offering was completed at a price determined by Nasdaq to be less than market value. Nasdaq determined that the market value of the transaction was $4.03375 per share. As a result, Nasdaq determined that the offering required stockholder approval because it represented 20 percent or more of the Company’s total outstanding shares and included an affiliate of two directors of the Company.
      In response to this notice of deficiency by Nasdaq, the Company intends to seek stockholder approval for the offering. A special meeting of stockholders will be held as soon as practicable. The Company believes that stockholder approval is assured because the holders of a majority of the Company’s common stock have agreed to vote in favor of the transaction. Based on conversations with representatives of Nasdaq, the Company believes that the proposed stockholder approval will resolve the deficiency.

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
      In April 2005, we entered into agreements under which Clonmel Healthcare, Limited will provide us with a commercial supply of Amoxicillin PULSYS products which are currently being evaluated in Phase III clinical trials. Under the agreements, we will fund expansion of Clonmel’s facility and certain equipment additions to support the commercial manufacturing program. The facility expansion is currently being designed, and the total estimated cost is not yet determined. The build-out agreement may be terminated by us with 30 days’ notice, in which case we would be liable to Clonmel for their actual incurred costs to date, which were immaterial as of March 31, 2005.

Prospective Information
      We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additions to personnel and clinical trials. We expect that our selling, general and administrative expenses will increase in the future as we expand our business development, legal and accounting staff, and add infrastructure to our organization. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of regulatory approvals, payments received or made under current or anticipated collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing and our or our partners’ success in developing markets for our product candidates.
      We anticipate that our existing cash, cash equivalents and marketable securities, together with anticipated funds under our existing amoxicillin collaboration with Par and from our Keflex product sales, will be sufficient to fund our planned operating expenses, debt repayments and capital equipment requirements well into 2006. Assuming positive Phase III trial results and FDA approval of the Company’s Amoxicillin PULSYS products, we may consider raising additional capital on favorable terms later in 2005 or 2006 to support the expected late-2006 commercial launch of Amoxicillin PULSYS products and the further development of additional PULSYS product candidates. Alternatively, if such additional funds are not obtained, we intend to reduce our rates of expenditure and capital investment, which may delay the development or commercialization of products in our development pipeline.
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

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-based Compensation.” SFAS 123R requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option pricing model, and eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting for share-based payments. In April 2005, the SEC announced that the effective date to implement SFAS 123R has been delayed for certain public companies. Accordingly, the Company plans to begin recognizing the expense associated with its share-based payments, as determined using a fair value-based method, in its statement of operations beginning on January 1, 2006. Adoption of the expense provisions of SFAS 123R are expected to have a material impact on the Company’s results of operations. The standard allows three alternative transition methods for public companies: modified prospective application without restatement of prior interim periods in the year of adoption; modified prospective application with restatement of prior interim periods in the year of adoption; and retroactive application with restatement of prior financial statements to include the same amounts that were previously included in pro forma disclosures. The Company has not determined which transition method it will adopt.
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
      Chargebacks and Rebates. We record chargebacks and rebates based on the difference between the prices at which we sell our products to wholesalers and the sales price ultimately paid under fixed price contracts by third party payers, including governmental agencies. We record an estimate at the time of sale to the wholesaler of the amount to be charged back to us or rebated to the end user. We have recorded reserves for chargebacks and rebates based upon various factors, including current contract prices, historical trends, and our future expectations. Although we have a limited history of selling Keflex products, we are also able to utilize in our analysis historical data for chargebacks and rebates obtained from the seller as part of our due diligence prior to acquiring the brand. The amount of actual chargebacks and rebates claimed could be either higher or lower than the amounts we accrued. Changes in our estimates would be recorded in the income statement in the period of the change.
      Product Returns. In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date, which for our Keflex product is typically three years from the date of manufacture. Our return policy typically allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. We believe that we have sufficient data to estimate future returns at the time of sale. Although we have a limited history of selling Keflex products, we are also able to utilize in our analysis historical data for product returns obtained from the seller as part of our due diligence prior to acquiring the brand, and our return policy is generally the same as the seller’s. We estimate the level of sales which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues. Our estimates take into consideration historical returns of our products and our future expectations. We periodically review the reserves established for returns and adjust them based on actual experience. The amount of actual product returns could be either higher or lower than the amounts we accrued. Changes in our estimates would be recorded in the income statement in the period of the change. If we over or under estimate the quantity of product which will ultimately be returned, there may be a material impact to our financial statements.
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

Income Taxes
      As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not recorded any tax provision or benefit for the three-month periods ended March 31, 2005 or 2004. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured at December 31, 2004 and March 31, 2005.
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
      All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” and other cautionary statements included in our 2004 Annual Report on Form 10-K. We disclaim any obligation to update information contained in any forward-looking statement.

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
      Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
      Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2005, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
      From October 15, 2003, the effective date of our Registration Statement on Form S-1 (File No. 333-107599) to March 31, 2005, we have used the entire $54.3 million of the net offering proceeds from our initial public offering, as follows:

Purchase of Keflex intangible assets	$11,206,000
Purchases of property and equipment	4,768,000
Cash used for debt payments	1,513,000
Cash used in operating activities	36,825,000

Total	$54,312,000

Item 3.	Defaults Upon Senior Securities
      None

Item 4.	Submission of Matters to Vote of Security Holders
      None

Item 5.	Other Information
      None

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

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
Dated: May 11, 2005

EXHIBIT INDEX

Exhibit
Page
Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.