Form 10-Q
period 2005-06-30
ADVANCIS PHARMACEUTICAL CORP
filed 2005-08-15
CIK 1161924

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
None
(Former name, former address and former
fiscal year — if changed since last report)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of August 1, 2005, 29,699,363 shares of common stock of the Registrant were outstanding.

ADVANCIS PHARMACEUTICAL CORPORATION
INDEX
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
ADVANCIS PHARMACEUTICAL CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,628,208	$10,395,757
Marketable securities	10,716,550	19,656,180
Accounts receivable, net	323,151	206,001
Inventories	399,126	179,738
Prepaid expenses and other current assets	699,933	1,044,389

Total current assets	41,766,968	31,482,065
Property and equipment, net	15,985,520	16,524,342
Restricted cash	1,923,340	1,913,314
Deposits	388,947	264,125
Notes receivable	121,500	121,500
Intangible assets, net	10,113,841	10,692,679

Total assets	$70,300,116	$60,998,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,661,394	$3,886,563
Accrued expenses	5,460,499	4,161,000
Lines of credit — current portion	978,019	1,009,975
Deferred contract revenue	2,206,970	2,552,357

Total current liabilities	11,306,882	11,609,895
Lines of credit — noncurrent portion	1,013,246	1,492,412
Note payable	75,000	75,000
Deferred contract revenue	10,909,357	6,861,111
Deferred rent and credit on lease concession	1,259,118	1,221,228

Total liabilities	24,563,603	21,259,646

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value; 225,000,000 shares authorized; 29,628,060 shares and 22,706,679 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	296,280	227,067
Capital in excess of par value	145,924,998	120,315,949
Deferred stock-based compensation	(1,630,159)	(2,607,247)
Accumulated deficit	(98,808,166)	(78,106,731)
Accumulated other comprehensive loss	(46,440)	(90,659)

Total stockholders’ equity	45,736,513	39,738,379

Total liabilities and stockholders’ equity	$70,300,116	$60,998,025

The accompanying notes are an integral part of these condensed financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Unaudited)
Revenues:
Product sales	$1,030,479	$—	$2,030,354	$—
Contract revenue	285,087	451,389	701,754	763,889
Reimbursement of development costs	1,885,273	403,065	5,095,387	403,065

Total revenues	3,200,839	854,454	7,827,495	1,166,954

Costs and expenses:
Cost of product sales	102,746	—	178,777	—
Research and development	10,228,995	6,415,037	23,468,640	14,304,860
Selling, general and administrative	2,424,855	3,086,198	5,254,417	6,319,801

Total expenses	12,756,596	9,501,235	28,901,834	20,624,661

Loss from operations	(9,555,757)	(8,646,781)	(21,074,339)	(19,457,707)
Interest income	274,336	195,270	436,414	409,687
Interest expense	(31,411)	(38,641)	(63,510)	(62,932)

Net loss	$(9,312,832)	$(8,490,152)	$(20,701,435)	$(19,110,952)

Basic and diluted net loss per share	$(0.34)	$(0.37)	$(0.82)	$(0.84)

Shares used in calculation of basic and diluted net loss per share	27,519,395	22,685,258	25,146,631	22,675,743

The accompanying notes are an integral part of these condensed financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other
			Capital in	Deferred		Comprehensive	Total
	Common	Par	Excess of	Stock-Based	Accumulated	Income	Stockholders’
	Shares	Value	Par Value	Compensation	Deficit	(Loss)	Equity

	(Unaudited)
Balance at December 31, 2004	22,706,679	$227,067	$120,315,949	$(2,607,247)	$(78,106,731)	$(90,659)	$39,738,379
Exercise of stock options	35,715	357	20,348	—	—	—	20,705
Issuance of restricted stock	38,931	389	23,748	—	—	—	24,137
Remeasurement of stock options issued for services	—	—	(136,764)	—	—	—	(136,764)
Amortization of deferred stock based compensation	—	—	—	977,088	—	—	977,088
Proceeds from private placement of common stock, net of issuance expenses	6,846,735	68,467	25,701,717	—	—	—	25,770,184
Comprehensive income (loss):
Net loss	—	—	—	—	(20,701,435)	—	(20,701,435)
Change in unrealized loss on marketable securities	—	—	—	—	—	44,219	44,219

Total comprehensive loss							(20,657,216)

Balance at June 30, 2005	29,628,060	$296,280	$145,924,998	$(1,630,159)	$(98,808,166)	$(46,440)	$45,736,513

The accompanying notes are an integral part of these condensed financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2005	2004

	(Unaudited)
Cash flows from operating activities:
Net loss	$(20,701,435)	$(19,110,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,034,447	805,317
Stock-based compensation	840,324	2,649,371
Deferred rent and credit on lease concession	37,890	54,341
Amortization of premium on marketable securities	278,849	844,184
Changes in:
Accounts receivable	(117,150)	2,193,870
Inventories	(219,388)	—
Prepaid expenses and other current assets	344,456	118,104
Deposits other than on property and equipment	(100,000)	—
Accounts payable	(1,225,169)	(1,116,383)
Accrued expenses	1,780,825	940,694
Deferred contract revenue	3,702,859	4,639,176

Net cash used in operating activities	(13,343,492)	(7,982,278)

Cash flows from investing activities:
Purchase of Keflex intangible assets	—	(11,205,517)
Purchase of marketable securities	—	(19,051,683)
Sale and maturities of marketable securities	8,705,000	13,202,164
Purchases of property and equipment	(1,373,976)	(3,590,131)
Deposits on property and equipment	(24,822)	(296,510)
Restricted cash	(10,026)	(11,136)

Net cash provided by (used in) investing activities	7,296,176	(20,952,813)

Cash flows from financing activities:
Proceeds from lines of credit	—	807,249
Payments on lines of credit	(511,122)	(606,006)
Proceeds from private placement of common stock, net	25,770,184	—
Proceeds from exercise of common stock options	20,705	5,625

Net cash provided by financing activities	25,279,767	206,868

Net increase (decrease) in cash and cash equivalents	19,232,451	(28,728,223)
Cash and cash equivalents, beginning of period	10,395,757	37,450,490

Cash and cash equivalents, end of period	$29,628,208	$8,722,267

Supplemental disclosure of cash flow information:
Cash paid for interest	$63,510	$65,655

Supplemental disclosure of noncash transactions:
Reclassification of liability related to early exercises of restricted stock to equity upon vesting of the restricted stock	$24,137	$24,137

The accompanying notes are an integral part of these condensed financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation
      The accompanying unaudited condensed financial statements of Advancis Pharmaceutical Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K. The interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.
      Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

Revenue Recognition
      Product sales revenue is recognized when substantially all the risks and rewards of ownership have passed to the customer. Revenues are reduced at the time of sale to reflect expected returns, discounts, rebates, and chargebacks. These estimates are based on terms, historical experience, trend analysis, and market conditions.
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
      Deferred contract revenue represents cash received in excess of revenue recognized.

Marketable Securities
      The Company classifies all of its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive loss. Marketable securities available for current operations are classified in the balance sheet as current assets; marketable securities held for long-term purposes are classified as noncurrent assets. Interest income, net of amortization of premium on marketable securities, and realized gains and losses on securities are included in “Interest income” in the statements of operations.

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable
      Accounts receivable represent amounts due from wholesalers for sales of pharmaceutical products. Allowances for estimated product returns, discounts, and chargebacks are recorded as reductions to gross accounts receivable. Amounts due for estimated rebates payable to third parties are included in accrued liabilities.

Inventories
      Inventories consist of finished products purchased from third-party contract manufacturers and are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

Accounting for Stock-Based Compensation
      Employee stock awards under the Company’s compensation plans are accounted for by the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Stock-based compensation expense related to employees in 2004 includes a charge of $489,951 for modification of the vesting of options incurred in connection with the retirement of the chairman of the Company’s board of directors.
      In accordance with SFAS 148, the following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123. Because options vest over several years and additional option grants are expected to be made in future years, the pro forma results are not representative of the pro forma results for future years.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Unaudited)
Net loss, as reported	$(9,312,832)	$(8,490,152)	$(20,701,435)	$(19,110,952)
Add — Stock-based employee compensation expense determined under the intrinsic value method	470,758	1,462,517	977,088	2,524,798
Less — Stock-based employee compensation expense determined under the fair value based method	(1,845,824)	(2,662,716)	(3,887,529)	(4,274,285)

Pro forma net loss	$(10,687,898)	$(9,690,351)	$(23,611,876)	$(20,860,439)

Net loss per share:
Basic and diluted, as reported	$(0.34)	$(0.37)	$(0.82)	$(0.84)

Basic and diluted, pro forma	$(0.39)	$(0.43)	$(0.94)	$(0.92)

Earnings Per Share
      Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of common stock equivalents outstanding during the period, including outstanding stock options, is measured by the treasury stock method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company incurred net losses for the three and six months ended June 30, 2005 and 2004, and, accordingly, did not assume exercise of any of the Company’s outstanding stock options, because to do so would be antidilutive.

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
      The following are the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	June 30,

(Number of Underlying Common Shares)	2005	2004

	(Unaudited)
Stock options	5,010,594	3,451,330
Nonvested restricted stock	75,950	257,087
Warrants	2,396,357	—

Total	7,482,901	3,708,417

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-based Compensation.” SFAS 123R requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option pricing model, and eliminates the alternative to use APB 25’s intrinsic value method of accounting for share-based payments. In April 2005, the SEC announced that the effective date to implement SFAS 123R has been delayed for certain public companies. Accordingly, the Company plans to begin recognizing the expense associated with its share-based payments, as determined using a fair value-based method, in its statement of operations beginning on January 1, 2006. Adoption of the expense provisions of SFAS 123R is expected to have a material impact on the Company’s results of operations. The standard allows three alternative transition methods for public companies: modified prospective application without restatement of prior interim periods in the year of adoption; modified prospective application with restatement of prior interim periods in the year of adoption; and retroactive application with restatement of prior financial statements to include the same amounts that were previously included in pro forma disclosures. The Company has not determined which transition method it will adopt.
      In June 2005, the FASB Staff issued FASB Staff Position 150-5 (FSP 150-5), “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable.” FSP 150-5 addresses whether freestanding warrants and other similar instruments on shares that are redeemable, either puttable or mandatorily redeemable, would be subject to the requirements of FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” regardless of the timing or the redemption feature or the redemption price. The FSP is effective after June 30, 2005. The Company is currently evaluating the effect of the FSP.

3.	Revenue
      The Company records revenue from sales of pharmaceutical products (Keflex brand) and from the recognition of revenue earned under collaboration agreements.
      Product Sales. The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 48.3%, 26.2%, and 18.5% of the Company’s net revenues from product sales in the six-month period ending June 30, 2005.
      Collaboration with Par Pharmaceutical for Amoxicillin PULSYS. In May 2004, the Company entered into an agreement with Par Pharmaceutical to collaborate in the further development and commercialization of a PULSYS-based amoxicillin product. On August 3, 2005, the Company was notified that Par terminated the collaboration agreement. See Note 12, “Subsequent Events.” Under the terms of the agreement, the Company conducted the development program, including the manufacture of clinical supplies and the conduct

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
of clinical trials, and was responsible for obtaining regulatory approval for the product. The Company was to own the product trademark and was to manufacture or arrange for supplies of the product for commercial sales. Par was to be the sole distributor of the product. Both parties were to share commercialization expenses, including pre-marketing costs and promotion costs, on an equal basis. Operating profits from sales of the product were also to be shared on an equal basis. Under the agreement, the Company received an upfront fee of $5 million and a commitment from Par to fund all further development expenses. Development expenses incurred by the Company were to be partially funded by quarterly payments aggregating $28 million over the period of July 2004 through October 2005, of which up to $14 million is contingently refundable.
      Revenue related to the receipt of the quarterly payments from Par was recognized based on actual costs incurred as the work was performed, limited to the minimum amounts expected to be received under the agreement and excluding amounts contingent on future events or that were contingently refundable, with the balance of cash received in excess of revenue recognized recorded as deferred revenue. The excess of the development costs incurred by the Company over the quarterly payments made by Par was to be funded subsequent to commercialization, by the distribution to the Company of Par’s share of operating profits until the excess amount had been reimbursed. The Company did not record any amounts as revenue on a current basis that were dependent on achievement of future operating profits.
      The $5.0 million upfront payment was being amortized into contract revenue on a straight-line basis over the estimated development period. On June 15, 2005 and July 21, 2005, the Company announced that its adult and adolescent Phase III trial and its pediatric Phase III trial, respectively, for amoxicillin PULSYS had failed to achieve their primary and secondary endpoints, and the Company is currently analyzing the results. The Company believes a positive result of the analysis could support additional clinical trials as early as late 2005 and early 2006. Accordingly, the estimated development period for amortization of the Par upfront payment was extended by one year, through May 2008. The Company recognized $285,087 and $701,754 as contract revenue for the three and six-month periods ended June 30, 2005, respectively, and $3,326,023 was recorded as deferred revenue as of June 30, 2005.
      Revenue recognized by the Company for reimbursement of development expenses by Par was $1,885,273 and $5,095,387 for the three and six-month periods ended June 30, 2005, respectively, with $9,790,304 recorded as deferred revenue as of June 30, 2005.

4.	Marketable Securities
      Marketable securities, including accrued interest, at June 30, 2005 were as follows:

	June 30, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-sale	Cost	Gains	Losses	Fair Value

	(Unaudited)
Marketable securities:
Corporate debt securities	$7,753,659	$—	$(29,612)	$7,724,047
Government agency securities	3,009,331	—	(16,828)	2,992,503

	$10,762,990	$—	$(46,440)	$10,716,550

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
      Maturities of the Company’s marketable securities at June 30, 2005 are as follows:

	June 30, 2005

Available-for-sale	Amortized Cost	Fair Value

	(Unaudited)
Maturities of marketable securities:
Less than one year	$10,762,990	$10,716,550
Greater than one year	—	—

	$10,762,990	$10,716,550

5.	Accounts Receivable
      Accounts receivable, net, consists of the following:

	June 30,	December 31,
	2005	2004

	(Unaudited)
Accounts receivable for product sales, gross	$673,130	$478,684
Allowances for returns, discounts, and chargebacks	(349,979)	(272,683)

Accounts receivable for product sales, net	$323,151	$206,001

      The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 43.4%, 28.8%, and 22.5% of the Company’s accounts receivable for product sales as of June 30, 2005.

6.	Property and Equipment
      Property and equipment consists of the following:

	Estimated Useful Life	June 30,	December 31,
	(Years)	2005	2004

		(Unaudited)
Construction in progress	—	$515,553	$459,148
Computer equipment	3	1,018,440	1,003,229
Furniture and fixtures	3-10	1,405,918	1,355,643
Equipment	3-10	9,381,108	8,589,960
Leasehold improvements	Shorter of economic lives or lease term	8,719,668	8,715,920

Subtotal		21,040,687	20,123,900
Less — accumulated depreciation		(5,055,167)	(3,599,558)

Property and equipment, net		$15,985,520	$16,524,342

      During the six-month period ended June 30, 2005 the Company expended approximately $1.4 million to purchase primarily laboratory and manufacturing equipment.

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

7.	Intangible Assets
      Intangible assets at June 30, 2005 and December 31, 2004 consist of the following:

	June 30, 2005

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(Unaudited)
Keflex brand rights	$10,954,272	$(1,095,432)	$9,858,840
Keflex non-compete agreement	251,245	(50,244)	201,001
Patents acquired	120,000	(66,000)	54,000

Intangible assets	$11,325,517	$(1,211,676)	$10,113,841

	December 31, 2004

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Keflex brand rights	$10,954,272	$(547,716)	$10,406,556
Keflex non-compete agreement	251,245	(25,122)	226,123
Patents acquired	120,000	(60,000)	60,000

Intangible assets	$11,325,517	$(632,838)	$10,692,679

      Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The Keflex brand rights are amortized over 10 years, the non-compete agreement with Eli Lilly and Company is amortized over 5 years, and certain acquired patents are amortized over 10 years.
      Amortization expense for acquired intangible assets with definite lives was $289,419 and $3,000 for the three-month periods ended June 30, 2005 and 2004, respectively and $578,838 and $6,000 for the six-month periods ended June 30, 2005 and 2004, respectively. For the year ending December 31, 2005 and for the next five years, annual amortization expense for acquired intangible assets will be approximately $1.2 million per year.

8.	Accrued Expenses
      Accrued expenses consist of the following:

	June 30,	December 31,
	2005	2004

	(Unaudited)
Bonus	$388,868	$895,000
Professional fees	456,257	381,501
Relocation	105,595	120,305
Severance	85,759	286,515
Insurance and benefits	302,196	178,624
Liability for exercised unvested stock options	43,343	67,481
Research and development expenses	3,777,526	1,543,164
Other expenses	300,955	231,221
Equipment and construction costs	—	457,189

Total accrued expenses	$5,460,499	$4,161,000

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

9.	Private Placement of Common Stock
      On April 29, 2005, the Company closed a private placement of 6,846,735 shares of its common stock at a price of $3.98 per share and warrants to purchase a total of 2,396,357 shares of common stock at an exercise price of $4.78 per share, resulting in gross proceeds to the Company of $27.25 million. Net proceeds to the Company after deducting commissions and expenses were approximately $25.8 million. The warrants are exercisable for five years.
      Pursuant to the terms of the registration rights agreement, the Company filed with the SEC a registration statement on Form S-3 covering the resale of common stock. The registration rights agreement provides that if a registration agreement is not effective within 60 days of closing, or if the Company does not subsequently maintain the effectiveness of the registration, then in addition to any other rights the investor may have, the Company will be required to pay the investor liquidated damages, in cash, equal to one percent per month of the aggregate purchase price paid by such investor. The SEC declared the Company’s Form S-3 effective on June 1, 2005, which was within 60 days of closing.
      The Company views the liquidated damages provision as a separate freestanding instrument which has nominal value, and the Company has followed that accounting approach. The Company’s view is analogous to “View C” in EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19.” Under this approach, the registration rights agreement is accounted for separately from the financial instrument. Accordingly, the classification of the warrants has been determined under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and the warrants have been accounted for as permanent equity.

10.	Stock Option Grants
      On January 24, January 28, March 29, and May 25, 2005 the Company granted stock options to purchase up to 957,850, 150,000, 26,650 and 204,970 shares of common stock, respectively, to certain employees and scientific advisory board members. The exercise price of the options is the fair market price of the Company’s stock on the grant date.

11.	Commitments and Contingencies
      In December 2003, Aventis and Aventis Pharmaceuticals Inc. brought an action against the Company in the U.S. District Court for the District of Delaware. The Complaint contains six counts, based upon both federal and state law, alleging, in essence, that the Company has infringed on the plaintiffs’ trademark. The plaintiffs seek injunctive relief, as well as unspecified monetary damages. Discovery has been completed, the trial was held in May 2005, and the Company is currently waiting for the judgment of the Court. It is the opinion of management that the ultimate outcome of this matter will not have a material adverse effect upon the Company’s financial position but could possibly have a material adverse effect on its results of operations for a particular period.
      In April 2005, the Company entered into a series of agreements with Clonmel Healthcare, Limited, under which Clonmel will manufacture a commercial supply of amoxicillin products for the Company. The Company agreed to reimburse certain facility costs incurred by Clonmel in connection with the agreements. In light of the delay in the development schedule for amoxicillin PULSYS of at least one year, Clonmel has suspended its preparatory activities, and the Company has fully accrued its reimbursement commitment of approximately $1.4 million to Clonmel as of June 30, 2005.

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

12.	Subsequent Events
      In July 2005, the Company reduced its workforce by approximately 38% as part of an initiative to reduce operating expenses. It expects to record a charge of approximately $3.3 million for severance costs related to salaries and benefits during the third quarter of 2005.
      On August 3, 2005, the Company was notified by Par that Par decided to terminate the companies’ Amoxicillin PULSYS collaboration agreement. Advancis received from Par the $4.75 million development funding quarterly payment due in July 2005 and expects no further payments under the collaboration. Under certain circumstances, the termination clauses of the agreement may entitle Par to receive a share of net profits up to one-half of their $23.25 million funding of the development of certain Amoxicillin PULSYS products, should a product covered by the agreement be successfully commercialized. Accordingly, in the third quarter the Company expects to retain deferred revenue of $11.625 million related to the agreement and to recognize the remaining deferred revenue of approximately $6.2 million as revenue.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the related notes included elsewhere in this Form 10-Q and the financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Annual Report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed herein and in our 2004 Annual Report. See “Forward-looking Statements.”
Our Business
      Advancis Pharmaceutical Corporation was incorporated in Delaware in December 1999 and commenced operations on January 1, 2000. We are a pharmaceutical company focused on developing and commercializing pulsatile drug products that fulfill unmet medical needs in the treatment of infectious disease. We are developing a broad portfolio of drugs based on the novel biological finding that bacteria exposed to antibiotics in front-loaded, sequential bursts, or pulses, are killed more efficiently than those exposed to standard antibiotic treatment regimens. We currently have 16 issued U.S. patents covering our proprietary once-a-day pulsatile delivery technology called PULSYS. We have initially focused on developing pulsatile formulations of approved and marketed drugs that no longer have patent protection or that have patents expiring in the next three years. We recently completed two Phase III trials, one for adults and one for children, for our lead pulsatile product candidates, based on the antibiotic amoxicillin. Each trial failed to achieve its primary and secondary endpoints, and we are currently reviewing the full adult and pediatric data to determine what steps, if any, could be taken to improve future outcomes of new Amoxicillin PULSYS trials. We also have an additional four pulsatile drugs or drug product combination candidates in preclinical development. On June 30, 2004, we acquired the U.S. rights to the Keflex brand of cephalexin from Eli Lilly and Company, and we currently sell Keflex products to wholesalers in both capsule and powder formulations.
General
      Our future operating results will depend largely on the magnitude of payments from our potential future collaborative partners and the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, the timing of the receipt of payments from collaborators and the cost and outcome of clinical trials.
Management Overview of Second Quarter of 2005
      The following is a summary of key events that occurred in the second quarter of 2005.

PULSYS product development and collaborations
      Our focus in the second quarter was on the development and commercialization of our pulsatile product candidates, primarily Amoxicillin PULSYS and the introduction of Keflex line extension products.

•	In March 2005, we announced the completion of enrollment for our adult and adolescent Amoxicillin PULSYS Phase III clinical trial for the treatment of pharyngitis/tonsillitis due to Group A streptococcal infections. This pivotal program was designed as a 500 patient, double-blind, double-dummy, non-inferiority Phase III trial for a tablet formulation of Amoxicillin PULSYS. On June 15, 2005, we announced that our Amoxicillin PULSYS Phase III clinical trial for the treatment of adults and adolescents failed to achieve its desired microbiological and clinical endpoints.

•	In April 2005, we announced the completion of enrollment for our pediatric Amoxicillin PULSYS Phase III clinical trial for the treatment of pharyngitis/tonsillitis due to Group A streptococcal infections. This pivotal program is designed as a 500-patient, investigator-blind, non-inferiority Phase III trial for a “sprinkle” formulation of Amoxicillin PULSYS. On July 21, 2005, we announced that our pediatric Amoxicillin PULSYS Phase III clinical trial failed to achieve its desired microbiological and clinical endpoints.

•	Certain batches of clinical trial materials used in our adult and pediatric Phase III clinical trials were manufactured by Clonmel Healthcare, Limited. In April 2005, we announced the signing of an agreement with Clonmel for the commercial supply of Amoxicillin PULSYS products. Under the agreements, we agreed to reimburse certain costs incurred by Clonmel in preparing for commercial manufacturing of Amoxicillin PULSYS. After the announcement in June 2005 of the top-line results of the adult and adolescent Amoxicillin PULSYS Phase III clinical trial, we requested that Clonmel suspend pre-manufacturing development work at its facility. We recorded approximately $1.4 million in research and development costs in the second quarter of 2005 for our liability to Clonmel.

•	During the second quarter of 2005, we received $4.75 million from Par for quarterly funding payments under the Amoxicillin PULSYS collaboration, and we recognized revenue from the collaboration for the reimbursement of our development costs of approximately $1.9 million. In the third quarter of 2005, we received an additional $4.75 million from Par for its quarterly funding payment and were notified by Par that it had decided to terminate the collaboration agreement.

Marketed Products — Keflex
      We acquired the Keflex brand of cephalexin from Eli Lilly and Company on June 30, 2004. Cephalexin had retail sales in the U.S. of approximately $545 million in 2004, on a prescription base of 25 million.

•	In the second quarter of 2005, net sales of our branded capsule and powder for oral suspension Keflex products were approximately $1.0 million. We introduced Keflex Powder for Oral Suspension during the quarter and recorded net product sales of approximately $215,000.

•	Commercial manufacturing of our Keflex Powder for Oral Suspension product was successfully initiated by Ceph International, our contract manufacturer in Puerto Rico.

•	We began pre-clinical work on a once-daily version of Keflex PULSYS and also began development of additional non-PULSYS Keflex products.

Other Events

•	In April 2005, we completed a private placement of 6,846,735 shares of our common stock at a price of $3.98 per share, and warrants to purchase a total of 2,396,357 shares of common stock at an exercise price of $4.78 per share, resulting in net proceeds to us, after the deduction of fees and commissions, of $25.8 million.

Focus for 2005
      Our primary focus for 2005 continues to be the development and commercialization of our Amoxicillin PULSYS product candidates. Our near-term objective is to review the full pediatric and adult data for the recently-completed Phase III trials and evaluate what steps may be taken, if any, to improve future outcomes of any possible new Amoxicillin PULSYS trials. We believe a positive result of the analysis could support additional clinical trials as early as late 2005 and early 2006. Our evaluation process is underway with the intent to reach a conclusion regarding the future of our Amoxicillin PULSYS development program by the end of the third quarter of 2005.

Research and Development Expenses
      We expect our research and development expenses to be significant as we continue to develop our product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, costs of materials used in clinical trials and research and development, costs of contract manufacturing development prior to FDA approval of our products, depreciation of capital resources used to develop our products, and costs of facilities. We expense research and development costs as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.
      Summary of Product Development Initiatives. The following table summarizes our product development initiatives for the three- and six-month periods ended June 30, 2005 and 2004. Included in this table is the research and development expense recognized in connection with each product candidate currently in clinical development and all preclinical product candidates as a group.

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Clinical
					Development
	2005	2004	2005	2004	Phase

Direct Project Costs(1)
Amoxicillin(2)	$6,475,000	$3,039,000	$16,503,000	$6,155,000	Phase III
Keflex (Cephalexin)	822,000	—	1,551,000	—	Preclinical
Amoxicillin/ Clavulanate
Potassium(3)	245,000	1,000	246,000	3,000	Preclinical
Generic Clarithromycin(4)	38,000	769,000	51,000	2,238,000	Suspended
Other Product Candidates	228,000	967,000	479,000	2,717,000	Preclinical

Total Direct Project Costs	7,808,000	4,776,000	18,830,000	11,113,000

Indirect Project Costs(1)
Facility	923,000	594,000	1,827,000	1,124,000
Depreciation	672,000	379,000	1,316,000	725,000
Other Indirect Overhead	825,000	666,000	1,495,000	1,343,000

Total Indirect Expense	2,420,000	1,639,000	4,638,000	3,192,000

Total Research & Development Expense	$10,228,000	$6,415,000	$23,468,000	$14,305,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

(2)	In August 2005, Par Pharmaceutical notified us that it had terminated our amoxicillin collaboration agreement. See “Our Collaboration with Par Pharmaceutical for Amoxicillin PULSYS” below. Phase III trial results for the adolescent/adult and pediatric formulations were announced in June and July 2005, and each formulation failed to achieve its primary and secondary endpoints. See “Amoxicillin PULSYS Phase III” below.

(3)	In July 2003, we entered into an agreement under which GlaxoSmithKline (GSK) was responsible for funding future clinical development of this product. GSK terminated this agreement, effective December 15, 2004, and has discontinued its development efforts for this product. In December 2004, our amoxicillin collaboration with Par was revised to include development of an amoxicillin/clavulanate PULSYS product for the treatment of otitis media.

(4)	In September 2003, we entered into an agreement pursuant to which we licensed to Par Pharmaceutical the distribution and marketing rights to our generic formulation of Abbott’s Biaxin XL (extended release clarithromycin). During the third quarter of 2004, we conducted bioequivalence studies on two revised formulations of the generic product, with both formulations failing to achieve bioequivalence. We concluded that due to the non-core nature of the product, the expense involved in the development of additional formulations, the continued redirection of our resources required to pursue the product, and the reduced market potential given the emergence of competing products, we would discontinue further development work on the product.

      Amoxicillin PULSYS Phase III. Our Phase III clinical program is designed to support product approvals for Amoxicillin PULSYS for the treatment of acute pharyngitis and/or tonsillitis due to Group A streptococcal infections (commonly referred to as strep throat).
(1) Adult and Adolescent Amoxicillin PULSYS clinical trial
      We completed enrollment in our adolescent and adult Phase III trial on March 29, 2005, with 510 patients enrolled. Our adolescent and adult pivotal trial for a tablet form of amoxicillin was designed as a 500-patient, double-blind, double-dummy, non-inferiority Phase III trial and was conducted at 64 investigator sites across the country. The study began enrollment on October 15, 2004. The trial compared our Amoxicillin PULSYS 775 milligram tablet dosed once-daily for seven days to 250 milligrams of penicillin VK dosed four times daily for 10 days.
      On June 15, 2005, we announced that our Amoxicillin PULSYS Phase III clinical trial for the treatment of adults and adolescents with pharyngitis/tonsillitis due to Group A streptococcal infections failed to achieve its desired microbiological and clinical endpoints. According to top-line trial data, Amoxicillin PULSYS failed to demonstrate statistical non-inferiority to the comparator therapy in the primary endpoint — bacterial eradication at the post-therapy test-of-cure visit for patients who successfully completed the trial protocol. Success in bacterial eradication at the post-therapy test-of-cure visit in the per-protocol population was 76.6 percent (131/171) of patients with Amoxicillin PULSYS and 88.5 percent (161/182) with penicillin. These results failed to demonstrate statistical non-inferiority (95 percent confidence interval of -20.0; -4.4). Amoxicillin PULSYS also failed to demonstrate non-inferiority in the trial’s secondary endpoints, including clinical cure at the test-of-cure visit and bacterial eradication at the late post-therapy visit. We will review the full data during the third quarter and evaluate what steps, if any, could be taken to improve future outcomes.
(2) Pediatric Amoxicillin PULSYS clinical trial
      We announced that we had completed enrollment in our pediatric Amoxicillin PULSYS Phase III trial on April 25, 2005, with a total of 579 children enrolled. Our Phase III trial for Amoxicillin PULSYS in a “sprinkle” formulation for pediatric patients began enrollment on January 5, 2005. This trial was designed as a 500-patient investigator-blind, non-inferiority Phase III trial for a pulsatile form of amoxicillin and was conducted at 77 investigator sites across the country. The trial compared our Amoxicillin PULSYS 775 milligram or 475 milligram “sprinkle” dosed once-daily for seven days to an oral suspension of 10 milligrams per kilogram of penicillin VK dosed four times daily for 10 days.
      On July 21, 2005, we announced that the our Amoxicillin PULSYS Phase III clinical trial for the treatment of children with pharyngitis/tonsillitis due to Group A streptococcal infections failed to achieve its desired microbiological and clinical endpoints. According to top-line trial data, Amoxicillin PULSYS failed to demonstrate statistical non-inferiority to the comparator therapy in the primary endpoint — bacterial eradication at the post-therapy test-of-cure visit for patients who successfully completed the trial protocol. Success in bacterial eradication at the post-therapy test-of-cure visit in the per-protocol population was 65.3 percent (132/202) of pediatric patients with Amoxicillin PULSYS and 68.0 percent (132/194) with penicillin. These results failed to demonstrate statistical non-inferiority (95 percent confidence interval of -12.0; 6.6). Amoxicillin PULSYS also failed to demonstrate non-inferiority in the trial’s secondary endpoints, including clinical cure at the test-of-cure visit and bacterial eradication at the late post-therapy visit. We will review the full data during the third quarter and evaluate what steps, if any, could be taken to improve future outcomes.

Stock-Based Compensation
      Employees. We have recorded deferred stock-based compensation expense in connection with the grant of certain stock options to employees. Deferred stock-based compensation for options granted to employees is the difference between the fair value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. We recorded amortization of deferred stock-based compensation related to employees of approximately $471,000 and $977,000 for the three and six-month periods ended

June 30, 2005, respectively. Stock-based compensation expense related to employees in 2004 includes a charge of $490,000 for a modification of the vesting of options incurred in connection with the retirement of the chairman of our board of directors.
      Non-employee Consultants. We record stock-based compensation expense for options granted to non-employee consultants and scientific advisory board (SAB) members in accordance with Statement of Financial Accounting Standards No. 123 based on the fair value of the equity instruments issued. Stock-based compensation for options granted to non-employee consultants and SAB members is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force Issue No. 96-18. We recognize an expense for such options throughout the vesting period as the services are provided by the non-employee consultants and SAB members. We recorded a benefit for stock-based compensation of $(149,000) and $(137,000) during the three and six-month periods ended June 30, 2005, respectively, due to the remeasurement effect of declines in the value of our stock price. As of June 30, 2005, the balance of unamortized stock-based compensation for options granted to non-employees was approximately $30,000. This amount will be adjusted based on changes in the fair value of the options at the end of each reporting period.

Our Collaboration with Par Pharmaceutical for Amoxicillin PULSYS
      In May 2004, we entered into an agreement with Par Pharmaceutical to collaborate in the further development and commercialization of a PULSYS-based amoxicillin product. On August 3, 2005, we were notified that Par had terminated the collaboration agreement. See Note 12, “Subsequent Events.” Under the terms of the agreement, we conducted the development program, including the manufacture of clinical supplies and the conduct of clinical trials, and were responsible for obtaining regulatory approval for the product. We were to own the product trademark and were to manufacture or arrange for supplies of the product for commercial sales. Par was to be the sole distributor of the product. Both parties were to share commercialization expenses, including pre-marketing costs and promotion costs, on an equal basis. Operating profits from sales of the product were also to be shared on an equal basis. Under the agreement, we received an upfront fee of $5 million and a commitment from Par to fund all further development expenses. Development expenses incurred by Advancis were to be funded by quarterly payments aggregating $28 million over the period from July 2004 through October 2005, of which up to $14 million is contingently refundable.
      Revenue related to the receipt of the quarterly payments from Par was recognized based on actual costs incurred as the work was performed, limited to the minimum amounts expected to be received under the agreement and excluding amounts contingent on future events or that were contingently refundable, with the balance of cash received in excess of revenue recognized recorded as deferred revenue. The excess of the development costs incurred by us and the quarterly payments made by Par was to be funded subsequent to commercialization, by the distribution to us of Par’s share of operating profits until the excess amount had been reimbursed. We did not record any amounts as revenue that were dependent on the achievement of future operating profits.
      The $5 million upfront payment was amortized into contract revenue on a straight-line basis over the estimated development period. On June 15, 2005 and on July 21, 2005, we announced that our adult and adolescent Phase III trial and our pediatric Phase III trial, respectively, for amoxicillin PULSYS had each failed to achieve their primary and secondary endpoints, and we are currently analyzing the results. We believe a positive result of our analysis could support additional clinical trials as early as late 2005 and early 2006. Accordingly, the estimated development period for amortization of the Par upfront payment was extended by one year, through May 2008. We recognized $285,000 and $702,000 as contract revenue for the three and six-month periods ended June 30, 2005, respectively, and $3,326,000 was recorded as deferred revenue as of June 30, 2005.
      Revenue recognized by us for reimbursement of development expenses by Par was $1,885,000 and $5,095,000 for the three and six-month periods ended June 30, 2005, respectively, with $9,790,000 recorded as deferred revenue as of June 30, 2005.

Keflex Brand
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
      In June 2005, we launched Keflex Powder for Oral Suspension (cephalexin, USP) in the United States. The launch marks the return of Keflex oral suspension to the market, and the product is available in two strengths and two bottle sizes.
      In addition to assuming sales and marketing responsibilities for Keflex, we expect to begin clinical development of an enhanced cephalexin utilizing our proprietary once-a-day pulsatile dosing technology called PULSYS. In the event we are able to develop and commercialize a PULSYS-based Keflex product, another cephalexin product relying on the acquired NDAs, or other pharmaceutical products using the acquired trademarks, Eli Lilly will be entitled to royalties on these new products. Royalties are payable on a new product by new product basis for five years following the first commercial sale for each new product, up to a maximum aggregate royalty per calendar year. All royalty obligations with respect to any defined new product cease after the 15th anniversary of the first commercial sale of the first defined new product.
Results of Operations

Three months ended June 30, 2005 compared to three months ended June 30, 2004
      Revenues. We recorded revenues of $3,201,000 and $854,000 during the three-month periods ended June 30, 2005 and 2004, respectively, as follows:

	Three Months Ended
	June 30,

	2005	2004

Keflex product sales — net	$1,031,000	$—
Amortization of upfront licensing fees:
GSK	—	312,000
Par — amoxicillin	285,000	139,000
Reimbursement of development costs — Par amoxicillin	1,885,000	403,000

Total	$3,201,000	$854,000

      Product sales of Keflex commenced in July 2004, subsequent to the purchase of the brand rights in the U.S. market from Eli Lilly. Late in the second quarter of 2005, we delivered our initial shipments to wholesalers of our new Keflex Powder for Oral Suspension products, which generated net sales of approximately $215,000, including initial wholesaler stocking.
      Revenues recognized in 2004 for amortization of upfront licensing fees represent the amortization of a $5.0 million upfront payment received from GlaxoSmithKline (GSK) in 2003, of which the remainder was recognized in the fourth quarter of 2004 due to the termination of the collaboration agreement, and for 2005 represented the amortization of a $5.0 million upfront payment received from Par Pharmaceutical in May 2004 in connection with our collaboration for amoxicillin PULSYS, which is amortized into revenue on a straight-line basis over the estimated development period. On June 15, 2005 and on July 21, 2005, we announced that our adult and adolescent Phase III trial and pediatric Phase III trial, respectively, for amoxicillin PULSYS had failed to achieve their primary and secondary endpoints, and we are currently analyzing the results. A positive result of the analysis could support additional clinical trials as early as late 2005 and early 2006. Accordingly, the estimated development period for amortization of the Par upfront payment was extended by one year, through May 2008.
      Reimbursement of development costs revenue in 2005 of $1,885,000 related to the Par Amoxicillin agreement was recognized based on the related costs incurred.
      Cost of Product Sales. Cost of product sales represents the purchase cost of the Keflex products sold during the quarter, together with royalties due on the sale of certain products. Cost of product sales was $103,000 for the three months ended June 30, 2005. We had no cost of product sales for the three months ended June 30, 2004.
      Research and Development Expenses. Research and development expenses increased by $3.8 million, or 59%, to $10.2 million for the three months ended June 30, 2005 compared to $6.4 million for the three months ended June 30, 2004. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.
      The following table discloses the components of research and development expenses reflecting all of our project expenses.

	Three Months Ended
	June 30,

Research and Development Expenses	2005	2004

Direct project costs:
Personnel, benefits and related costs	$2,172,000	$2,415,000
Stock-based compensation	34,000	193,000
Contract R&D, consultants, materials and other costs	2,873,000	1,417,000
Clinical trials	2,729,000	751,000

Total direct costs	7,808,000	4,776,000
Indirect project costs	2,420,000	1,639,000

Total	$10,228,000	$6,415,000

      Direct costs increased $3.0 million as a result of increases of $3.4 million and $0.8 million, respectively, relating to the development of our pulsatile amoxicillin and Keflex product candidates, less decreases in generic clarithromycin of $0.7 million, and other product candidates of $0.7 million. Stock-based compensation expense decreased primarily due to the remeasurement effect under SFAS 123 attributable to non-employee consultants resulting from a decline in our stock price in 2005.
      Contract research and development, consulting, materials and other direct costs increased $1.5 million primarily due to manufacturing-related development costs of $1.3 million incurred in connection with the preparation for amoxicillin product manufacturing at Clonmel Healthcare. Prior to FDA approval of our products, manufacturing-related costs are included in research and development expense. Clinical trials expense increased $2.0 million due to the cost incurred in conducting the amoxicillin Phase III trials in 2005.
      Indirect project costs also increased by $0.8 million, primarily due to an increase in facility-related costs of $0.4 million and equipment depreciation of $0.3 million, resulting from the acquisition of product manufacturing equipment used to produce amoxicillin for clinical trials.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.7 million, or 21%, to $2.4 million for the three months ended June 30, 2005 from $3.1 million for the three months ended June 30, 2004.

	Three Months Ended
	June 30,

Selling, General and Administrative Expenses	2005	2004

Salaries, benefits and related costs	$587,000	$709,000
Stock-based compensation	288,000	1,116,000
Legal and consulting expenses	252,000	496,000
Other expenses	1,298,000	765,000

Total	$2,425,000	$3,086,000

      Selling, general and administrative expenses consist of salaries and related costs for executive and other administrative personnel, selling and product distribution costs, professional fees and facility costs. Stock-based compensation costs decreased $0.8 million as the employee-based option expense recognized under APB 25 is recorded using an accelerated method of amortization. Legal and consulting costs decreased $0.2 million due primarily to a higher level of legal activity in 2004 in support of collaboration and Keflex agreement negotiations. Other expenses increased $0.5 million, primarily due to amortization of the Keflex intangible assets of $0.3 million.
      Net Interest Income (Expense). Net interest income in the three months ended June 30, 2005 was $274,000 compared to net interest income of $196,000 in the three months ended June 30, 2004. Interest income was higher in 2005 as increased short term interest rates in 2005 generated substantially higher interest income than in 2004.

	Three Months Ended
	June 30,

	2005	2004

Interest income	$274,000	$196,000
Interest expense	(31,000)	(39,000)

Total, net	$243,000	$157,000

Six months ended June 30, 2005 compared to six months ended June 30, 2004
      Revenues. We recorded revenues of $7,827,000 and $1,167,000 during the six-month periods ended June 30, 2005 and 2004, respectively, as follows:

	Six Months Ended
	June 30,

	2005	2004

Keflex product sales — net	$2,030,000	$—
Amortization of upfront licensing fees:
GSK	—	625,000
Par — amoxicillin	702,000	139,000
Reimbursement of development costs — Par amoxicillin	5,095,000	403,000

Total	$7,827,000	$1,167,000

      Product sales of Keflex commenced in July 2004, subsequent to the purchase of the brand rights in the U.S. market from Eli Lilly. Late in the second quarter of 2005, we delivered our initial shipments to wholesalers of our new Keflex Powder for Oral Suspension products, which generated net sales of approximately $215,000, including initial wholesaler stocking.

      Revenues recognized in 2004 for amortization of upfront licensing fees represent the amortization of a $5.0 million upfront payment received from GlaxoSmithKline (GSK) in 2003, of which the remainder was recognized in the fourth quarter of 2004 due to the termination of the collaboration agreement, and for 2005 represented the amortization of a $5.0 million upfront payment received from Par Pharmaceutical in May 2004, in connection with our collaboration for amoxicillin PULSYS, which is amortized into revenue on a straight-line basis over the estimated development period.
      Reimbursement of development costs revenue in 2005 of $5,095,000 related to the Par Amoxicillin agreement was recognized based on the related costs incurred.
      Cost of Product Sales. Cost of product sales represents the purchase cost of the Keflex products sold during the quarter, together with royalties due on the sale of certain products. Cost of product sales was $179,000 for the six months ended June 30, 2005. We had no cost of product sales for the six months ended June 30, 2004.
      Research and Development Expenses. Research and development expenses increased by $9.2 million, or 64%, to $23.5 million for the six months ended June 30, 2005 compared to $14.3 million for the six months ended June 30, 2004.
      The following table discloses the components of research and development expenses reflecting all of our project expenses.

	Six Months Ended
	June 30,

Research and Development Expenses	2005	2004

Direct project costs:
Personnel, benefits and related costs	$4,556,000	$4,733,000
Stock-based compensation	237,000	859,000
Contract R&D, consultants, materials and other costs	4,920,000	3,086,000
Clinical trials	9,117,000	2,435,000

Total direct costs	18,830,000	11,113,000
Indirect project costs	4,638,000	3,192,000

Total	$23,468,000	$14,305,000

      Direct costs increased $7.7 million as a result of increases of $10.3 million relating to the development of our pulsatile amoxicillin product candidates and $1.6 million for pulsatile Keflex, less decreases in generic clarithromycin of $2.2 million, and other products of $2.0 million.
      Contract research and development, consulting, materials and other direct costs increased $1.8 million, primarily due to manufacturing-related development costs of $1.4 million incurred in connection with the preparation for amoxicillin product manufacturing at Clonmel Healthcare. Prior to FDA approval of our products, manufacturing-related costs are included in research and development expense. Clinical trials expense increased $6.7 million due to the cost incurred in conducting the amoxicillin Phase III trials in 2005.
      Indirect project costs also increased by $1.4 million, primarily due to an increase in facility-related costs of $0.8 million and equipment depreciation of $0.6 million, resulting from the acquisition of product manufacturing equipment used to produce amoxicillin for clinical trials.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.1 million, or 17%, to $5.3 million for the six months ended June 30, 2005 from $6.3 million for the six months ended June 30, 2004.

	Six Months Ended
	June 30,

Selling, General and Administrative Expenses	2005	2004

Salaries, benefits and related costs	$1,365,000	$1,489,000
Stock-based compensation	604,000	1,790,000
Legal and consulting expenses	723,000	1,252,000
Other expenses	2,563,000	1,789,000

Total	$5,255,000	$6,320,000

      Stock-based compensation costs decreased $1.2 million as the employee-based option expense recognized under APB 25 is recorded using an accelerated method of amortization. Legal and consulting costs decreased $0.5 million due primarily to a higher level of legal activity in 2004 in support of collaboration agreement negotiations. Other expenses increased $0.8 million, which included amortization of the Keflex intangible assets of $0.6 million, and increased facilities costs of $0.2 million.
      Net Interest Income (Expense). Net interest income in the six months ended June 30, 2005 was $372,000 compared to net interest income of $347,000 in the six months ended June 30, 2004. Interest income was higher in 2005 primarily due to increased short-term interest rates.

	Six Months Ended
	June 30,

	2005	2004

Interest income	$436,000	$410,000
Interest expense	(64,000)	(63,000)

Total, net	$372,000	$347,000

Liquidity and Capital Resources
      We have funded our operations principally with the proceeds of $54.5 million from a series of five preferred stock offerings and one issue of convertible notes over the period of 2000 through 2003, the net proceeds of $54.3 million from our initial public offering in October 2003 and a private placement of common stock for net proceeds of $25.8 million in April 2005. In addition, we have received funding of $8.0 million and $18.75 million from GlaxoSmithKline and Par Pharmaceutical, respectively, as a result of collaboration agreements for the development of new products, as well as cash of $4.2 million from net product sales of Keflex brand antibiotics.

Cash and Marketable Securities
      At June 30, 2005 cash, cash equivalents and marketable securities were $40.3 million compared to $30.1 million at December 31, 2004.

	June 30,	December 31,
	2005	2004

Cash and cash equivalents	$29,628,000	$10,396,000
Marketable securities	10,717,000	19,656,000

Total	$40,345,000	$30,052,000

      Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities are also highly-liquid investments and are classified as available-for-sale, as they can be utilized for current operations. Our investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/ P1. Our objective is to limit the investment portfolio to a maximum average duration of approximately one year, with no individual investment exceeding a two-year duration. At June 30, 2005, no security was held with a maturity greater than one year from that date.
      Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Cash Flow
      The following table summarizes our sources and uses of cash and cash equivalents for the six-month periods ended June 30, 2005 and 2004.

	Six Months Ended
	June 30,

	2005	2004

Net cash used in operating activities	$(13,344,000)	$(7,982,000)
Net cash provided by (used in) investing activities	7,296,000	(20,953,000)
Net cash provided by financing activities	25,280,000	207,000

Net increase (decrease) in cash and cash equivalents	$19,232,000	$(28,728,000)

Operating Activities
      Net cash used in operating activities in the six-month period ending June 30, 2005 was $13.3 million, primarily due to the net loss of $20.7 million as adjusted for noncash charges and the timing of revenue recognition. Cash used in operating activities is less than the net loss for accounting purposes by $7.4 million for the following reasons:

•	Cash receipts exceeded revenue recognized by $3.6 million, due to timing of revenue recognized under collaboration contracts for accounting purposes, primarily attributable to deferred recognition of collaboration payments received;

•	Cash expenditures were approximately $3.5 million less than expenses for accounting purposes, primarily due to noncash expenses for depreciation, amortization, and stock-based compensation; and

•	Interest income received in cash was $0.3 million higher than interest income for accounting purposes, as the premium paid for marketable securities with relatively high interest rates is charged against interest income.
      Net cash used in operating activities in the six-month period ending June 30, 2004 was $8.0 million, primarily due to the net loss of $19.1 million as adjusted for noncash charges and the timing of revenue recognition. The differences between revenue in the net loss and cash receipts and between expenses in the net loss and cash expenditures are explained as follows:

•	Revenue included in the net loss was $1.2 million, although cash receipts in 2004 were $8.0 million. The difference of $6.8 million is due to timing of revenue recognition compared to collection of cash. Cash receipts of $8.0 million in 2004 consist of a milestone payment of $3.0 million from GSK, which was fully recognized as revenue in 2003 when the milestone was achieved, and an upfront payment of $5.0 million from Par for amoxicillin PULSYS, which has been deferred and is being amortized into revenue over the estimated development period. Revenue in 2004 of $1.2 million consists of a total of $0.8 million for amortization of upfront payments and $0.4 million for reimbursement of amoxicillin PULSYS development costs.

•	Expenses included in the net loss were $20.3 million, compared to cash expenditures for operating activities of $16.0 million. The difference of $4.3 million is attributable to non-cash expense charges of $4.4 million and working capital account changes related to expenses of ($0.1) million. The non-cash expense charges of $4.3 million primarily consist of depreciation, stock-based compensation, and amortization of premium on marketable securities.

Investing Activities
      Net cash provided by investing activities during the six-month period ending June 30, 2005 was $7.3 million. The most significant investing activities included the maturity of $8.7 million of marketable securities and the purchase of property and equipment for $1.4 million.
      Net cash used in investing activities during the six-month period ending June 30, 2004 was $21.0 million. The most significant investing activities included the acquisition of Keflex for $11.2 million, and $19.1 million for the purchase of marketable securities, as we re-invested the cash obtained from securities reaching maturity as well as invested excess cash. Also, we spent $3.9 million for purchases and deposits on property and equipment, primarily for the build-out of our corporate, research and development facility in Germantown, Maryland.

Financing Activities
      Net cash provided by financing activities for the six-month period ending June 30, 2005 was $25.3 million. The major financing activity was the private placement of common stock, which provided $25.8 million net of issuance costs. Additionally, repayments on lines of credit totaled $0.5 million during the period.
      Net cash provided by financing activities for the six-month period ending June 30, 2004 was $0.2 million. The major financing activities included a loan draw of $0.8 million for equipment financing in connection with the fit-out of the our new corporate, research and development facility and payments of $0.6 million on the our existing borrowings.

Borrowings
      We are a party to four credit facilities for an aggregate amount of $5.9 million used to finance the purchase of equipment and to one loan agreement for $75,000 with a local government development fund. Of the total amount, $2.1 million was outstanding as of June 30, 2005, as summarized in the following table:

	As of June 30, 2005

			Remaining
		Amount	Amount
Debt Obligations	Interest Rates	Outstanding	Available

Fixed rate borrowings	5.00% — 11.62%	$259,000	$—
Variable rate borrowings	LIBOR or Fixed Cost of Funds plus 250 — 280 basis points	1,807,000	—

Totals		$2,066,000	$—

      We do not currently hedge fixed or variable rate borrowings.

Stock Issuances
      In April 2005, we completed a private placement of 6,846,735 shares of our common stock at a price of $3.98 per share and warrants to purchase a total of 2,396,357 shares of common stock at an exercise price of $4.78 per share, resulting in net proceeds, after commissions and expenses, to us of $25.8 million. The warrants are exercisable for five years.

Contractual Obligations
      Our amoxicillin development and commercialization agreement with Par was terminated by Par in August 2005. During the second quarter of 2005, we received $4.75 million from Par for its quarterly funding payment under the amoxicillin PULSYS collaboration. In the third quarter of 2005, we received an additional

$4.75 million from Par for its quarterly funding payment, but as a result of Par’s termination of the agreement, we expect no further payments from Par under the agreement. Under certain circumstances, the termination clauses of the agreement may entitle Par to receive a share of net profits up to one-half of Par’s total $23 million investment in the development of certain amoxicillin PULSYS products, should a product covered by the agreement by successfully commercialized.
      In April 2005, we entered into a series of agreements with Clonmel Healthcare, Limited, under which Clonmel will manufacture a commercial supply of amoxicillin products for us. We agreed to reimburse certain facility costs incurred by Clonmel in connection with the agreements. In light of the delay in the development schedule for amoxicillin PULSYS of at least one year, Clonmel has suspended its preparatory activities, and we have fully recorded our liability of approximately $1.4 million to Clonmel as of June 30, 2005.

Prospective Information
      We expect to incur losses from operations for the foreseeable future. We expect to continue to incur substantial funding requirements for research and development expenses, including expenses related to preclinical testing and clinical trials. We expect that our selling, general and administrative expenses will increase in the future as we expand our business development function and add infrastructure to our organization. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of regulatory approvals, payments received or made under current or anticipated collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing and our or our partners’ success in developing markets for our product candidates.
      We are currently evaluating the results of our recently completed pediatric and adult Phase III trials with the intent to reach a conclusion regarding the future of our Amoxicillin PULSYS development program. We are also currently considering how to maximize the future value of our Keflex franchise. Each of these outstanding matters is expected to have significant implications for our anticipated level of future spending and our capital available to fund future operations. We anticipate resolving these outstanding issues by the end of the third quarter of 2005.
      In July 2005, we reduced our workforce by approximately 38% as part of an initiative to reduce operating expenses. The cost reduction will enhance our ability to rely on our existing resources to fund our operations over the next year. We believe that our cash, cash equivalents and marketable securities of $40.3 million on hand as of June 30, 2005, together with the reduction in our workforce in July 2005, the cash payment of $4.75 million received from Par in August 2005 at the termination of our collaboration agreement, and our ability to leverage our Keflex asset provide us with enough capital resources to pursue several options and to finance our ongoing operations, including possible new clinical trials. In addition, we also have the option of seeking another third party to participate in the financing of new clinical trials. We will continue to balance our pace of development with our funding position, and we anticipate the resources described above will be sufficient to fund our planned operating expenses, debt repayments and capital equipment requirements for at least the next 12 months.
      We have no credit facility or other committed sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, including capital requirements arising after we complete our analysis of future plans with respect to amoxicillin PULSYS, we will need to raise additional capital, incur indebtedness, or consider the sale of company assets in order to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts, effect changes to our facilities or personnel, or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Any future funding may dilute the ownership of our equity investors.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-based Compensation.” SFAS 123R requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option pricing model, and eliminates the alternative to use APB 25’s intrinsic value method of accounting for share-based payments. In April 2005, the SEC announced that the effective date to implement SFAS 123R has been delayed for certain public companies. Accordingly, we plan to begin recognizing the expense associated with our share-based payments, as determined using a fair value-based method, in our statement of operations beginning on January 1, 2006. Adoption of the expense provisions of SFAS 123R is expected to have a material impact on our results of operations. The standard allows three alternative transition methods for public companies: modified prospective application without restatement of prior interim periods in the year of adoption; modified prospective application with restatement of prior interim periods in the year of adoption; and retroactive application with restatement of prior financial statements to include the same amounts that were previously included in pro forma disclosures. We have has not determined which transition method it will adopt.
      In June 2005, the FASB Staff issued FASB Staff Position 150-5 (FSP 150-5), “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable.” FSP 150-5 addresses whether freestanding warrants and other similar instruments on shares that are redeemable, either puttable or mandatorily redeemable, would be subject to the requirements of FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” regardless of the timing of the redemption feature or the redemption price. The FSP is effective after June 30, 2005. We are currently evaluating the effect of the FSP.
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

Stock-Based Compensation
      We have elected to follow APB 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation.” In the notes to our financial statements we provide pro forma disclosures in accordance with SFAS No. 148 and related pronouncements. We account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123 and EITF Issue No. 96-18. The factors which are most likely to affect charges or credits to operations related to stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of such fair value. Since the our initial public offering in October 2003, we have used the quoted market price of our common stock as the fair value, and we have established an estimate for volatility by considering the volatility of the stock of other comparable public companies.

Income Taxes
      As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not recorded any tax provision or benefit for the three and six-month periods ended June 30, 2005 or 2004. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured at December 31, 2004 and June 30, 2005.
Forward-looking Statements
      This report contains forward-looking statements. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements may be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•	general economic and business conditions;

•	changes in governmental laws and regulations relating to the development and commercialization of pharmaceutical products;

•	the financial condition of our collaborative partners;

•	completion of our analysis of the results of our recent amoxicillin PULSYS trials and any decisions we make regarding future operating and business plans; and

•	competition in our industry.
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
      Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
      Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2005, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      We are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.
      In December 2003, Aventis and Aventis Pharmaceuticals Inc. brought an action against us in the U.S. District Court for the District of Delaware. The Complaint contains six counts, based upon both federal and state law, alleging, in essence, that we have infringed on the plaintiffs’ trademark. The plaintiffs seek injunctive relief, as well as unspecified monetary damages. Discovery has been completed, the trial was held in May 2005, and we are currently waiting for the judgment of the Court. It is the opinion of management that the ultimate outcome of this matter will not have a material adverse effect upon our financial position but could possibly have a material adverse effect on our results of operations for a particular period.

Item 2.	Unregistered Sales of Securities and Use of Proceeds
      On April 29, 2005, we closed on our private placement of an aggregate of 6,846,735 shares of our common stock and warrants to purchase 2,396,357 shares of our common stock at an exercise price of $4.78 per share, resulting in the receipt of $27.25 million in gross proceeds. The newly issued shares were priced at $3.98, the closing price of our common stock on April 25, 2005. The shares and warrants were offered and sold only to institutional and accredited investors. Our Registration Statement on Form S-3 was declared effective on June 1, 2005.

Item 3.	Defaults Upon Senior Securities
      None

Item 4.	Submission of Matters to Vote of Security Holders
      At our Annual Meeting of Stockholders, held on May 25, 2005, the following members were re-elected to the Board of Directors:

	Affirmative Votes	Votes Withheld

Terms expiring in 2008
Elizabeth Czerepak	17,794,347	85,787
Richard W. Dugan	17,833,009	47,125
      In addition, the following directors had terms of office that continued after the Annual Meeting of Stockholders: James H. Cavanaugh, Ph.D., R. Gordon Douglas, M.D., Wayne T. Hockmeyer, Ph.D. and Harold R. Werner.
      The following proposals were approved at our Annual Meeting of Stockholders:

	Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes

Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005	17,868,856	10,501	777	—
Approval of the Amended and Restated Advancis Pharmaceutical Corporation Stock Incentive Plan	11,797,998	1,289,839	198,530	—

      At our Special Meeting of Stockholders, held on June 21, 2005, the following proposal was approved:

	Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes

Approval of the issuance of 6,846,735 shares of Common Stock of the Company and warrants to acquire 2,396,357 shares of Common Stock of the Company previously issued by the Company to certain investors in a private offering	13,190,445	1,366	—	—

Item 5.	Other Information
      None

Item 6.	Exhibits

10.1	Manufacturing and Supply Agreement between the Company and Clonmel Healthcare Limited, dated as of April 19, 2005.†
10.2	Development and Clinical Manufacturing Agreement between the Company and Clonmel Healthcare Limited, dated as of April 19, 2005.†
10.3	Facility Build-Out Agreement between the Company and Clonmel Healthcare Limited, dated as of April 19, 2005.†
10.4	Form of Purchase Agreement dated April 26, 2005, including the form of Warrant attached thereto.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

†	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

*	Incorporated by reference to our Current Report on Form 8-K dated April 27, 2005.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Advancis Pharmaceutical Corporation

By:	/s/ Edward M. Rudnic, Ph.D.

Edward M. Rudnic, Ph.D.
Chairman of the Board, President
and Chief Executive Officer

By:	/s/ Steven A. Shallcross

Steven A. Shallcross
Senior Vice President and
Chief Financial Officer
Dated: August 15, 2005

EXHIBIT INDEX

Exhibit
Page
Number

10.1	Manufacturing and Supply Agreement between the Company and Clonmel Healthcare Limited, dated as of April 19, 2005.†
10.2	Development and Clinical Manufacturing Agreement between the Company and Clonmel Healthcare Limited, dated as of April 19, 2005.†
10.3	Facility Build-Out Agreement between the Company and Clonmel Healthcare Limited, dated as of April 19, 2005.†
10.4	Form of Purchase Agreement dated April 26, 2005, including the form of Warrant attached thereto.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

†	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

*	Incorporated by reference to our Current Report on Form 8-K dated April 27, 2005.