Form 10-Q
period 2005-09-30
ADVANCIS PHARMACEUTICAL CORP
filed 2005-11-07
CIK 1161924

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
None
(Former name, former address and former
fiscal year — if changed since last report)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of November 1, 2005, 29,724,985 shares of common stock of the Registrant were outstanding.

ADVANCIS PHARMACEUTICAL CORPORATION
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
ADVANCIS PHARMACEUTICAL CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,080,117	$10,395,757
Marketable securities	15,784,756	19,656,180
Accounts receivable, net	225,062	206,001
Inventories	319,104	179,738
Prepaid expenses and other current assets	384,391	1,044,389

Total current assets	35,793,430	31,482,065
Property and equipment, net	15,320,528	16,524,342
Restricted cash	1,906,711	1,913,314
Deposits	955,069	264,125
Notes receivable	121,500	121,500
Intangible assets, net	9,824,422	10,692,679

Total assets	$63,921,660	$60,998,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,844,470	$3,886,563
Accrued expenses and advances	7,662,911	4,161,000
Lines of credit — current portion	936,732	1,009,975
Deferred contract revenue	—	2,552,357

Total current liabilities	10,444,113	11,609,895
Lines of credit — noncurrent portion	805,475	1,492,412
Note payable	75,000	75,000
Deferred contract revenue	11,625,000	6,861,111
Deferred rent and credit on lease concession	1,265,949	1,221,228

Total liabilities	24,215,537	21,259,646

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding at September 30, 2005 and December 31, 2004.	—	—
Common stock, $0.01 par value; 225,000,000 shares authorized; 29,632,426 shares and 22,706,679 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	296,325	227,067
Capital in excess of par value	145,116,075	120,315,949
Deferred stock-based compensation	(991,824)	(2,607,247)
Accumulated deficit	(104,688,406)	(78,106,731)
Accumulated other comprehensive loss	(26,047)	(90,659)

Total stockholders’ equity	39,706,123	39,738,379

Total liabilities and stockholders’ equity	$63,921,660	$60,998,025

The accompanying notes are an integral part of these condensed financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(Unaudited)
Revenues:
Product sales	$1,159,986	$1,132,513	$3,190,340	$1,132,513
Contract revenue	3,326,024	729,167	4,027,778	1,493,056
Reimbursement of development costs	2,915,303	1,212,060	8,010,690	1,615,125

Total revenues	7,401,313	3,073,740	15,228,808	4,240,694

Costs and expenses:
Cost of product sales	87,555	78,928	266,332	78,928
Research and development	9,992,697	9,327,378	33,461,337	23,632,238
Selling, general and administrative	3,491,049	3,072,925	8,745,466	9,392,726

Total expenses	13,571,301	12,479,231	42,473,135	33,103,892

Loss from operations	(6,169,988)	(9,405,491)	(27,244,327)	(28,863,198)
Interest income	319,484	209,987	755,898	619,674
Interest expense	(29,736)	(32,577)	(93,246)	(95,509)

Net loss	$(5,880,240)	$(9,228,081)	$(26,581,675)	$(28,339,033)

Basic and diluted net loss per share	$(0.20)	$(0.41)	$(1.00)	$(1.25)

Shares used in calculation of basic and diluted net loss per share	29,630,500	22,689,895	26,657,679	22,680,461

The accompanying notes are an integral part of these condensed financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other
			Capital in	Deferred		Comprehensive	Total
	Common	Par	Excess of	Stock-Based	Accumulated	Income	Stockholders’
	Shares	Value	Par Value	Compensation	Deficit	(Loss)	Equity

	(Unaudited)
Balance at December 31, 2004	22,706,679	$227,067	$120,315,949	$(2,607,247)	$(78,106,731)	$(90,659)	$39,738,379
Exercise of stock options	38,442	385	22,630	—	—	—	23,015
Issuance of restricted stock	40,570	406	24,305	—	—	—	24,711
Issuance and remeasurement of stock options for services	—	—	(133,428)	—	—	—	(133,428)
Amortization of deferred stock based compensation	—	—	—	1,328,608	—	—	1,328,608
Reversal of deferred stock-based compensation and related amortization due to forfeited options	—	—	(799,303)	286,815	—	—	(512,488)
Proceeds from private placement of common stock, net of issuance expenses	6,846,735	68,467	25,685,922	—	—	—	25,754,389
Comprehensive income (loss):
Net loss	—	—	—	—	(26,581,675)	—	(26,581,675)
Change in unrealized losses on marketable securities	—	—	—	—	—	64,612	64,612

Total comprehensive loss							(26,517,063)

Balance at September 30, 2005	29,632,426	$296,325	$145,116,075	$(991,824)	$(104,688,406)	$(26,047)	$39,706,123

The accompanying notes are an integral part of these condensed financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2005	2004

	(Unaudited)
Cash flows from operating activities:
Net loss	$(26,581,675)	$(28,339,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,048,707	1,625,494
Stock-based compensation	682,692	3,589,985
Deferred rent and credit on lease concession	44,721	211,050
Amortization of premium on marketable securities	286,765	1,111,010
Changes in:
Accounts receivable	(19,061)	2,209,122
Inventories	(139,366)	(218,734)
Prepaid expenses and other current assets	659,998	654,790
Deposits other than on property and equipment	(147,101)	(26,952)
Accounts payable	(2,042,093)	(658,883)
Accrued expenses	2,983,812	2,143,788
Deferred contract revenue	2,211,532	6,391,819

Net cash used in operating activities	(19,011,069)	(11,306,544)

Cash flows from investing activities:
Purchase of Keflex intangible assets	—	(11,205,517)
Advance payment for potential sale of Keflex intangible assets	1,000,000	—
Purchase of marketable securities	(10,055,729)	(23,104,372)
Sale and maturities of marketable securities	13,705,000	24,503,165
Purchases of property and equipment	(1,433,826)	(4,825,809)
Deposits on property and equipment	(543,843)	(367,327)
Restricted cash	6,603	(133,274)

Net cash provided by (used in) investing activities	2,678,205	(15,133,134)

Cash flows from financing activities:
Proceeds from lines of credit	—	1,389,397
Payments on lines of credit	(760,180)	(965,482)
Proceeds from private placement of common stock, net	25,754,389	—
Proceeds from exercise of common stock options	23,015	6,079

Net cash provided by financing activities	25,017,224	429,994

Net increase (decrease) in cash and cash equivalents	8,684,360	(26,009,684)
Cash and cash equivalents, beginning of period	10,395,757	37,450,490

Cash and cash equivalents, end of period	$19,080,117	$11,440,806

Supplemental disclosure of cash flow information:
Cash paid for interest	$93,246	$98,232

Supplemental disclosure of noncash transactions:
Reclassification of liability related to early exercises of restricted stock to equity upon vesting of the restricted stock	$24,711	$24,710

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation
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
      Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
Net loss, as reported	$(5,880,240)	$(9,228,081)	$(26,581,675)	$(28,339,033)
Add — Stock-based employee compensation (benefit) expense determined under the intrinsic value method	(160,968)	689,112	816,120	2,723,959
Less — Stock-based employee compensation benefit (expense) determined under the fair value based method	132,188	(2,152,289)	(3,755,288)	(6,341,513)

Pro forma net loss	$(5,909,020)	$(10,691,258)	$(29,520,843)	$(31,956,587)

Net loss per share:
Basic and diluted, as reported	$(0.20)	$(0.41)	$(1.00)	$(1.25)

Basic and diluted, pro forma	$(0.20)	$(0.47)	$(1.11)	$(1.41)

Earnings Per Share
      Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of potential common shares outstanding during the period, including outstanding stock options, is measured by the treasury stock method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company incurred net losses for the three and nine months ended September 30, 2005 and 2004, and, accordingly, did not assume exercise of any of the Company’s outstanding stock options, because to do so would be antidilutive.

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
      The following are the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	September 30,

(Number of Underlying Common Shares)	2005	2004

	(Unaudited)
Stock options	4,501,843	3,708,421
Nonvested restricted stock	71,032	237,689
Warrants	2,396,357	—

Total	6,969,232	3,946,110

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
      In June 2005, the FASB Staff issued FASB Staff Position 150-5 (FSP 150-5), “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable.” FSP 150-5 addresses whether freestanding warrants and other similar instruments on shares that are redeemable, either puttable or mandatorily redeemable, would be subject to the requirements of FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” regardless of the timing of the redemption feature or the redemption price. The FSP was effective after June 30, 2005. Adoption of the FSP did not have a material effect on the Company’s financial condition or results of operations.

3.	Revenue
      The Company records revenue from sales of pharmaceutical products (Keflex brand) and from the recognition of revenue earned under collaboration agreements.
      Product Sales. The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 52.2%, 24.6%, and 17.3% of the Company’s net revenues from product sales in the nine-month period ended September 30, 2005.

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
      Contract Revenue. Revenue recognized for upfront payments and milestones under collaboration agreements is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
Upfront payment — Par — amortization	$95,029	$416,667	$796,783	$555,556
Upfront payment — Par — acceleration upon termination	3,230,995	—	3,230,995	—
Upfront payment — GSK — amortization	—	312,500	—	937,500

Total	$3,326,024	$729,167	$4,027,778	$1,493,056

      Reimbursement of Development Costs. Revenue recognized for reimbursement by third parties of research and development costs is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
Reimbursement by Par of period costs incurred	$540,303	$1,212,060	$5,635,690	$1,615,125
Acceleration upon termination of Par collaboration	2,375,000	—	2,375,000	—

Total	$2,915,303	$1,212,060	$8,010,690	$1,615,125

      Collaboration with Par Pharmaceutical for Amoxicillin PULSYS. In May 2004, the Company entered into an agreement with Par Pharmaceutical to collaborate in the further development and commercialization of a PULSYS-based amoxicillin product. Under the terms of the agreement, the Company conducted the development program, including the manufacture of clinical supplies and the conduct of clinical trials, and was responsible for obtaining regulatory approval for the product. The Company was to own the product trademark and was to manufacture or arrange for supplies of the product for commercial sales. Par was to be the sole distributor of the product. Both parties were to share commercialization expenses, including pre-marketing costs and promotion costs, on an equal basis. Operating profits from sales of the product were also to be shared on an equal basis. Under the agreement, the Company received an upfront fee of $5 million and a commitment from Par to fund all further development expenses. Development expenses incurred by the Company were to be partially funded by quarterly payments aggregating $28 million over the period of July 2004 through October 2005, of which up to $14 million is contingently refundable.
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
      On August 3, 2005, the Company was notified by Par that Par decided to terminate the companies’ Amoxicillin PULSYS collaboration agreement. Advancis received from Par the $4.75 million development funding quarterly payment due in July 2005 and expects no further payments under the collaboration. Under certain circumstances, the termination clauses of the agreement may entitle Par to receive a share of net profits up to one-half of their $23.25 million funding of the development of certain Amoxicillin PULSYS

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
products, should a product covered by the agreement be successfully commercialized. Accordingly, in the third quarter the Company retained deferred revenue of $11.625 million related to the agreement, and accelerated the recognition into current revenue of the remaining balance of $2,375,000 of deferred reimbursement revenue.
      Revenue related to the $5 million upfront fee was being amortized into contract revenue on a straight-line basis over the estimated development period. As a result of the termination, the Company recognized the remaining deferred revenue balance of $3,230,995 related to the upfront fee as revenue in the third quarter of 2005.

4.	Marketable Securities
      Marketable securities, including accrued interest, at September 30, 2005 were as follows:

	September 30, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-sale	Cost	Gains	Losses	Fair Value

	(Unaudited)
Marketable securities:
Corporate debt securities	$12,784,812	$191	$(19,360)	$12,765,643
Government agency securities	3,025,991	—	(6,878)	3,019,113

	$15,810,803	$191	$(26,238)	$15,784,756

      The Company’s marketable securities at September 30, 2005 all mature in less than one year.

5.	Accounts Receivable
      Accounts receivable, net, consists of the following:

	September 30,	December 31,
	2005	2004

	(Unaudited)
Accounts receivable for product sales, gross	$653,090	$478,684
Allowances for returns, discounts, and chargebacks	(428,028)	(272,683)

Accounts receivable for product sales, net	$225,062	$206,001

      The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 66.5%, 17.7%, and 13.0% of the Company’s accounts receivable for product sales as of September 30, 2005.

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment
      Property and equipment consists of the following:

	Estimated Useful Life	September 30,	December 31,
	(Years)	2005	2004

		(Unaudited)
Construction in progress	—	$521,178	$459,148
Computer equipment	3	1,018,440	1,003,229
Furniture and fixtures	3-10	1,405,918	1,355,643
Equipment	3-10	9,435,332	8,589,960
Leasehold improvements	Shorter of economic lives or lease term	8,719,668	8,715,920

Subtotal		21,100,536	20,123,900
Less — accumulated depreciation		(5,780,008)	(3,599,558)

Property and equipment, net		$15,320,528	$16,524,342

      During the nine-month period ended September 30, 2005 the Company expended approximately $1.4 million to purchase primarily laboratory and manufacturing equipment.

7.	Intangible Assets
      Intangible assets at September 30, 2005 and December 31, 2004 consist of the following:

	September 30, 2005

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(Unaudited)
Keflex brand rights	$10,954,272	$(1,369,290)	$9,584,982
Keflex non-compete agreement	251,245	(62,805)	188,440
Patents acquired	120,000	(69,000)	51,000

Intangible assets	$11,325,517	$(1,501,095)	$9,824,422

	December 31, 2004

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Keflex brand rights	$10,954,272	$(547,716)	$10,406,556
Keflex non-compete agreement	251,245	(25,122)	226,123
Patents acquired	120,000	(60,000)	60,000

Intangible assets	$11,325,517	$(632,838)	$10,692,679

      Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The Keflex brand rights are amortized over 10 years, the non-compete agreement with Eli Lilly and Company is amortized over 5 years, and certain acquired patents are amortized over 10 years.
      Amortization expense for acquired intangible assets with definite lives was $289,419 for the three-month periods ended September 30, 2005 and 2004, and $868,257 and $295,419 for the nine-month periods ended September 30, 2005 and 2004, respectively. For the year ending December 31, 2005 and for the next five years, annual amortization expense for acquired intangible assets will be approximately $1.2 million per year.

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
      The Company is currently in discussions with a potential buyer of the U.S. rights to the Keflex brand. It has reached an agreement in principle for the sale to a private company, and it has received an upfront advance payment of $1.0 million. If the sale is completed under the terms of the agreement in principle, the Company will receive proceeds exceeding the net book value of the assets. Completion of the transaction is subject to the negotiation of a definitive agreement.

8.	Accrued Expenses and Advances
      Accrued expenses and advances consist of the following:

	September 30,	December 31,
	2005	2004

	(Unaudited)
Bonus	$386,001	$895,000
Professional fees	431,862	381,501
Relocation	102,630	120,305
Severance	3,659,246	286,515
Insurance and benefits	277,360	178,624
Liability for exercised unvested stock options	42,770	67,481
Research and development expenses	1,314,374	1,543,164
Other expenses	448,668	231,221
Advance payment for potential sale of Keflex asset	1,000,000	—
Equipment and construction costs	—	457,189

Total accrued expenses and advances	$7,662,911	$4,161,000

      In July and September 2005, the Company reduced its workforce a total of approximately 39% as part of a cost-saving initiative. It recorded a charge of $3,973,265 for severance costs related to salaries and benefits, a non-cash benefit of $512,488 for the reversal of cumulative amortization of deferred stock-based compensation related to forfeited stock options, and a charge of $140,366 for the remaining cost of the New Jersey office lease. The following table summarizes the activity in 2005 for the liability for the cash portion of severance costs related to the reduction-in-force:

Initial charge for 2005 workforce reduction	$3,973,265
Cash payments	(342,574)

Balance for 2005 workforce reduction, September 30, 2005	$3,630,691
Add: Remaining balance for 2004 workforce reduction	28,555

Balance for total accrued severance, September 30, 2005.	$3,659,246

      The remaining balance will be paid through September 2007.
      In August 2005, Advancis entered into an agreement in principle with a private company for the potential sale of Keflex brand rights. As part of the agreement, the potential buyer made a $1,000,000 payment to Advancis. The payment has been recorded as an advance, as, under certain conditions, the payment may be refundable. If the sale is completed, the $1,000,000 payment will be retained by Advancis as part of the sales proceeds.

9.	Private Placement of Common Stock
      In April 2005, the Company completed a private placement of 6,846,735 shares of its common stock at a price of $3.98 per share and warrants to purchase a total of 2,396,357 shares of common stock at an exercise price of $4.78 per share, resulting in gross proceeds to the Company of $27.25 million. Net proceeds to the

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
Company after deducting commissions and expenses were approximately $25.8 million. The warrants are exercisable for five years.
      Pursuant to the terms of the registration rights agreement, the Company filed with the SEC a registration statement on Form S-3 covering the resale of common stock. The registration rights agreement provides that if a registration statement is not effective within 60 days of closing, or if the Company does not subsequently maintain the effectiveness of the registration statement, then in addition to any other rights the investor may have, the Company will be required to pay the investor liquidated damages, in cash, equal to one percent per month of the aggregate purchase price paid by such investor. The SEC declared the Company’s Form S-3 effective on June 1, 2005, which was within 60 days of closing.
      The Company views the liquidated damages provision as a separate freestanding instrument which has nominal value, and the Company has followed that accounting approach. The Company’s view is analogous to “View C” in EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19.” Under this approach, the registration rights agreement is accounted for separately from the financial instrument. Accordingly, the classification of the warrants has been determined under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to be permanent equity.

10.	Stock Option Grants
      On January 24, January 28, March 29, May 25, and September 7, 2005, the Company granted stock options to purchase up to 957,850, 150,000, 26,650, 204,970 and 433,200 shares of common stock, respectively, to certain employees, directors and scientific advisory board members. The exercise price of the options is the fair market price of the Company’s stock on the grant date.

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
Our Business
      Advancis Pharmaceutical Corporation was incorporated in Delaware in December 1999 and commenced operations on January 1, 2000. We are a pharmaceutical company focused on developing and commercializing pulsatile drug products that fulfill unmet medical needs in the treatment of infectious disease. We are developing a broad portfolio of drugs based on the novel biological finding that bacteria exposed to antibiotics in front-loaded, sequential bursts, or pulses, are killed more efficiently than those exposed to standard antibiotic treatment regimens. We currently have 17 issued U.S. patents covering our proprietary once-a-day pulsatile delivery technology called PULSYS. We have initially focused on developing pulsatile formulations of approved and marketed drugs that no longer have patent protection or that have patents expiring in the next three years. In June and July 2005, we completed two Phase III trials evaluating our lead Amoxicillin PULSYS product candidates for the treatment of pharyngitis and/or tonsillitis (one study in adults and adolescents and one study in children). Both trials failed to achieve the primary and secondary endpoints. After extensive analysis of the trial data, we have decided to conduct an additional Phase III trial in adults and adolescents based on a longer duration of therapy, while continuing to use our proprietary, once-daily PULSYS formulation. We also have a once-daily version of cephalexin PULSYS in preclinical development, and have suspended development activities for other product candidates. We currently sell our line of Keflex products (a cephalosporin-class antibiotic) to wholesalers in both capsule and powder formulations.
General
      Our future operating results will depend largely on our ability to successfully develop and commercialize our lead product, Amoxicillin PULSYS and the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in our 2004 Annual Report on Form 10-K.
Management Overview of the Third Quarter of 2005
      The following is a summary of key events that occurred in the third quarter of 2005.
     PULSYS product development and collaborations

•	On July 21, 2005, we announced that our pediatric Amoxicillin PULSYS Phase III clinical trial failed to achieve its desired microbiological and clinical endpoints. This pivotal program was designed as a 500-patient, investigator-blind, non-inferiority Phase III trial for a “sprinkle” formulation of Amoxicillin PULSYS for the treatment of pharyngitis/tonsillitis due to Group A streptococcal infections. We had previously announced on June 15, 2005 that our Amoxicillin PULSYS Phase III clinical trial for the treatment of pharyngitis/tonsillitis in adults and adolescents failed to achieve its desired microbiological and clinical endpoints. This pivotal program was designed as a 500 patient, double-blind, double-dummy, non-inferiority Phase III trial for a tablet formulation of Amoxicillin PULSYS for the treatment of pharyngitis/tonsillitis due to Group A streptococcal infections.

•	Subsequent to the announcement of our unsuccessful Phase III trial results, we reduced our workforce by approximately 39% during the quarter in order to reduce operating expenses. We recorded a charge of approximately $4.0 million in the third quarter for severance costs related to salaries and benefits.

•	In August 2005, we received $4.75 million from Par Pharmaceutical for its quarterly funding payment under our Amoxicillin PULSYS collaboration. This was Par’s final funding payment and was made simultaneously with the termination of the collaboration. As a result of the termination, we recognized revenue in the third quarter of $5.6 million that had previously been deferred.

•	In September 2005, after extensive study of the data from our recently-concluded unsuccessful Amoxicillin PULSYS Phase III clinical trials, we decided to conduct a new Phase III trial for adults and adolescents, extending the length of treatment from seven days to 10 days, using the current formulation of Amoxicillin PULSYS.
     Marketed Products — Keflex

•	In the third quarter of 2005, net sales of our branded capsule and powder for oral suspension Keflex products were approximately $1.2 million, an increase from $1.0 million of net Keflex sales in the second quarter of 2005.

•	An agreement in principle was reached during the quarter to sell the U.S. rights to the Keflex brand of cephalexin to a private company. We received a $1.0 million advance payment from the potential buyer during the quarter.

•	We continued development of additional non-PULSYS Keflex products.
     Focus for Remainder of 2005
      Our primary focus for the remainder of 2005 and for the first half of 2006 will be on the conduct of our Amoxicillin PULSYS Phase III clinical trial for adults and adolescents. We will also continue pre-clinical development of a once-daily version of cephalexin PULSYS. In addition, a near-term goal is completion of the sale of the U.S. rights to the Keflex brand.
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
      Summary of Product Development Initiatives. The following table summarizes our product development initiatives for the three- and nine-month periods ended September 30, 2005 and 2004. Included in this table is the research and development expense recognized in connection with each product candidate currently in clinical development and all preclinical product candidates as a group.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Clinical
					Development
	2005	2004	2005	2004	Phase

Direct Project Costs(1)
Amoxicillin(2)	$4,621,000	$4,118,000	$21,124,000	$10,273,000	Phase III
Keflex and Cephalexin PULSYS	2,703,000	—	4,254,000	—	Preclinical
Generic Clarithromycin(3)	24,000	2,475,000	75,000	4,713,000	Discontinued
Other Product Candidates	459,000	501,000	1,184,000	3,174,000	Suspended

Total Direct Project Costs	7,807,000	7,094,000	26,637,000	18,160,000

Indirect Project Costs(1)
Facility	973,000	901,000	2,800,000	1,974,000
Depreciation	655,000	481,000	1,971,000	1,206,000
Other Indirect Overhead	558,000	851,000	2,053,000	2,292,000

Total Indirect Expense	2,186,000	2,233,000	6,824,000	5,472,000

Total Research & Development Expense	$9,993,000	$9,327,000	$33,461,000	$23,632,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

(2)	In August 2005, Par Pharmaceutical notified us that it had terminated our amoxicillin collaboration agreement. See “Our Collaboration with Par Pharmaceutical for Amoxicillin PULSYS” below. Phase III trial results for the adolescent/adult and pediatric formulations were announced in June and July 2005, respectively, and both trials failed to achieve the primary and secondary endpoints. See “Amoxicillin PULSYS Phase III” below.

(3)	In September 2003, we entered into an agreement pursuant to which we licensed to Par Pharmaceutical the distribution and marketing rights to our generic formulation of Abbott’s Biaxin XL (extended release clarithromycin). During the third quarter of 2004, we conducted bioequivalence studies on two revised formulations of the generic product, with both formulations failing to achieve bioequivalence. We concluded that due to the non-core nature of the product, the expense involved in the development of additional formulations, the continued redirection of our resources required to pursue the product, and the reduced market potential given the emergence of competing products, we would discontinue further development work on the product.
      Amoxicillin PULSYS Phase III Clinical Trials. Our Phase III clinical program is designed to support product approvals for Amoxicillin PULSYS for the treatment of acute pharyngitis and/or tonsillitis due to Group A streptococcal infections (commonly referred to as strep throat).
(1) Adult and Adolescent Amoxicillin PULSYS clinical trial (October 2004 — June 2005):
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

      On June 15, 2005, we announced that our Amoxicillin PULSYS Phase III clinical trial for the treatment of adults and adolescents with pharyngitis/tonsillitis due to Group A streptococcal infections failed to achieve its desired microbiological and clinical endpoints. Amoxicillin PULSYS failed to demonstrate statistical non-inferiority to the comparator therapy in the primary endpoint — bacterial eradication at the post-therapy test-of-cure visit for patients who successfully completed the trial protocol. Success in bacterial eradication at the post-therapy test-of-cure visit in the per-protocol population was 76.6 percent (131/171) of patients with Amoxicillin PULSYS and 88.5 percent (161/182) with penicillin. These results failed to demonstrate statistical non-inferiority (95 percent confidence interval of -20.0; -4.4). Amoxicillin PULSYS also failed to demonstrate non-inferiority in the trial’s secondary endpoints, including clinical cure at the test-of-cure visit and bacterial eradication at the late post-therapy visit. We reviewed the full data during the third quarter and evaluated steps that could be taken to potentially improve future outcomes. We decided to conduct a new Phase III trial for adults and adolescents that included extending the course of therapy from seven days to 10 days, as discussed in (3) below.
(2) Pediatric Amoxicillin PULSYS clinical trial (January 2005 — July 2005):
      We announced that we had completed enrollment in our pediatric Amoxicillin PULSYS Phase III trial on April 25, 2005, with a total of 579 children enrolled. Our Phase III trial for Amoxicillin PULSYS in a “sprinkle” formulation for pediatric patients began enrollment on January 5, 2005. This trial was designed as a 500-patient investigator-blind, non-inferiority Phase III trial for a pulsatile form of amoxicillin and was conducted at 77 investigator sites across the country. The trial compared our Amoxicillin PULSYS delivered in either a 775 milligram or 475 milligram “sprinkle,” depending on the patient’s age, dosed once-daily for seven days to an oral suspension of penicillin VK of 10 milligrams per kilogram of patient weight dosed four times daily for 10 days.
      On July 21, 2005, we announced that our Amoxicillin PULSYS Phase III clinical trial for the treatment of children with pharyngitis/tonsillitis due to Group A streptococcal infections failed to achieve its desired microbiological and clinical endpoints. Amoxicillin PULSYS failed to demonstrate statistical non-inferiority to the comparator therapy in the primary endpoint — bacterial eradication at the post-therapy test-of-cure visit for patients who successfully completed the trial protocol. Success in bacterial eradication at the post-therapy test-of-cure visit in the per-protocol population was 65.3 percent (132/202) of pediatric patients with Amoxicillin PULSYS and 68.0 percent (132/194) with penicillin. These results failed to demonstrate statistical non-inferiority (95 percent confidence interval of -12.0; 6.6). Amoxicillin PULSYS also failed to demonstrate non-inferiority in the trial’s secondary endpoints, including clinical cure at the test-of-cure visit and bacterial eradication at the late post-therapy visit. We reviewed the full data during the third quarter and are evaluating what steps, if any, can be taken to improve future outcomes.
(3) Adult and Adolescent Amoxicillin PULSYS clinical trial (new Phase III trial upcoming):
      On September 15, 2005, after extensive analysis of the data from the two unsuccessful Amoxicillin PULSYS Phase III trials, we announced our decision to conduct a new Phase III trial for adults and adolescents with pharyngitis/tonsillitis due to Group A strep infections. We decided to extend the length of treatment in the trial from seven days to 10 days, while continuing to utilize our proprietary PULSYS technology with once-daily dosing. The trial is designed as a two-arm, double-blind, double-dummy, non-inferiority trial that would begin in late 2005. We anticipate comparing our Amoxicillin PULSYS dosage form for the treatment of pharyngitis/tonsillitis in adults and adolescents delivered in a once-daily, 775 milligram tablet for a period of 10 days to 250 milligrams of penicillin dosed four times daily, for a total of one gram per day, for 10 days in at least 600 patients. The primary endpoint for the study would be to demonstrate statistical non-inferiority of bacterial eradication rates between the two treatment arms.
     Stock-Based Compensation
      Employees. We have recorded deferred stock-based compensation expense in connection with the grant of certain stock options to employees. Deferred stock-based compensation for options granted to employees is the difference between the fair value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. We recorded a benefit for the reversal of amortization of deferred stock-based compensation related to employees of approximately $(161,000) for the three-month period ended September 30, 2005 and an expense for the amortization of deferred stock-based compensation related to employees of approximately $816,000 for the nine-month period ended September 30, 2005, compared to $689,000 and $3,214,000 for the three and nine-month periods ended September 30, 2004. Stock-based compensation expense in the third quarter and year-to-date 2005 includes a reversal of $513,000 of expense previously recognized, due to forfeiture of options related to our workforce reduction in the third quarter. Stock-based compensation expense related to employees in 2004 includes a charge of $490,000 for a modification of the vesting of options incurred in connection with the retirement of the chairman of our board of directors.
      Non-employee Consultants. We record stock-based compensation expense for options granted to non-employee consultants and scientific advisory board (SAB) members in accordance with Statement of Financial Accounting Standards No. 123 based on the fair value of the equity instruments issued. Stock-based compensation for options granted to non-employee consultants and SAB members is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force Issue No. 96-18. We recognize an expense for such options throughout the vesting period as the services are provided by the non-employee consultants and SAB members. We recorded an expense of $3,000 during the three month period ending September 30, 2005, and a benefit for stock-based compensation of $(133,000) for the nine-month period ended September 30, 2005, due to the remeasurement effect of declines in our stock price. For the three and nine-month periods ended September 30, 2004, stock-based compensation expense for non-employees was $252,000 and $376,000, respectively.

Our Collaboration with Par Pharmaceutical for Amoxicillin PULSYS
      In May 2004, we entered into an agreement with Par Pharmaceutical to collaborate in the further development and commercialization of a PULSYS-based amoxicillin product. Under the terms of the agreement, we conducted the development program, including the manufacture of clinical supplies and the conduct of clinical trials, and were responsible for obtaining regulatory approval for the product. We were to own the product trademark and to manufacture or arrange for supply of the product for commercial sales. Par was to be the sole distributor of the product. Both parties were to share commercialization expenses, including pre-marketing costs and promotion costs, on an equal basis. Operating profits from sales of the product were also to be shared on an equal basis. Under the agreement, we received an upfront fee of $5 million and a commitment from Par to fund all further development expenses. Development expenses incurred by us were to be partially funded by quarterly payments aggregating $28 million over the period of July 2004 through October 2005, of which up to $14 million is contingently refundable.
      Revenue related to the receipt of the quarterly payments from Par was recognized based on actual costs incurred as the work was performed, limited to the minimum amounts expected to be received under the agreement and excluding amounts contingent on future events or that were contingently refundable, with the balance of cash received in excess of revenue recognized recorded as deferred revenue. The excess of the development costs incurred by us over the quarterly payments made by Par was to be funded subsequent to commercialization, by the distribution to us of Par’s share of operating profits until the excess amount had been reimbursed. We did not record any amounts as revenue on a current basis that were dependent on achievement of future operating profits.
      On August 3, 2005, we were notified by Par of its decision to terminate the Amoxicillin PULSYS collaboration agreement. We received from Par the $4.75 million development funding quarterly payment due in July 2005 and expect no further payments under the collaboration. Under certain circumstances, the termination clauses of the agreement may entitle Par to receive a share of net profits up to one-half of their $23.25 million funding of the development of certain Amoxicillin PULSYS products, should a product covered by the agreement be successfully commercialized. Accordingly, in the third quarter we retained deferred revenue of $11.625 million related to the agreement, and accelerated the recognition into current revenue of the remaining balance of $2.4 million of deferred reimbursement revenue.

      Revenue related to the $5 million upfront fee was being amortized into contract revenue on a straight-line basis over the estimated development period. As a result of the termination, we recognized the remaining deferred revenue balance of $3.2 million related to the upfront fee as revenue in the third quarter of 2005.
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
      In addition to assuming sales and marketing responsibilities for the Keflex capsules and oral suspension products, we have begun clinical development of an enhanced cephalexin utilizing our proprietary once-a-day pulsatile dosing technology called PULSYS. In the event we are able to develop and commercialize a PULSYS-based Keflex product, another cephalexin product relying on the acquired NDAs, or other pharmaceutical products using the acquired trademarks, Eli Lilly will be entitled to royalties on these new products. Royalties are payable on a new product by new product basis for five years following the first commercial sale for each new product, up to a maximum aggregate royalty per calendar year. All royalty obligations with respect to any defined new product cease after the 15th anniversary of the first commercial sale of the first defined new product.
      We are currently in discussions with a potential buyer of the U.S. rights to the Keflex brand. We have reached an agreement in principle for the sale to a private company, and we have received an upfront advance payment of $1.0 million. If the sale is completed under the terms of the agreement in principle, we will receive proceeds exceeding the net book value of the assets. Completion of the transaction is subject to the negotiation of a definitive agreement.
Results of Operations

Three months ended September 30, 2005 compared to three months ended September 30, 2004
      Revenues. We recorded revenues of $7.4 million and $3.1 million during the three-month periods ended September 30, 2005 and 2004, respectively, as follows:

	Three Months
	Ended September 30,

	2005	2004

Keflex product sales — net	$1,160,000	$1,133,000
Amortization of upfront licensing fees:
Par — amoxicillin	95,000	416,000
Par — amoxicillin — acceleration upon termination	3,231,000	—
GSK	—	313,000
Reimbursement of development costs:
Par — amoxicillin	540,000	1,212,000
Par — amoxicillin — acceleration upon termination	2,375,000	—

Total	$7,401,000	$3,074,000

      Revenues recognized in 2005 for amortization of upfront licensing fees represent the amortization of a $5.0 million upfront payment received from Par Pharmaceutical in May 2004 in connection with our collaboration for Amoxicillin PULSYS, which was being amortized into revenue on a straight-line basis over the estimated development period. On August 3, 2005, Par terminated the Amoxicillin PULSYS collaboration, at which time we recognized the remaining deferred revenue balance of $3.2 million. Revenues recognized in 2004 from GlaxoSmithKline (GSK) represent the amortization of a $5.0 million upfront payment received from GSK in 2003. The upfront payment from GSK was fully amortized in December 2004 at termination of the GSK collaboration, so there is no comparable amount in 2005.
      Reimbursement of development costs by Par was recognized based on the related costs incurred. As a result of the contract termination by Par on August 3, 2005, we accelerated the revenue recognition of $2.4 million in the third quarter, which was the remaining deferred revenue balance in excess of the amount retained for future contingent liability to Par.
      Cost of Product Sales. Cost of product sales represents the purchase cost of the Keflex products sold during the quarter, together with royalties due on the sale of certain Keflex products. Cost of product sales was $88,000 for the three months ended September 30, 2005, and $79,000 for the three months ended September 30, 2004.
      Research and Development Expenses. Research and development expenses increased by $0.7 million, or 7%, to $10.0 million for the three months ended September 30, 2005 compared to $9.3 million for the three months ended September 30, 2004. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.
      The following table discloses the components of research and development expenses reflecting all of our project expenses.

	Three Months Ended
	September 30,

Research and Development Expenses	2005	2004

Direct project costs:
Personnel, benefits and related costs	$4,654,000	$2,404,000
Stock-based compensation	(50,000)	498,000
Contract R&D, consultants, materials and other costs	2,123,000	3,047,000
Clinical trials	1,080,000	1,145,000

Total direct costs	7,807,000	7,094,000
Indirect project costs	2,186,000	2,233,000

Total	$9,993,000	$9,327,000

      Personnel, benefits and related costs in the third quarter of 2005 increased $2.3 million compared to the third quarter of 2004, due to a charge for severance costs in 2005 of $2.9 million, partially offset by the effect of reduced staff levels resulting from a reduction in force implemented in November 2004. Stock-based compensation expense decreased primarily due to the reversal of $0.2 million of expense for forfeited stock options by terminated staff, the remeasurement effect under SFAS 123 for non-employee consultants of $0.2 million resulting from a decline in our stock price in 2005, and the $0.2 million effect of an accelerated amortization method, which results in lower amortization expense each year.
      Contract research and development, consultants, materials and other direct costs decreased $0.9 million primarily due to a reduction in generic clarithromycin project costs of $1.5 million as the project has been discontinued, a decline from 2004 of $0.6 million in amoxicillin costs, as trial preparations were at a high level of activity in 2004, and an increase of $1.2 million in development costs related to Keflex and cephalexin PULSYS.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.4 million, or 14%, to $3.5 million for the three months ended September 30, 2005 from $3.1 million for the three months ended September 30, 2004.

	Three Months Ended
	September 30,

Selling, General and Administrative Expenses	2005	2004

Salaries, benefits and related costs	$1,586,000	$716,000
Stock-based compensation	(107,000)	443,000
Legal and consulting expenses	361,000	688,000
Other expenses	1,651,000	1,226,000

Total	$3,491,000	$3,073,000

      Selling, general and administrative expenses consist of salaries and related costs for executive and other administrative personnel, selling and product distribution costs, professional fees and facility costs. Salaries, benefits and related costs increased $0.9 million primarily due to severance charges of $1.1 million recognized in 2005 as the result of a reduction in staff. Stock-based compensation costs decreased by $0.6 million due to the reversal of expense for options forfeited as a result of the reduction-in-force, and the use of an accelerated method of amortization. Legal and consulting costs decreased $0.3 million due primarily to a higher level of legal activity in 2004 in support of collaboration and Keflex agreement negotiations. Other expenses increased $0.4 million, primarily due to increased Keflex marketing activity of $0.2 million, and increased audit and other financial fees of $0.2 million.
      Net Interest Income. Net interest income in the three months ended September 30, 2005 was $0.3 million compared to net interest income of $0.2 million in the three months ended September 30, 2004. Interest income was higher in 2005 as higher short-term interest rates in 2005 generated higher interest income than in 2004.

	Three Months Ended
	September 30,

	2005	2004

Interest income	$319,000	$210,000
Interest expense	(30,000)	(33,000)

Total, net	$289,000	$177,000

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004
      Revenues. We recorded revenues of $15.2 million and $4.2 million during the nine-month periods ended September 30, 2005 and 2004, respectively, as follows:

	Nine Months Ended
	September 30,

	2005	2004

Keflex product sales — net	$3,190,000	$1,133,000
Amortization of upfront licensing fees:
Par — amoxicillin	797,000	556,000
Par — amoxicillin — acceleration upon termination	3,231,000	—
GSK	—	937,000
Reimbursement of development costs:
Par — amoxicillin	5,636,000	1,615,000
Par — amoxicillin — acceleration upon termination	2,375,000	—

Total	$15,229,000	$4,241,000

      Product sales of Keflex commenced in July 2004, subsequent to the purchase of the brand rights in the U.S. market from Eli Lilly, thus results for 2004 reflect three months of sales compared to nine months in 2005.
      Revenues recognized in 2005 for amortization of upfront licensing fees include the amortization of a $5.0 million upfront payment received from Par Pharmaceutical in 2004, of which the remainder of $3.2 million was recognized in the third quarter of 2005 due to the termination of the collaboration agreement. Revenue for amortization of upfront licensing fees from GlaxoSmithKline in 2004 represented amortization of the $5.0 million upfront payment received from GSK in May, 2004, with no comparable amount in 2005 due to termination of the GSK collaboration in December 2004.
      Reimbursement of development costs under the Par amoxicillin PULSYS collaboration agreement was recognized as revenue based on the related costs incurred. As a result of the termination of the collaboration on August 3, 2005, we accelerated the revenue recognition of $2.4 million, which represented the remaining deferred revenue balance in excess of the amount retained for future contingent liability to Par.
      Cost of Product Sales. Cost of product sales represents the purchase cost of the Keflex products sold during the quarter, together with royalties due on the sale of certain Keflex products. Cost of product sales was $0.3 million for the nine months ended September 30, 2005, and $0.1 million for the nine-month period ended September 30, 2004, which reflected sales from the point of product acquisition at the end of June 2004.
      Research and Development Expenses. Research and development expenses increased by $9.8 million, or 42%, to $33.5 million for the nine months ended September 30, 2005 compared to $23.6 million for the nine months ended September 30, 2004.
      The following table discloses the components of research and development expenses reflecting all of our project expenses.

	Nine Months Ended
	September 30,

Research and Development Expenses	2005	2004

Direct project costs:
Personnel, benefits and related costs	$9,211,000	$7,091,000
Stock-based compensation	187,000	1,357,000
Contract R&D, consultants, materials and other costs	7,043,000	6,133,000
Clinical trials	10,196,000	3,579,000

Total direct costs	26,637,000	18,160,000
Indirect project costs	6,824,000	5,472,000

Total	$33,461,000	$23,632,000

      Personnel, benefits and related costs increased $2.1 million in 2005 due to severance charges of $2.9 million, partly offset by a benefit of $0.8 million due to lower staffing levels throughout 2005 attributable to the November 2004 reduction-in-force. Stock-based compensation costs declined $1.2 million, of which $0.7 million results from use of an accelerated method of amortization under APB 25, $0.3 million is due to the favorable impact of remeasurement resulting from a lower stock price, and $0.2 million was the reversal of expense due to the forfeiture of options by terminated employees.
      Contract R&D, consultants, materials and other costs increased $0.9 million, due to increased costs of $1.7 million for Keflex product development and $1.6 million for pediatric and adult amoxicillin trial costs, offset by a reduction in costs of $1.9 million on the generic clarithromycin project that was discontinued and $0.5 million for other projects. Clinical trials expense increased $6.6 million overall, due to $8.0 million of expense in 2005 for Phase III clinical trials of adult and pediatric amoxicillin, partly offset by lower expenses for generic clarithromycin of $0.7 million and other projects of $0.7 million.

      Indirect project costs also increased by $1.4 million, primarily due to an increase in facility-related costs of $0.8 million and equipment depreciation of $0.8 million, resulting from the acquisition of product manufacturing equipment used to produce amoxicillin for clinical trials.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.6 million, or 7%, to $8.7 million for the nine months ended September 30, 2005 from $9.4 million for the nine months ended September 30, 2004.

	Nine Months Ended
	September 30,

Selling, General and Administrative Expenses	2005	2004

Salaries, benefits and related costs	$2,951,000	$2,206,000
Stock-based compensation	496,000	2,233,000
Legal and consulting expenses	1,084,000	1,949,000
Other expenses	4,214,000	3,005,000

Total	$8,745,000	$9,393,000

      Salaries, benefits and related costs in 2005 include severance costs of $1.1 million, with no similar charge in the comparable 2004 period. Stock-based compensation costs decreased a total of $1.7 million, due to a decrease of $0.9 million attributable to the use of an accelerated method of amortization to recognize employee-based option expense recognized under APB 25, a decrease of $0.3 million due to reversal of prior period expense for the forfeiture of options that resulted from the termination of employees in 2005, and a decrease of $0.5 million due to a one-time charge in 2004 for stock-based compensation related to retirement of a director.
      Legal and consulting costs decreased $0.9 million due primarily to a higher level of legal activity in 2004 in support of collaboration agreement negotiations. Other expenses increased $1.2 million, which included amortization of the Keflex intangible assets of $0.6 million, and increased facilities costs of $0.3 million.
      Net Interest Income). Net interest income in the nine months ended September 30, 2005 was $0.7 million compared to net interest income of $0.5 million in the nine months ended September 30, 2004. Interest income was higher in 2005 primarily due to higher short-term interest rates.

	Nine Months Ended
	September 30,

	2005	2004

Interest income	$756,000	$620,000
Interest expense	(93,000)	(96,000)

Total, net	$663,000	$524,000

Liquidity and Capital Resources
      We have funded our operations principally with the proceeds of $54.5 million from a series of five preferred stock offerings and one issue of convertible notes over the period of 2000 through 2003, the net proceeds of $54.3 million from our initial public offering in October 2003 and a private placement of common stock for net proceeds of $25.8 million in April 2005. In addition, we have received funding of $8.0 million and $28.25 million from GlaxoSmithKline and Par Pharmaceutical, respectively, as a result of collaboration agreements for the development of new products, as well as cash of $5.5 million from net product sales of Keflex brand antibiotics.
     Cash and Marketable Securities
      At September 30, 2005 cash, cash equivalents and marketable securities were $34.9 million compared to $30.1 million at December 31, 2004.

	September 30,	December 31,
	2005	2004

Cash and cash equivalents	$19,080,000	$10,396,000
Marketable securities	15,785,000	19,656,000

Total	$34,865,000	$30,052,000

      Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities are also highly-liquid investments and are classified as available-for-sale, as they can be utilized for current operations. Our investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/P1. Our objective is to limit the investment portfolio to a maximum average duration of approximately one year, with no individual investment exceeding a two-year duration. At September 30, 2005 no security was held with a maturity greater than six months from that date.
      Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Cash Flow
      The following table summarizes our sources and uses of cash and cash equivalents for the nine-month periods ended September 30, 2005 and 2004.

	Nine Months Ended
	September 30,

	2005	2004

Net cash used in operating activities	$(19,011,000)	$(11,307,000)
Net cash provided by (used in) investing activities	2,678,000	(15,133,000)
Net cash provided by financing activities	25,017,000	430,000

Net increase (decrease) in cash and cash equivalents	$8,684,000	$(26,010,000)

          Operating Activities
      Net cash used in operating activities in the nine-month period ending September 30, 2005 was $19.0 million, primarily due to the net loss of $26.6 million as adjusted for noncash charges and the timing of revenue recognition. Cash used in operating activities is less than the net loss for accounting purposes by $7.6 million for the following reasons:

•	Cash receipts exceeded revenue recognized by $2.2 million, due to timing of revenue recognized under collaboration contracts for accounting purposes, primarily attributable to deferred recognition of collaboration payments received;

•	Cash expenditures were approximately $5.1 million less than expenses for accounting purposes, primarily due to noncash expenses for depreciation, amortization, and stock-based compensation; and

•	Interest income received in cash was $0.3 million higher than interest income for accounting purposes, as the premium paid for marketable securities with relatively high interest rates is charged against interest income.
      Net cash used in operating activities in the nine-month period ending September 2004 was $11.3 million, primarily due to the net loss of $28.3 million as adjusted for noncash charges and the timing of revenue recognition. Cash used in operating activities is less than the net loss for accounting purposes by $17.0 million for the following reasons:

•	Cash receipts exceeded revenue recognized by $8.3 million, due to timing of revenue recognized under collaboration contracts for accounting purposes, primarily attributable to deferred recognition of upfront payments received;

•	Cash expenditures were approximately $7.6 million less than expenses for accounting purposes, primarily due to noncash expenses for depreciation, amortization, and stock-based compensation; and

•	Interest income received in cash was $1.1 million higher than interest income for accounting purposes, as the premium paid for marketable securities with relatively high interest rates is charged against interest income.
          Investing Activities
      Net cash provided by investing activities during the nine-month period ending September 30, 2005 was $2.7 million. The most significant investing activities included net purchases and sales of marketable securities of $3.6 million, the purchase of and deposits on property and equipment of $2.0 million, and receipt of a $1.0 million advance payment pursuant to the potential sale of Keflex assets.
      Net cash used in investing activities during the nine-month period ending September 30, 2004 was $15.1 million. The most significant investing activities included the acquisition of Keflex intangibles for $11.2 million, and purchases of and deposits on property and equipment of $5.2 million. Net purchases and sales of marketable securities provided $1.4 million during the period.
          Financing Activities
      Net cash provided by financing activities for the nine-month period ending September 30, 2005 was $25.0 million. The major financing activity was the private placement of common stock, which provided $25.8 million net of issuance costs. Additionally, repayments on lines of credit totaled $0.8 million during the period.
      Net cash provided by financing activities for the nine-month period ending September 30, 2004 was $0.4 million. The major financing activities included loan draws of $1.4 million for equipment financing in connection with the fit-out of our new corporate, research and development facility and repayments of $1.0 million on the our existing borrowings.
     Borrowings
      We are a party to four credit facilities for an aggregate amount of $5.9 million used to finance the purchase of equipment and to one loan agreement for $75,000 with a local government development fund. The credit facilities have no amounts available for new borrowings. Of the total amount borrowed, $1.8 million was outstanding as of September 30, 2005, as summarized in the following table:

	As of September 30, 2005

		Amount
Debt Obligations	Interest Rates	Outstanding

Fixed rate borrowings	5.00% — 11.62%	$225,000
Variable rate borrowings	LIBOR or Fixed Cost of Funds plus 250 — 280 basis points	1,592,000

Totals		$1,817,000

      We do not currently hedge fixed or variable rate borrowings.

     Stock Issuances
      In April 2005, we completed a private placement of 6,846,735 shares of our common stock at a price of $3.98 per share and warrants to purchase a total of 2,396,357 shares of common stock at an exercise price of $4.78 per share, resulting in net proceeds, after commissions and expenses, of $25.8 million. The warrants are exercisable for five years.
     Contractual Obligations
      Our amoxicillin development and commercialization agreement with Par was terminated by Par in August 2005. Under certain circumstances, the termination clauses of the agreement may entitle Par to receive a share of net profits up to one-half of Par’s total $23.25 million investment in the development of certain amoxicillin PULSYS products, should a product covered by the agreement be successfully commercialized. Accordingly, we retained $11.625 million of deferred revenue in recognition of this contingent liability to Par.

Prospective Information
      We expect to incur losses from operations for the foreseeable future. We expect to continue to require substantial funding for research and development expenses, including expenses related to preclinical testing and clinical trials. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of regulatory approvals, payments received or made under any future collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing and our or our partners’ success in developing markets for our product candidates.
      After receiving the results in June and July 2005 of our unsuccessful pediatric and adult Phase III trials, we conducted an intensive analysis of the data with the intent to reach a conclusion regarding the future of our Amoxicillin PULSYS development program. We also considered how to maximize the future value of our Keflex franchise. Each of these outstanding matters has significant implications for our anticipated level of future spending and our capital available to fund future operations. In September 2005, we announced our decisions regarding these outstanding matters. We decided to continue our Amoxicillin PULSYS development program and to conduct a new Phase III clinical trial. We also decided to raise cash by selling the U.S. rights to the Keflex brand.
      In July and September 2005, we reduced our workforce by approximately 39% as part of an initiative to reduce operating expenses. The cost reduction will enhance our ability to rely on our existing resources to fund our operations over the next year. We believe that our cash, cash equivalents and marketable securities of $34.9 million on hand as of September 30, 2005, together with the reduction in our workforce in the third quarter of 2005, the cash payment of $4.75 million received from Par in August 2005 at the termination of our collaboration agreement, and expected proceeds from the sale of our Keflex asset provide us with enough capital resources to finance our ongoing operations, including our planned new Phase III clinical trial. We will continue to balance our pace of development with our funding position, and we anticipate the resources described above will be sufficient to fund our planned operating expenses, debt repayments and capital equipment requirements for at least the next 12 months, barring unforeseen developments.
      We have no credit facility or other committed sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital, incur indebtedness, or consider the sale of company assets in order to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts, effect changes to our facilities or personnel, or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Any future funding may dilute the ownership of our equity investors.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-based Compensation.” SFAS 123R requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option pricing model, and eliminates the alternative to use APB 25’s intrinsic value method of accounting for share-based payments. In April 2005, the SEC announced that the effective date to implement SFAS 123R has been delayed for certain public companies. Accordingly, we plan to begin recognizing the expense associated with our share-based payments, as determined using a fair value-based method, in our statement of operations beginning on January 1, 2006. Adoption of the expense provisions of SFAS 123R is expected to have a material impact on our results of operations. The standard allows three alternative transition methods for public companies: modified prospective application without restatement of prior interim periods in the year of adoption; modified prospective application with restatement of prior interim periods in the year of adoption; and retroactive application with restatement of prior financial statements to include the same amounts that were previously included in pro forma disclosures. We have not determined which transition method we will adopt.
      In June 2005, the FASB Staff issued FASB Staff Position 150-5 (FSP 150-5), “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable.” FSP 150-5 addresses whether freestanding warrants and other similar instruments on shares that are redeemable, either puttable or mandatorily redeemable, would be subject to the requirements of FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” regardless of the timing of the redemption feature or the redemption price. The FSP was effective after June 30, 2005. Adoption of the FSP did not have a material effect on our financial condition or results of operations.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, fair valuation of stock related to stock-based compensation, realizability of intangibles and other long-lived assets, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
     Revenue Recognition
      We recognize revenue for the sale of pharmaceutical products and for payments received under collaboration agreements for licensing, milestones, and reimbursement of development costs.
      Product Sales. Revenue from product sales, net of estimated provisions, is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the selling price is fixed and determinable, and collectibility is reasonably probable. Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for sales discounts, and estimates for chargebacks, rebates, and product returns are established as a reduction of product sales revenue at the time revenues are recognized, based on historical experience adjusted to reflect known changes in the factors that impact these reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the payment is due to a party other than the wholesaler.

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
      Product Returns. In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date, which for our Keflex product is typically three years from the date of manufacture. Our return policy typically allows product returns for products within an eighteen-month window from nine months prior to the expiration date and up to twelve months after the expiration date. We believe that we have sufficient data to estimate future returns at the time of sale. Although we have a limited history of selling Keflex products, we are also able to utilize in our analysis historical data for product returns obtained from the seller as part of our due diligence prior to acquiring the brand, and our return policy is generally the same as the seller’s. We estimate the level of sales which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues. Our estimates take into consideration historical returns of our products and our future expectations. We periodically review the reserves established for returns and adjust them based on actual experience. The amount of actual product returns could be either higher or lower than the amounts we accrued. Changes in our estimates would be recorded in the income statement in the period of the change. If we over or under estimate the quantity of product which will ultimately be returned, there may be a material impact to our financial statements.
      Contract Revenue. We use the milestone payment method of revenue recognition when all milestones in respect of payments to be received under contractual arrangements are determined to be substantive, at-risk and the culmination of an earnings process. Substantive milestones are payments that are conditioned upon events requiring substantive effort, when the amounts of the milestones are reasonable relative to the time, effort and risk involved in achieving them and when the milestones are reasonable relative to each other and the amount of any up-front payment. If these criteria are not met, the timing of the recognition of revenue from the milestone payment may vary. Upfront payments are recorded as deferred revenue. We estimate the length of the remaining development period and amortize an upfront payment over that development period.
      Reimbursement of Development Costs. We record revenue for reimbursement of development costs as the actual costs to perform the work are incurred. We are required to use judgment in recognizing reimbursement revenue in cases where the agreement provides for funding to us that is not dependent on actual costs we incur within a specific fiscal period. For our collaboration with Par Pharmaceutical for Amoxicillin PULSYS, for example, we were entitled to quarterly payments in pre-established amounts that funded our development work. Our policy is to limit revenue recognized to the minimum amounts expected under a specific collaboration agreement and to exclude amounts contingent on future events, such as successful commercialization and future profit-sharing, and amounts that are contingently refundable. Revenue recognized is limited to cumulative amounts under each contract such that, at any time, if a termination of the agreement were to occur, revenue previously recognized would not need to be reversed. Cash received in excess of revenue recognized is recorded as deferred revenue, with the deferred revenue recognized as revenue at the time future events occur that remove the contingencies.
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
      Impairment. We assess the impairment of identifiable intangibles on an annual basis or when events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include significant underperformance compared to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of these factors, we first perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flows, and if the amount is less than the asset’s carrying value, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.
     Accrued Expenses
      As part of the process of preparing financial statements, we are required to estimate accrued expenses for services performed and liabilities incurred. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated accrued expenses for services include professional service fees, such as lawyers and accountants, contract service fees, such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials, and fees paid to contract manufacturers for the production of clinical materials. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often judgmental. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles. We also make estimates for other liabilities incurred, including health insurance costs for our employees. We are self-insured for claims made under our health insurance program and record an estimate at the end of each period for claims not yet reported. Our risk exposure is limited, as claims over a maximum amount are covered by an aggregate stop loss insurance policy.
     Stock-Based Compensation
      We have elected to follow APB 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation.” In the notes to our financial statements we provide pro forma disclosures in accordance with SFAS No. 148 and related pronouncements. We account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123 and EITF Issue No. 96-18. The factors which are most likely to affect charges or credits to operations related to stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded, the volatility of such fair value, and the expected life of the option. Since our initial public offering in October 2003, we have used the quoted market price of our common stock as the fair value, and we have established an estimate for volatility by considering the volatility of the stock of other comparable public companies.

     Income Taxes
      As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not recorded any tax provision or benefit for the three and nine-month periods ended September 30, 2005 or 2004. We have provided a valuation allowance for the full amount of our net deferred tax assets since the likelihood of realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be determined at December 31, 2004 and September 30, 2005.
Forward-looking Statements
      This report contains forward-looking statements. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements may be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•	general economic and business conditions;

•	changes in governmental laws and regulations relating to the development and commercialization of pharmaceutical products;

•	uncertainties associated with product development;

•	the risk that clinical trials will not commence, proceed or be completed as planned;

•	the risk that we will not be able to consummate the pending sale of the Keflex brand on the terms we currently expect, or at all; and

•	competition in our industry.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
      Our exposure to market risk is currently confined to our cash and cash equivalents, marketable securities, and restricted cash that generally have maturities of less than one year. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments, but may increase the interest expense associated with our debt.
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
Item 4.     Controls and Procedures
      Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
      Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2005, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
      None

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

Advancis Pharmaceutical Corporation

By:	/s/ Edward M. Rudnic

Edward M. Rudnic, Ph.D.
Chairman of the Board, President
and Chief Executive Officer

By:	/s/ Robert C. Low

Robert C. Low
Vice President, Finance and
Acting Chief Financial Officer
Dated: November 7, 2005

EXHIBIT INDEX

Exhibit
Page
Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.