Form 10-K
period 2005-12-31
ADVANCIS PHARMACEUTICAL CORP
filed 2006-03-29
CIK 1161924

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). (Check one):
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

As of June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $19,866,404.

As of March 10, 2006, 30,253,391 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Advancis Pharmaceutical Corporation’s Notice of Annual Stockholder’s Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

ADVANCIS PHARMACEUTICAL CORPORATION

INDEX

FORM 10-K

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, that involve risks and uncertainties. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.

PART I

Item 1.	Business

Overview

We are a pharmaceutical company focused on developing and commercializing anti-infective drug products that fulfill substantial unmet medical needs in the treatment of infectious disease. We are developing a portfolio of drugs based on our novel biological finding that bacteria exposed to antibiotics in front-loaded, sequential bursts, or pulses, are killed more efficiently than those exposed to standard antibiotic treatment regimens. Based on this finding, we have developed a proprietary, once-a-day pulsatile delivery technology called PULSYStm (PULSYS).

We have focused initially on developing PULSYS product candidates utilizing approved and marketed anti-infective drugs that no longer have patent protection or that have patents expiring in the next several years. Our lead PULSYS product candidate, based on the antibiotic amoxicillin, is currently under evaluation in a Phase III clinical trial; our Keflex PULSYS product candidate, based on the antibiotic cephalexin, is currently under evaluation in a Phase I clinical trial; and we have a number of additional PULSYS product candidates in preclinical development. Preclinical product candidates will be prioritized and advanced into clinical trials based on their commercial opportunity and our level of financial and personnel resources. We continue to explore the PULSYS technology for a range of other antibiotics.

Following the results from our prior Amoxicillin PULSYS Phase III trials in 2005, which failed to meet their desired microbiological and clinical endpoints, we decided to conduct a redesigned Phase III trial for Amoxicillin PULSYS in adults and adolescents with pharyngitis/tonsillitis and to extend the length of treatment for our product candidate from seven days to 10 days. We began enrolling patients into the new trial on November 9, 2005, and had enrolled a total of 427 patients as of March 22, 2006. Assuming a successful outcome of our ongoing Phase III trial and FDA approval, we believe Amoxicillin PULSYS could be approved for marketing by as early as 2007.

We are currently evaluating commercialization options for our adult and adolescent Amoxicillin PULSYS product candidate. If the Phase III trial is successful and we receive marketing approval, we expect to target high-volume prescribers with a community-based contract sales force detailing physicians, including family practitioners and internists. We are considering several sales and marketing strategies for Amoxicillin PULSYS, including working with contract sales organizations, developing our own internal sales organization, or co-promoting products with collaborative marketing partners.

We acquired the U.S. rights to Keflex® (cephalexin) from Eli Lilly in 2004, and we currently have a small sales and marketing staff supporting the sale of Keflex to national accounts. In addition to our own sales and marketing efforts, we may seek partners to assist in the marketing and sale of any new Keflex products that may be approved for marketing. We intend to pursue development of new Keflex line extension products to further build upon the high name recognition and reputation of Keflex. We filed a supplemental New Drug Application (sNDA) for the new products with the Food and Drug Administration (FDA) on December 20, 2005. The supplement was accepted for filing by the FDA, and we expect to have a Prescription Drug User Fee Act (PDUFA) target action date by the end of April 2006.

We expect to continue to build our commercial infrastructure and capabilities for selling, marketing and distributing the Keflex brand of cephalexin and are exploring development initiatives to further expand our Keflex line of antibiotic products. These efforts with Keflex have enabled us to take important steps toward developing our in-house commercial capabilities which have the potential to be expanded with the possible launch of our Amoxicillin PULSYS products.

We began Phase I clinical trials for the development of a once-daily PULSYS version of Keflex in 2005. We believe the added convenience of improving Keflex from its typical two to four times per day dosing regimen to a once-daily product can create an attractive commercial opportunity. In addition, we believe that the addition of a Keflex PULSYS product may allow us to further utilize any sales, marketing and distribution capabilities that we expect to have in place through the sales of existing Keflex products.

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

We believe that the antibiotic market presents a highly attractive opportunity for the following reasons:

Substantial market.  Antibiotics, along with antiviral medications and antifungal medications, constitute the primary categories of the anti-infectives market. According to sales data compiled by IMS Health, an independent pharmaceutical industry research firm, worldwide anti-infective sales were approximately $56.6 billion in 2004, including $23.5 billion in North America. Antibiotics accounted for approximately $31.7 billion of such 2004 worldwide sales, including more than $11.0 billion in North America (IMS World Review 2004).

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

Difficulties in developing new classes of anti-infective compounds.  We believe that the growing problem of resistance and other limitations of currently available antibiotics are not being adequately addressed. Moreover, many of the large pharmaceutical companies have reduced research and development efforts in this sector and others have stopped producing anti-infective products.

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

Our Proprietary PULSYS Technology

The significant unmet needs in the anti-infective market prompted our founders to search for a more efficient method to attack bacteria. In a series of seminal laboratory experiments, we observed that antibiotics such as amoxicillin are more effective in killing bacteria when delivered in three to five discrete pulses of drug within the initial six to eight hours of a dosing interval. To take advantage of these experimental findings, we created a proprietary, once-a-day oral drug delivery technology called PULSYtm. PULSYS is designed to sequentially release specific portions of the drug dose, yielding a pulsatile pattern of antibiotic release. We believe that our novel finding, as implemented through our PULSYS technology, will potentially enable therapeutic advantages including:

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

PULSYS is a proprietary method of administering a pharmaceutical agent such that the active ingredient is given in a front loaded, sequential pulse fashion. PULSYS can be realized or practiced by administering a solid oral dosage form that may contain multiple units, for example pellets, minitablets, etc. with varying release profiles that are combined in a proportion to produce optimum medication levels during the first few hours after dosing. PULSYS can also be realized as other dosage forms such as topicals, transdermals, insertables, etc. We anticipate that our pulsatile drug products could each provide for once-a-day dosing. We strive to utilize commonly-used inactive ingredients and common manufacturing processes when making PULSYS or any other type of anti-infective product. We are exploring the pulsatile administration of anti-infective agents in forms other than solid oral dosage forms.

PULSYS drug product candidates are evaluated using our proprietary design strategy. We are currently focusing on antibiotics, but also have proprietary positions in the antiviral, antifungal and antineoplastics fields. This approach combines computer simulations with microbiology and other laboratory experiments to analyze the physical, chemical, biological and microbiological properties of each specific antibiotic in order to optimize selection and design of pulsatile drug candidates. This analysis includes an evaluation of the physicochemical properties and metabolism profiles of antibiotics as a function of position in the gastro-intestinal tract. We attempt to optimize overall antibiotic bioavailability by adjusting the timing and composition of pulses. By examining the bioavailability of antibiotics prior to the selection of PULSYS candidates, we believe that we will increase the likelihood of successful product development.

Our Strategy

We expect to use our novel finding and related proprietary technology to develop and commercialize more efficient, effective and convenient pharmaceutical products, with an initial focus on antibiotics. To achieve this objective, we have adopted the following product development and commercialization strategies:

Commercialize products with multiple advantages.  We plan to develop PULSYS products that have multiple therapeutic advantages over currently available antibiotics, which may include once-daily dosing, lower doses, and in some cases, shorter treatment periods. We believe that these advantages will be further reflected with at least some of our PULSYS products in fewer dose-related side effects, reduced incidence of resistance and improved efficacy.

Focus initially on existing antibiotics.  We anticipate reducing development risk and expense and decreasing time to market for our drug candidates by focusing on improved versions of approved and marketed drugs, either delivered alone or in combination with other drugs. The additional benefits of developing improved formulations of existing and approved antibiotics include reasonable and predictable production costs and higher probability of market acceptance due to the use of well-known antibiotics. In addition, since these existing products have already been proven to be safe and effective, we anticipate being able to rely on existing approvals and existing safety and efficacy data, which would allow us to reduce the amount of new data that we will need to generate in order to support FDA approval of our products.

Focus on first-line, broad-spectrum antibiotics for community infections.  We are pursuing a product development strategy focused primarily on first-line, broad spectrum antibiotics for community infections. Our pulsatile antibiotic products are expected to target upper respiratory tract infections and skin and skin structure infections in particular. The target indications for our current product candidates cover some of the top antibiotics-related diagnoses and are intended to compete against the top most-prescribed antibiotics. We believe products utilizing our front-loaded, pulsed dosing approach will support once-daily dosing where two-to-four times daily dosing is the norm, with a concomitant reduction in dose and treatment duration (in some cases) compared to current traditional therapies.

Develop sales and marketing functions across multiple products.  We intend to build over time a pharmaceutical company which may include discovery, development, manufacturing, distribution, sales, and marketing capabilities. We believe that this commercialization strategy will allow us to fully maximize the value of our PULSYS product assets and retain significant control over our development and commercial activities. In support of the introduction of our first proprietary product, Amoxicillin PULSYS, we are considering several sales and marketing strategies, including the establishment of our own sales and marketing infrastructure. We believe that a significant proportion of prescriptions for first-line, broad-spectrum antibiotics is written by a relatively small number of high-volume prescribers who can be reached by a community-based sales force. Over time, we intend to expand our sales and marketing capabilities to provide even greater support of our target audiences. We also may enter into agreements with other pharmaceutical companies to exploit our partners’ sales and marketing capabilities in order to optimally market our products.

Multi-level patent strategy.  We have implemented a multi-level patent strategy in order to protect our anticipated pulsatile drug products. The first level is composed of “umbrella” patents and patent applications to protect the PULSYS administration of general classes of anti-infective drugs, such as antibiotics, antivirals, antifungals and antineoplastics The second level is composed of “sub-umbrella” patents and patent applications, protecting the PULSYS administration of subclasses of drugs, such as beta-lactam antibiotics with enzyme inhibitors. The third level includes patents and applications for specific anti-infective agents. We intend to continue to use and enhance this strategy in order to protect our intellectual property. We currently own 19 issued U.S. patents and 23 U.S. patent applications. Our issued patents cover certain compositions and methods for using pulsatile dosing. We also own 56 foreign-filed patent applications, which correspond to our U.S. patents and applications. We also own 3 International (PCT) patent applications, each of which International (PCT) patent applications we anticipate converting into several individually foreign-filed patent applications to further correspond to our U.S. patents and applications.

License or acquire antibiotic products.  We continue to explore pulsatile formulations for a wide range of other antibiotics and antibiotic combinations and we may in-license or acquire antibiotic products that we believe can be improved with our novel pulsatile dosing approach.

Our Marketed Products

Keflex

On June 30, 2004, we acquired the U.S. rights to the Keflex brand of cephalexin from Eli Lilly and Company. The purchase price was $11.2 million, including transaction costs, which was paid in cash from our working capital. The asset purchase includes the exclusive rights to manufacture, sell and market Keflex in the United States (including Puerto Rico). We also acquired Keflex trademarks, technology and new drug applications (NDAs) supporting the approval of Keflex capsules and oral suspension. In addition, on December 9, 2004, we announced that we entered into a commercial supply agreement with Ceph International Corporation, a wholly owned subsidiary of Patheon’s MOVA Pharmaceutical Corporation, to secure a long-term supply for Keflex products beyond the transitional period.

Keflex is a first-generation cephalosporin approved for treatment of several types of bacterial infections. Keflex is most commonly used in the treatment of uncomplicated skin and skin structure infections and, to a lesser extent, upper respiratory tract infections. Keflex is among the most prescribed antibiotics in the U.S., however, generic competition is intense, and a high percentage of all Keflex prescriptions are substituted by generic versions of cephalexin, the active ingredient in Keflex. We have the exclusive U.S. rights to manufacture, sell and market Keflex pursuant to a purchase agreement with Eli Lilly and Company. We market Keflex in the U.S. to healthcare practitioners, pharmacists, pharmaceutical wholesalers and retail pharmacy chains.

Keflex Products	Key Indication(s)	Status	Marketing Rights

Keflex Capsules — 250 mg and 500 mg	Skin and skin structure infections; upper respiratory tract infections	FDA-approved	U.S. and Puerto Rico rights

Keflex Powder for Oral Suspension — 125 mg and 250 mg	Skin and skin structure infections; upper respiratory tract infections	FDA-approved	U.S. and Puerto Rico rights

Keflex Line Extension products(1)	Skin and skin structure infections; upper respiratory tract infections	Pending FDA approval (1)	U.S. and Puerto Rico rights

(1)	On December 20, 2005, we submitted a supplemental NDA (sNDA) to the Food & Drug Administration requesting approval of certain Keflex line extension products.

In addition to assuming sales and marketing responsibilities for Keflex, we have initiated a research program with the goal of developing a once-a-day cephalexin product utilizing our proprietary once-a-day PULSYS dosing technology. In the event we are able to develop and commercialize a PULSYS-based Keflex product, another cephalexin product relying on the acquired NDAs, or other pharmaceutical products using the acquired trademarks, Eli Lilly will be entitled to royalties on these new products. Royalties are payable on a new product by new product basis for five years following the first commercial sale for each new product, up to a maximum aggregate royalty per calendar year. All royalty obligations with respect to any defined new product cease after the fifteenth anniversary of the first commercial sale of the first defined new product.

Our Product Pipeline

The following tables summarize the antibiotic compounds we have in clinical trials and preclinical development. We expect that these compounds will serve as the basis for drug products or, with additional clinical development, drug combination products. Each of our preclinical product candidates is still in the early stage of development. Due to our on-going research and development efforts, additional or alternative compounds may be selected to replace or supplement the compounds described below.

PULSYS Clinical Development Programs
PULSYS Product			Targeted PULSYS	Program
Candidate / Program	Key Indication(s)	Current Therapy	Added Value	Status(1)

Amoxicillin — Adult	Pharyngitis/tonsillitis	10-14 days, two or three times daily	10 days, once-daily, lower dose(2)	Phase III

Keflex (cephalexin) — Adult	Skin and skin structure infections	7-14 days, two to four times daily	Once-daily, lower dose,	Phase I

Pediatric Pharyngitis Program	Pharyngitis/tonsillitis	10-14 days, two or three times daily	10 days, once-daily, lower dose, improved convenience	Phase I

(1)	For an explanation of the terms Preclinical, Phase I, Phase I/II and Phase III, please refer to the information under the heading “Government Regulation” below. Each of the product candidates above is discussed in more detail in the next section below.

(2)	Amoxicillin PULSYS is currently being evaluated in a Phase III trial. See “Pulsatile Product Candidates — Amoxicillin PULSYS” below.

A significant portion of our expenses are related to research and development of investigational stage product candidates. Please see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a detailed discussion of our research and development expenses.

Pulsatile Product Candidates

We intend to develop the pulsatile drugs listed above and those in preclinical development, incorporating one or more of the following improvements:

•	Once-a-day formulation

•	Lower dose

•	Shorter duration of therapy

•	Reduced side effect profile

•	Combination product with superior efficacy over either product alone

•	Improved pediatric dosage form

Currently, our drug product candidates primarily represent improved versions of approved and marketed drugs, either delivered alone or in combination with other drugs. Since these existing drugs have already been approved for marketing by the FDA, we anticipate being able to rely, in part, on prior regulatory approvals and existing safety and efficacy data in seeking FDA approval of our pulsatile drugs. Based on meetings with the FDA regarding the study program for our amoxicillin products, we are proceeding with a study designed to meet the agency’s requirements and anticipate that the study will be appropriate to support an NDA approval, assuming successful clinical results.

Amoxicillin PULSYS

Amoxicillin (marketed by GSK as Amoxil and marketed by other companies as a generic product) is a semi-synthetic antibiotic that is effective for the treatment of a variety of conditions, including ear, nose and throat infections, urinary tract infections, skin infections and lower respiratory infections. We believe the market opportunity for a once-daily Amoxicillin PULSYS product is substantial, with more than 59 million prescriptions written for amoxicillin formulations in 2005 (IMS National Prescription Audit 2005), making it the most widely prescribed antibiotic drug in the United States. In 2005, amoxicillin had U.S. retail sales of approximately $643 million, on a prescription base of approximately 59 million. Amoxicillin is generally recommended for dosing two or three times daily, for a period of ten to 14 days.

Our in vitro studies demonstrated that pulsatile dosing of amoxicillin had significantly better bacterial killing efficiency than standard regimens of amoxicillin (analogous to immediate release products taken twice daily or three-times daily) against a resistant strain of Streptococcus pneumoniae.

Our Amoxicillin PULSYS product candidate is in a re-designed Phase III clinical trial for the treatment of pharyngitis/tonsillitis for adults and adolescents. We conducted our first Phase III clinical trial for adult pharyngitis in the prior season, using a shorter duration of therapy, which failed to achieve its desired microbiological and clinical end points. If the new clinical trial is successful and we receive FDA approval, Amoxicillin PULSYS may be the first and only once-daily amoxicillin treatment of pharyngitis/tonsillitis approved in the United States.

Today in the United States, the most frequently prescribed pharyngitis prescription is for 500mg of amoxicillin three times daily for ten days, or 15 grams total over the course of therapy. In addition, amoxicillin is the most commonly mentioned antibiotic associated with the pharyngitis/tonsillitis diagnosis. Our Amoxicillin PULSYS product under evaluation in the Phase III clinical trial in adolescents and adults is dosed 775mg once-daily for ten days, or 7.75 grams total per course of therapy. Therefore, if our clinical trial results are positive and we receive

FDA approval and successfully launch the product, we would be able to dose approximately one-half the amount of amoxicillin, while also providing the convenience of once-daily dosing and a shorter course of therapy.

In the second quarter of 2004, we selected amoxicillin formulations for evaluation in our Phase III program designed to support product approvals for Amoxicillin PULSYS for the treatment of adolescents, adults and pediatrics with pharyngitis and/or tonsillitis due to Group A streptococcal infections. On October 15, 2004, the first patient was dosed in our Phase III study in adolescents and adults and our first patient was enrolled in our Phase III trial in pediatrics on January 5, 2005. Our two Amoxicillin PULSYS Phase III clinical trials conducted in 2004/2005 for the treatment of adolescents/adults and children with strep throat failed to achieve their desired microbiological and clinical endpoints. In June 2005, we reported that our once-daily adolescent/adult Amoxicillin PULSYS therapy demonstrated an eradication rate of 76.6 percent and in July 2005 reported that our pediatric therapy achieved a 65.3 percent eradication rate. Both trials failed to achieve eradication rates that were statistically non-inferior to the four-times-a-day comparator therapy and also failed to reach the 85 percent eradication rate necessary for FDA approval as a first-line therapy for strep throat.

Following extensive analysis of data from our prior Amoxicillin PULSYS clinical trials, we decided to conduct a redesigned Phase III trial in adults and adolescents and to extend the length of treatment for our product candidate from seven days to 10 days. On November 9, 2005, Advancis began enrolling patients into our new Phase III trial for our Amoxicillin PULSYS product candidate in adults and adolescents with strep throat.

We expect to announce top-line results from the Phase III trial in adolescents and adults in the third quarter of 2006. If the trial is successful, we expect to file a 505 (b) (2) New Drug Application with the FDA for the adult product in late 2006 or early 2007. Even if our Amoxicillin PULSYS product candidate is approved by the FDA, the earliest we could launch Amoxicillin PULSYS would be by the end of 2007. These forward-looking statements are based on information available to us at this time. Actual results could differ because our trial results could be delayed or unsuccessful or due to delays in FDA approval, which may never occur.

Keflex (Cephalexin) PULSYS

We are developing a once-daily PULSYS version of Keflex, our first generation oral cephalosporin antibiotic. Our intent is to develop a once-daily Keflex PULSYS for uncomplicated skin and skin structure infections. Currently, Keflex (or, in its generic form, cephalexin) is the antibiotic most frequently prescribed by physicians in the treatment of uncomplicated skin and skin structure infections. Most commonly, Keflex is prescribed 500mg three times per day for a period of ten days. We believe a once-daily version of Keflex PULSYS may represent a substantial market opportunity. In 2005, cephalexin, the active ingredient in Keflex, was the third most prescribed antibiotic in the United States, with approximately $512 million in retail sales and over 25 million prescriptions (IMS National Prescription Audit 2005).

We intend to utilize the sales and marketing capabilities that we expect to develop for our Keflex line of products and other potential PULSYS product candidates in order to commercialize Keflex PULSYS. We may determine that in order to maximize the commercial potential of Keflex PULSYS, it may be advantageous to enter into agreements with other pharmaceutical companies to expand the sales and marketing effort supporting the product.

Pediatric Pharyngitis Program

In 2005, we concluded a Phase III clinical trial evaluating once-daily Amoxicillin PULSYS in pediatric patients with pharyngitis/tonsillitis (strep throat) which failed to achieve its desired clinical endpoints. We believe there is potential for us to pursue a pulsatile version of amoxicillin, or another antibiotic, for the treatment of pediatric patients with strep throat through a redesigned clinical trial program. We expect to use the results of our ongoing Amoxicillin PULSYS clinical trial in adolescents and adults with strep throat to assist in our evaluation of the most appropriate antibiotic product and regulatory strategy to pursue.

We have developed two Amoxicillin PULSYS formulations, an adult formulation presented in a tablet, and a pediatric sprinkle. Our pediatric sprinkle product utilizes a similar formulation to the adult product; however, it is dosed in multiparticulate granules designed to be sprinkled over food. Survey results from our completed pediatric strep throat trial suggest the convenience and transportability of our sprinkle product may be beneficial features of our sprinkle formulation. Regardless of the antibiotic selected for our pediatric pharyngitis program, we expect to utilize our sprinkle presentation as the method of dosing our product. We believe the market opportunity for a pediatric strep throat product is substantial, as more than half of the strep throat market is believed to be represented by pediatric patients.

Other Possible Pulsatile Product Candidates

Our current focus is on the antibiotic product candidates that include amoxicillin and Keflex. We have also identified additional product candidates which we believe could be developed for delivery in a pulsatile manner. The timing of further development work on these candidates depends on our resources as well as our evaluation of the commercial potential of the products.

PULSYS Preclinical Development Programs

Advancis has identified several additional opportunities to apply PULSYS technology to develop individual and combination antibiotic products which we believe could have application against the following indications:

•	Sinusitis

•	Chronic Bronchitis

•	Acute Otitis Media

•	Urinary Tract Infections

•	Community-acquired Methicillin Resistant Staphylococcus aureus (MRSA)

We have conducted preclinical studies evaluating the bacterial killing efficiency of several antibiotics and antibiotic combinations dosed in a pulsatile manner. Based on these studies, along with the consultation of our scientific advisors, we believe we may be able to utilize our PULSYS technology in the creation of antibiotic product candidates that target some of the most common uses of antibiotics. These uses include: sinusitis, chronic bronchitis, acute otitis media, urinary tract infections, and community-acquired methicillin resistant Staphylococcus aureus (MRSA).

We may also explore the use of our pulsatile dosing approach beyond antibiotics to other therapeutic categories, such as antivirals and antifungals. Although we have not tested the effectiveness of pulsatile dosing for these applications, we believe that our approach may yield benefits similar to those we have found for the treatment of bacterial infections.

Collaboration Agreements

Termination of Our Collaboration with Par Pharmaceutical for Amoxicillin PULSYS

In May 2004, we entered into an agreement with Par Pharmaceutical to collaborate in the further development and commercialization of a PULSYS-based amoxicillin product. Under the terms of the agreement, we conducted the development program, including the manufacture of clinical supplies and the conduct of clinical trials, and were responsible for obtaining regulatory approval for the product. We were to own the product trademark and to manufacture or arrange for supply of the product for commercial sales. Par was to be the sole distributor of the product. Both parties were to share commercialization expenses, including pre-marketing costs and promotion costs, on an equal basis. Operating profits from sales of the product were also to be shared on an equal basis. Under the agreement, we received an upfront fee of $5.0 million and a commitment from Par to fund all further development expenses. Development expenses incurred by us were to be partially funded by quarterly payments aggregating $28 million over the period of July 2004 through October 2005, of which up to $14 million is contingently refundable.

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

Revenue related to the $5.0 million upfront fee was being amortized into contract revenue on a straight-line basis over the estimated development period. As a result of the termination, we recognized the remaining deferred revenue balance of $3.2 million related to the upfront fee as revenue in the third quarter of 2005.

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

Sales and Marketing

We currently have a small sales and marketing staff supporting the sale of the Keflex brand of cephalexin to national accounts. Keflex is primarily sold directly to pharmaceutical wholesalers. In the pharmaceutical industry there are a limited number of major wholesalers responsible for the majority of sales. Product sales of Keflex to Cardinal Health Inc., McKesson Corporation, and AmerisourceBergen Corporation represented approximately 94 percent of our net revenue from Keflex in 2005.

We are currently developing expanded commercialization plans for our Keflex line of products and could leverage that capability should we be successful in gaining marketing approval for Amoxicillin PULSYS. For both Keflex and Amoxicillin PULSYS, we expect to target high-volume prescribers with a community-based sales force. We intend to build our internal sales capability to enable us to sell and market Keflex and our proprietary PULSYS products in concentrated markets. We expect to also use a contract sales organization to supplement our internal capabilities, especially during the early stages of our sales force development.

In February 2006, we entered into marketing agreements with third parties to assist in the sales and marketing of our anticipated new Keflex line extension products. We filed a supplemental New Drug Application (sNDA) with the FDA for the new products in December 2005, and expect to receive action on the application in April 2006. Should we receive approval in April, we believe we would then be in a position to hire internal sales managers, contract with third party contract sales organizations, and then launch our new Keflex products in the second half of 2006.

We expect to hire up to as many as eight internal divisional sales managers and to sign agreements with contract sales organizations whereby we would be directing the selling efforts of approximately 60 to 75 sales representatives who would be dedicated to the promotion of our new Keflex line extension products. Final hiring decisions and contract sales agreements are expected to be completed only upon the approval of the new Keflex products.

We believe that a significant percentage of prescriptions for first-line, broad-spectrum antibiotics is written by high-volume prescribers who can be reached by a community-based sales force. Over time, we intend to expand our sales and marketing capabilities to provide even greater support of our target audience. We may also enter into agreements with other parties to capitalize on their sales and marketing capabilities in order to optimally market our products.

We currently manage the distribution of Keflex, including warehousing and shipping, through Integrated Commercialization Solutions, a division of AmerisourceBergen Corporation. If we successfully develop and receive regulatory approval for additional product candidates, we intend to continue to distribute all approved products through third-party vendors.

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

Competition

The pharmaceutical industry is highly competitive and characterized by a number of established, large pharmaceutical companies, as well as smaller emerging companies. Our main competitors are:

•	Large pharmaceutical companies, such as Pfizer, GlaxoSmithKline, Wyeth, Bristol-Myers Squibb, Merck, Johnson & Johnson, Roche, Schering-Plough, Novartis, sanofi-aventis, Abbott Laboratories, AstraZeneca, and Bayer, that may develop new drug compounds that render our drugs obsolete or noncompetitive.

•	Smaller pharmaceutical and biotechnology companies and specialty pharmaceutical companies engaged in focused research and development of anti-infective drugs, such as Trimeris, Vertex, Gilead Sciences, Cubist, Basilea, InterMune, King, and others.

•	Drug delivery companies, such as Johnson & Johnson’s Alza division, Biovail and SkyePharma, which may develop a dosing regimen that is more effective than pulsatile dosing.

•	Generic drug companies, such as Teva, Ranbaxy, IVAX, Sandoz and Stada, which produce low-cost versions of antibiotics that may contain the same active pharmaceutical ingredients as our PULSYS product candidates.

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

In some instances our novel products that utilize our PULSYS technology may compete against non-pulsatile drug products that share the same active ingredient, but are less convenient or require more cumbersome administration schedules. A number of these non-pulsatile drug products are available in generic form, which are usually substantially less expensive than the branded version. Companies such as Teva, Ranbaxy, IVAX, Sandoz and Stada, and others are major manufacturers and distributors of generic versions of antibiotics with whom we may compete in the future.

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

In December 2004, we entered into a commercial supply agreement with Ceph International Corporation, a wholly owned subsidiary of Patheon’s MOVA Pharmaceutical Corporation, to secure a long-term supply for our Keflex brand of products. This agreement provides for commercial supply of our Keflex product beyond the transitional period agreed to by Eli Lilly as part of our June 2004 acquisition.

In April 2005, we entered into agreements under which Stada Production Ireland Limited (“SPI”), previously known as the manufacturing division of Clonmel Healthcare Limited, a subsidiary of STADA Arzneimittel AG, will provide us with commercial supply of our Amoxicillin PULSYS products currently being evaluated in our Phase III clinical trial. Under the agreements, we secured supply for the commercial phase of our Amoxicillin PULSYS products pending the successful completion of clinical trials and regulatory approval. SPI has capacity in place to cover current projected needs for an initial commercial phase, with additional capacity for growth. In addition to commercial supply, Advancis and SPI have also finalized an agreement for technology transfer, clinical/stability batches and commercial scale-up and validation, as well as an agreement covering Advancis-funded facility build-out and equipment additions to support the commercial manufacturing program.

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

We currently own 19 issued U.S. patents and 23 U.S. patent applications. Our issued patents cover certain compositions and methods using pulsatile dosing. We also own 56 foreign-filed patent applications, which correspond to our U.S. patents and applications. We also own three International (PCT) patent applications, each of which International (PCT) patent applications we anticipate converting into several individually foreign-filed patent applications to further correspond to our U.S. patents and applications.

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

PHASE II:  During Phase II studies, the drug is introduced to patients that have the medical condition that the drug is intended to treat. Phase II studies are intended to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Phase II studies may often be combined with Phase I studies (referred to as Phase I/II studies) in certain instances when safety issues and questions of absorption, metabolism, distribution and excretion are well-established.

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

For all of the products that we have in development that contain antibiotic ingredients that were submitted to the FDA for approval prior to November 21, 1997, we will not, under current law, be able to submit to the FDA patent information covering those products. Therefore, once approved, the FDA’s Orange Book, which lists patent information on drug products, will not include patent information on those products. As a consequence, potential competitors who submit 505(b)(2) or ANDA applications for generic versions of those products will not have to provide certifications regarding any of our patents that they may infringe or to provide us notice if they intend to market their products prior to expiration of those patents. Additionally, if we bring a patent infringement action against any such applicants, there will be no automatic 30-month stay of approval of those potentially infringing products. However, we would be entitled to pursue traditional patent-law procedures and remedies, such as preliminary and permanent injunctions. In the case of potential generic versions of any of our products that are not classified as exempt antibiotics, such as those containing only metronidazole or fluoroquinolone ingredients such as ciprofloxacin, we would be entitled to list our applicable patents in the Orange Book, potential competitors who submit 505(b)(2) or ANDA applications for generic version of those products would be subject to the certification and notice requirements, and there could be automatic 30-month stays of approval of the generic products while we pursue patent infringement actions against the applicants.

Under the Prescription Drug User Fee Act (PDUFA) generally, the submission of an NDA is subject to substantial application user fees, currently exceeding $750,000, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently exceeding $40,000 per product and $250,000 per establishment. These fees are typically increased annually. Because our products in development contain only active ingredients that have been previously approved in other applications for the same usage indications we intend to seek approval for, we do not believe that we should be subject to any of these user fees. However, FDA has adopted a broad interpretation of the scope of the user fee requirements and, even if we disagree with the legal basis for that interpretation, we may be required to pay these fees with respect to some or all of our products unless and until FDA’s interpretation is successfully challenged. Nevertheless, we believe that the first NDA submission for our pulsatile drug products may be eligible for a waiver of the application fee because of our status as a small business under the user fee statutes. In addition, the PDUFA statute has been subject to significant amendments in connection with its regular reauthorization. We are not in a position to predict whether and how the user fee requirements will be interpreted and applied to us and our products in the future.

Other Regulatory Constraints

In addition to the results of product development, preclinical animal studies and clinical human studies, an NDA also must contain extensive information on the chemistry, manufacturing and controls that relate to the planned routine production and testing of the drug. An NDA must also contain proposed prescribing information for the product, supported by available clinical and other testing data, describing how the product may properly be used.

The FDA may approve, deny approval or grant conditional approval depending on whether it finds that information provided sufficiently addresses all issues regarding the manufacture and proposed use of the product candidate. Both prior to and subsequent to approval, the Federal Food, Drug and Cosmetic Act and FDA regulations require that the manufacture and testing of any drug for investigational use or for commercial use in humans be manufactured in accordance with current Good Manufacturing Practice (cGMP). Failure to follow cGMP requirements, as well as other regulatory requirements, can subject a sponsor and its products to various sanctions, including civil and criminal penalties, injunctions against the distribution of products and seizure of violative products. cGMP requirements are complex, are not always clearly defined, and can evolve over time. We have used, and intend to continue to use, firms to manufacture and test our product candidates which we believe are knowledgeable and qualified in compliance with cGMP requirements and, to the extent that we engage in these activities on our own behalf, intend to utilize cGMP-compliant procedures and controls. There can be no assurance, however, that we or our contractors will be and remain at all times in full compliance with all cGMP requirements. In addition, the FDA retains authority to object to promotional activities engaged in by the applicant, including promotional activities that exceed the scope of approved prescribing information. Under certain circumstances, the FDA may also impose post-marketing testing requirements and may propose to withdraw or suspend approval of products based on new information about their safety and effectiveness for their approved uses.

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

Employees

As of February 28, 2006, we had 52 employees, 8 of whom are senior management, 25 are in supervisory positions and 19 are non-management. Of the 52 employees, 30 perform scientific and research activities and 15 hold advanced degrees.

Item 1A.  Risk Factors

There are a number of important factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Those factors include, without limitation, those listed below and elsewhere herein.

Risks Related to our Business

We expect to incur losses for the foreseeable future and may never become profitable.

From the date we began operations in January 2000 through December 31, 2005, we have incurred operating losses of approximately $111.4 million, including operating losses of approximately $34.0 million for the fiscal year ended December 31, 2005, $34.7 million for the fiscal year ended December 31, 2004, and $19.4 million for the fiscal year ended December 31, 2003. Our losses to date have resulted principally from research and development costs related to the development of our product candidates, the purchase of equipment and establishment of our facilities and general and administrative costs related to our operations.

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

We have not commercialized any pulsatile products or recognized any revenue from PULSYS product sales. With the exception of our Amoxicillin PULSYS product, all of our pulsatile drugs are in early stages of development with a total of only four pulsatile product candidates having been tested in Phase I/II clinical trials to date. Our Amoxicillin PULSYS product is currently in a Phase III clinical trial, however, we must successfully complete this Phase III clinical trial and obtain regulatory approval for our pulsatile products before we are able to commercialize pulsatile products and generate revenue from their sales. We expect that we must conduct significant additional research and development activities on our other pulsatile products successfully completing preclinical, Phase I, Phase I/II or Phase II, and Phase III clinical trials before we will be able to receive final regulatory approval to commercialize these pulsatile products. Even if we succeed in developing and commercializing one or more of our pulsatile drugs, we may never generate sufficient or sustainable revenue to enable us to be profitable.

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

We cannot assure you that we will be able to enter into collaborative agreements with partners on terms favorable to us, or at all, and any future agreement may expose us to risks that our partner might fail to fulfill its obligations and delay commercialization of our products. We also could become involved in disputes with partners, which could lead to delays in or terminations of our development and commercialization programs and time consuming and expensive litigation or arbitration. Our inability to enter into additional collaborative arrangements with other partners, or our failure to maintain such arrangements, would limit the number of product candidates which we could develop and ultimately, decrease our sources of any future revenues.

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

We are highly dependent on the principal members of our scientific and management teams, especially Edward M. Rudnic, our president and chief executive officer. In order to pursue our product development, marketing and commercialization plans, we may need to hire additional personnel with experience in clinical testing, government regulation, manufacturing, marketing and business development. We may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. We are not aware of any present intention of any of our key personnel to leave our company or to retire. However, although we have employment agreements with our executive officers, these employees may terminate their services upon 90 days’ advance notice. The loss of any of our key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of our research, development or business objectives and could materially adversely affect our business, financial condition and results of operations. Although we maintain key man life insurance on Dr. Rudnic, such insurance may not be sufficient to cover the costs of the loss of his services and the expense of recruiting and hiring a new president and chief executive officer.

Our ability to complete clinical trials and ultimately commercialize products will be delayed if we are unable to obtain sufficient APIs or finished products from certain suppliers.

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

We must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans before we can obtain regulatory approvals for their commercial sale. In addition, we will also need to demonstrate through clinical trials any claims we may wish to make that our product candidates are comparable or superior to existing products. For drug products which are expected to contain active ingredients in fixed combinations that have not been previously approved by the FDA, clinical studies may also need to be conducted in order to establish the contribution of each active component to the effectiveness of the combination in an appropriately identified patient population.

Conducting clinical trials is a lengthy, time-consuming and expensive process. Currently, we have one Amoxicillin PULSYS product in a Phase III clinical trial for adults and adolescents. We expect to have results from the adults and adolescents trial in the third quarter of 2006. For our other products we have not completed preclinical studies and initial clinical trials (Phase I, Phase I/II or Phase II) to extrapolate proper dosage for Phase III clinical efficacy trials in humans. In the event we incorrectly identify a dosage as appropriate for human clinical trials, any results we receive from such trials may not properly reflect the optimal efficacy or safety of our products and may not support approval in the absence of additional clinical trials using a different dosage.

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

We anticipate that our existing capital resources and expected product sales will enable us to maintain our current operations for at least the next 12 months. We may need additional capital to fund our operations beyond 2006. Our requirements for additional capital could be substantial and will depend on many other factors, including:

•	payments received under future collaborative partner agreements;

•	continued progress of research and development of our pulsatile drugs;

•	our ability to acquire or license drugs from others for use with PULSYS;

•	costs associated with protecting our intellectual property rights;

•	development of sales and marketing capabilities; and

•	market acceptance of our products.

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

We obtained our Keflex products from Eli Lilly under a manufacturing agreement that expired in December 2005. We have transitioned the manufacturing of our Keflex products to Ceph International Corporation, a wholly-owned subsidiary of Patheon’s MOVA Pharmaceutical Corporation. Although we believe that the API and finished products for Keflex could be obtained from several suppliers, our applications for regulatory approval currently authorize only Ceph as our source. In the event that Ceph is unable to supply the products to us at a commercially reasonable price or breaches its agreement with us, or if Ceph loses its regulatory status as an acceptable source, we would need to locate another source. A change to a supplier not previously approved or an alteration in the procedures or product provided to us by an approved supplier may require formal approval by the FDA before the product could be sold. These factors could limit our ability to sell Keflex and would materially adversely affect our revenues.

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

Our main competitors are:

•	Large pharmaceutical companies, such as Pfizer, GlaxoSmithKline, Wyeth, Bristol-Myers Squibb, Merck, Johnson & Johnson, Roche, Schering-Plough, Novartis, sanofi-aventis, Abbott Laboratories, AstraZeneca, and Bayer, that may develop new drug compounds that render our drugs obsolete or noncompetitive.

•	Smaller pharmaceutical and biotechnology companies and specialty pharmaceutical companies engaged in focused research and development of anti-infective drugs, such as Trimeris, Vertex, Gilead Sciences, Cubist, Basilea, Intermune, King, and others.

•	Drug delivery companies, such as Johnson & Johnson’s Alza division, Biovail and SkyePharma, which may develop a dosing regimen that is more effective than pulsatile dosing.

•	Generic drug companies, such as Teva, Ranbaxy, IVAX, Sandoz and Stada, which produce low-cost versions of antibiotics that may contain the same active pharmaceutical ingredients as our PULSYS product candidates.

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

Other Risks

HealthCare Ventures V, L.P., HealthCare Ventures VI, L.P. and HealthCare Ventures VII, L.P. have substantial control over our business and the interests of the HealthCare Ventures partnerships may not be consistent with the interests of our other stockholders.

HealthCare Ventures V, L.P. and HealthCare Ventures VI, L.P. currently beneficially own an aggregate of 36.1% of our outstanding common stock. James H. Cavanaugh and Harold R. Werner, members of our board of directors, are general partners of HealthCare Partners V, L.P. and HealthCare Partners VI, L.P., which are the general partners of HealthCare Ventures V, L.P. and HealthCare Ventures VI, L.P., respectively. Accordingly, the

HealthCare Ventures partnerships are able to exert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets, as well as over the day-to-day management of our business. The HealthCare Ventures partnerships may direct our affairs in a manner that is not consistent with the interests of our other stockholders. In addition, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination or a sale of all or substantially all of our assets.

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

Prior to October 2003, there was no public market for our common stock. We cannot predict the extent to which investor interest will lead to the development of an active and liquid trading market in our common stock. The initial public offering price of our common stock was $10.00 per share. Since our initial public offering, the price of our common stock has been as high as $10.30 and as low as $0.86 per share. Some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

We could be forced to pay liquidated damages if we do not maintain the effectiveness of our S-3 registration statement.

In April 2005, we completed a private placement of 6,846,735 shares of our common stock at a price of $3.98 per share and warrants to purchase a total of 2,396,357 shares of common stock at an exercise price of $4.78 per share, resulting in gross proceeds of $27.25 million. Pursuant to the terms of the registration rights agreement, we filed with the SEC a registration statement on Form S-3 covering the resale of common stock. The registration rights agreement provides that if a registration statement is not effective within 60 days of closing, or if we do not subsequently maintain the effectiveness of the registration statement, then in addition to any other rights the investor may have, we will be required to pay the investor liquidated damages, in cash, equal to one percent per month of the aggregate purchase price paid by such investor.

The SEC declared our Form S-3 effective on June 1, 2005, which was within 60 days of closing. We believe that the events that would lead to a suspension of effectiveness are unlikely to occur. However, if we fail to maintain the effectiveness of the registration statement in the future, liquidated damages could be substantial.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

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

We previously had an approximately 8,432 square foot lab and office facility in Gaithersburg, Maryland, the lease for which expired in November 2005. Also, in September 2004 we rented an office of approximately 6,681 square feet for engineering space in Bridgewater, New Jersey under a short-term lease that expires in September 2006.

We believe that our facilities are suitable and adequate to meet our current needs.

Item 3.  Legal Proceedings

We are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business, except as discussed below.

In December 2003, Aventis and Aventis Pharmaceuticals Inc., now part of sanofi-aventis, brought an action against Advancis in the U.S. District Court for the District of Delaware. The Complaint contains six counts, based upon both federal and state law, alleging, in essence, that the we infringed on the plaintiffs’ trademark. The plaintiffs seek injunctive relief, as well as unspecified monetary damages. Discovery has been completed, the trial was held in May 2005, and we are currently waiting for the judgment of the court. We believe that the ultimate outcome of this matter will not have a material adverse effect upon the our financial position but could possibly have a material adverse effect on our results of operations for a particular period.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on The Nasdaq National Market under the symbol AVNC since October 17, 2003. The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by Nasdaq for each quarter during the last two fiscal years, commencing on January 1, 2004:

	HIGH	LOW

December 31, 2005:
Fourth quarter	$1.69	$1.20
Third quarter	2.75	0.86
Second quarter	5.40	1.70
First quarter	5.42	3.03
December 31, 2004:
Fourth quarter	$8.60	$2.50
Third quarter	9.05	6.73
Second quarter	9.74	6.58
First quarter	10.15	7.34

As of February 28, 2006, there were 132 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares are generally held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

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

From October 15, 2003, the effective date of our Registration Statement on Form S-1 (File No. 333-107599), to December 31, 2005, we have used the entire $54.3 million of the net offering proceeds from our initial public offering, as follows:

Purchase of Keflex intangible assets	$11,206,000
Purchases of property and equipment	4,768,000
Cash used for debt payments	1,513,000
Cash used in operating activities	36,825,000

Total	$54,312,000

Item 6.	Selected Financial Data

The following selected financial information has been derived from the audited financial statements. The information below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and the financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

	For the Years Ended December 31,
	2005	2004	2003	2002	2001

Statements of Operations Data
Total revenue	$16,847,690	$11,358,032	$3,625,000	$—	$—

Cost and expenses:
Cost of product sales	562,009	169,854	—	—	—
Research and development	39,729,441	33,642,930	16,594,629	10,855,130	5,295,308
Selling, general and administrative	10,515,302	12,219,409	6,427,453	3,323,879	1,958,602

Total expenses	50,806,752	46,032,193	23,022,082	14,179,009	7,253,910

Loss from operations	(33,959,062)	(34,674,161)	(19,397,082)	(14,179,009)	(7,253,910)
Interest income (expense), net	954,193	669,448	88,565	102,629	69,334
Beneficial conversion feature — deemed interest	—	—	(1,666,667)	—	—
Other income or (expense)	16,292	—	—	(47,615)	—

Net loss	(32,988,577)	(34,004,713)	(20,975,184)	(14,123,995)	(7,184,576)
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	—	—	(209,173)	(73,925)	(37,594)
Beneficial conversion feature — deemed dividend to preferred shareholders	—	—	(20,907,620)	—	—

Net loss applicable to common stockholders	$(32,988,577)	$(34,004,713)	$(42,091,977)	$(14,197,920)	$(7,222,170)

Basic and diluted net loss per share	$(1.20)	$(1.50)	$(7.58)	$(16.37)	$(12.59)

Shares used in computing net loss per share, basic and diluted	27,421,516	22,684,410	5,554,773	867,239	573,699

Balance Sheet Data at Year-End:
Unrestricted cash, cash equivalents and marketable securities	$29,431,058	$30,051,937	$65,087,122	$4,059,911	$16,472,049
Total assets	57,796,892	61,142,140	84,174,843	9,058,523	18,575,075
Long-term debt, including current portion	1,567,412	2,577,387	2,440,588	1,730,934	1,089,882
Mandatorily redeemable convertible preferred stock	—	—	—	28,439,295	25,391,170
Accumulated deficit	(111,095,308)	(78,106,731)	(44,102,018)	(23,126,834)	(9,002,839)
Total stockholders’ equity (deficit)	33,342,011	39,738,379	70,149,920	(22,701,459)	(8,701,660)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Business

Advancis Pharmaceutical Corporation was incorporated in Delaware in December 1999 and commenced operations on January 1, 2000. We are a pharmaceutical company focused on developing and commercializing anti-infective drug products that fulfill unmet medical needs in the treatment of infectious disease. We are developing a portfolio of drugs based on the novel biological finding that bacteria exposed to antibiotics in front-loaded, sequential bursts, or pulses, are killed more efficiently than those exposed to standard antibiotic treatment regimens. We currently have 19 issued U.S. patents covering our proprietary once-a-day pulsatile delivery technology called PULSYS. We have initially focused on developing PULSYS product candidates utilizing approved and marketed drugs that no longer have patent protection or that have patents expiring in the next several years. Our lead pulsatile product candidate, based on the antibiotic amoxicillin, is currently under evaluation in a Phase III clinical trial and our Keflex PULSYS product candidate, based on the antibiotic cephalexin, is currently under evaluation in a Phase I clinical trial. We also have a number of additional PULSYS product candidates in preclinical development. We acquired the U.S. rights to Keflex (cephalexin) from Eli Lilly in 2004. We currently employ a small sales and marketing staff that is supporting the sale of Keflex products to national accounts. In anticipation of the possible introduction of our first pulsatile product, Amoxicillin PULSYS, as well as the possible introduction of Keflex line extension products, we plan to expand our sales and marketing capabilities by working with contract sales organizations or collaborative marketing partners. We have entered into agreements with third-party contract manufacturers for the commercial supply of our products.

Management Overview of Key Developments in 2005

The following is a summary of key events that occurred in 2005.

 PULSYS product development and collaborations

•	On July 21, 2005, we announced that our pediatric Amoxicillin PULSYS Phase III clinical trial failed to achieve its desired microbiological and clinical endpoints. This pivotal program was designed as a 500-patient, investigator-blind, non-inferiority Phase III trial for a “sprinkle” formulation of Amoxicillin PULSYS for the treatment of pharyngitis/tonsillitis due to Group A streptococcal infections. We had previously announced on June 15, 2005 that our Amoxicillin PULSYS Phase III clinical trial for the treatment of pharyngitis/tonsillitis in adults and adolescents failed to achieve its desired microbiological and clinical endpoints. This pivotal program was designed as a 500 patient, double-blind, double-dummy, non-inferiority Phase III trial for a tablet formulation of Amoxicillin PULSYS for the treatment of pharyngitis/tonsillitis due to Group A streptococcal infections.

•	Subsequent to the announcement of our unsuccessful Phase III trial results, we reduced our workforce by approximately 38% in order to reduce operating expenses. We recorded a charge of approximately $4.0 million in the third quarter for severance costs related to salaries and benefits.

•	In each of January, April and August 2005, we received payments of $4.75 million from Par Pharmaceutical for its quarterly funding due under our Amoxicillin PULSYS collaboration. In August 2005, Par decided to terminate the collaboration. As a result of the termination, we recognized revenue in the third quarter of $5.6 million that had previously been deferred.

•	In September 2005, after extensive study of the data from our recently-concluded unsuccessful Amoxicillin PULSYS Phase III clinical trials, we decided to conduct a new Phase III trial for adults and adolescents, extending the length of treatment from seven days to 10 days, using the current formulation of Amoxicillin PULSYS.

•	In November 2005, we held a pre-Phase III meeting with the FDA to discuss our Phase III trial and regulatory strategy to support product approval for Amoxicillin PULSYS. Based on the outcome of the meeting, we believe that our Phase III trial design and regulatory strategy for approval of Amoxicillin PULSYS for adults and adolescents with pharyngitis/tonsillitis were acceptable to the FDA.

•	In November 2005, we began enrolling patients into our new Phase III trial for Amoxicillin PULSYS for adults and adolescents with strep throat. We expect to enroll at least 600 patients into the trial and announce top-line results during the third quarter of 2006.

•	In December 2005, we commenced a Phase I clinical trial for development of a once-daily PULSYS version of Keflex.

Marketed Products — Keflex

•	In 2005, the first full year of our ownership of the Keflex brand, net sales of our branded capsule and powder for oral suspension Keflex products were approximately $4.8 million.

•	An agreement in principle was reached in August 2005 to sell the U.S. rights to the Keflex brand of cephalexin to a private company. We received a $1.0 million advance payment from the potential buyer which ensured its exclusive negotiating rights to the product through December 31, 2005. A definitive agreement was never entered into between the parties, and in January 2006, we decided to retain the brand. The agreement in principle expired February 28, 2006.

•	We continued development of additional non-PULSYS Keflex line extension products. In December 2005, we filed a supplemental NDA for line extension products. The application was accepted by the FDA in February 2006.

Other Events

•	In April 2005, we completed a private placement of 6,846,735 shares of our common stock at a price of $3.98 per share, and warrants to purchase a total of 2,396,357 shares of common stock at an exercise price of $4.78 per share, resulting in net proceeds to us, after the deduction of fees and commissions, of $25.8 million.

Focus for 2006

Our primary focus for 2006 will be on the conduct of our Amoxicillin PULSYS Phase III clinical trial for adults and adolescents and, if we receive FDA approval of our Keflex line extension products, the commercial launch of these products in the second half of 2006. We will also continue clinical development of a once-daily version of Keflex PULSYS.

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

Product Sales.  Revenue from product sales, net of estimated provisions, is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for sales discounts, and estimates for chargebacks, rebates, and product returns are established as a reduction of product sales revenue at the time revenues are recognized, based on historical experience adjusted to reflect known changes in the factors that impact these reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses for estimated returns or if the payment is due to a party other than the wholesaler.

Chargebacks and rebates.  These are based on the difference between the prices at which we sell our products to wholesalers and the sales price ultimately paid under fixed price contracts by third party payers, including governmental agencies. We record an estimate at the time of sale to the wholesaler of the amount to be charged back to us or rebated to the end user. We have recorded reserves for chargebacks and rebates based upon various factors, including current contract prices, historical trends, and our future expectations. The amount of actual chargebacks and rebates claimed could be either higher or lower than the amounts we accrued. Changes in our estimates would be recorded in the income statement in the period of the change.

Product returns.  In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date, which for our Keflex products is typically three years from the date of manufacture for capsules, and two years for oral suspension products. Our return policy typically allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. We estimate the level of sales which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues. Our estimates take into consideration historical returns of our products and our future expectations. We periodically review the reserves established for returns and adjust them based on actual experience. The amount of actual product return could be either higher or lower than the amounts we accrued. Changes in our estimates would be recorded in the income statement in the period of the change. If we over or under estimate the quantity of product which will ultimately be returned, there may be a material impact to our financial statements.

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

Inventories

Inventory is stated at the lower of cost or market with cost determined under the first-in, first-out method. Inventory consists of Keflex finished capsules and finished oral suspension powder. We purchase our Keflex products from third-party manufacturers only at the completion of the manufacturing process, and accordingly have no raw material or work-in-process inventories. At least on a quarterly basis, we review our inventory levels and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. During 2005, we recorded an inventory reserve provision of approximately $154,000 to cost of product sales related to slow-moving and obsolete inventory.

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

Impairment.  We assess the impairment of our identifiable definite-lived intangible assets on at least an annual basis or when events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include significant underperformance compared to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of these factors, we first perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

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

Stock-Based Compensation

We have elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation.” In the notes to our financial statements we provide pro forma disclosures in accordance with SFAS No. 148 and related pronouncements. We account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123 and EITF Issue No. 96-18. The factors which are most likely to affect charges or credits to operations related to stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of such fair value. Since the Company’s initial public offering in October 2003, we have used the quoted market price of our common stock as the fair value, and we have established an estimate for volatility by considering the volatility of the stock of other comparable public companies. We expect to adopt SFAS 123R, “Share-Based Payment,” in the first quarter of 2006.

Income Taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not recorded any tax provision or benefit for the years ended December 31, 2005, 2004 and 2003. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot presently be sufficiently assured. At December 31, 2005 and 2004, we had federal and state net operating loss carryforwards of approximately $78.3 million and $51.9 million, respectively, available to reduce future taxable income, which will begin to expire in 2020. Under the provisions of Section 382 of the Internal Revenue Code, certain substantial changes in our ownership may result in a limitation on the amount of net operating loss and research and experimentation tax credit carry forwards which can be used in future years. During 2005 and prior years, we may have experienced such ownership changes. When we complete the necessary studies, the amount of net operating loss carryovers may be reduced. However, since the valuation allowance fully reserves for all available carryovers, the effect of the reduction would be offset by a reduction in the valuation allowance. Thus, the resolution of this matter would have no effect on our reported assets, liabilities, revenues and expenses for the periods presented.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-based Compensation.” SFAS 123R requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option pricing model, and eliminates the alternative to use APB 25’s intrinsic value method of accounting for share-based payments. Accordingly, we plan to begin recognizing the expense associated with our share-based payments, as determined using a fair value-based method, in our statement of operations beginning on January 1, 2006. Adoption of the expense provisions of SFAS 123R is expected to have a material, noncash impact on our results of operations. The standard allows alternative transition methods for public companies. We expect to adopt the modified prospective application method as our transition method. Under this method, prior periods will not be restated. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized as the requisite service is rendered on or after the effective date. The compensation cost for the unvested portion of those earlier awards will be based on the fair value at date of grant as previously calculated in our pro forma disclosure under SFAS 123, net of estimated forfeitures.

In February 2005, the EITF added to its agenda Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ’Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”’ The issue addresses liquidated damages provisions associated with registration rights agreements and the diversity in practice that exists in accounting for such provisions. In June 2005 and September 2005, the EITF discussed the Issue but did not reach a consensus. Further deliberations by the EITF have been postponed until the FASB addresses whether a registration rights agreement is a derivative. The Company is monitoring the progress of the FASB and EITF on this Issue.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 generally requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. Under the prior rules, changes in accounting principles were generally recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement does not change the previous requirements for reporting the correction of an error in previously issued financial statements, change in accounting estimate, or justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 31, 2005. Adoption of the provisions of this statement is not expected to have a material effect on our results of operations or financial position.

In November 2005, the FASB Staff issued FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP FAS 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. FSP FAS 115-1 is not expected to have a material effect on our financial statements.

Research and Development Expenses

We expect our research and development expenses to be significant we continue to develop our product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, and costs of facilities. We expense research and development costs as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

The following table summarizes research and development expense for our product development initiatives for the fiscal years ended December 31, 2005, 2004 and 2003. See “Our Product Pipeline” above for our current priority product candidates.

				Total Expense
				Incurred from
				Inception
				(January 1, 2000)	Clinical
	Year Ended December 31,			to December 31,	Development
	2005	2004	2003	2005	Phase

Direct Project Costs(1)
Amoxicillin(2)	$24,294,000	$15,961,000	$4,890,000	$48,130,000	Phase III
Keflex and Cephalexin PULSYS	5,360,000	222,000	—	5,582,000	Phase I
Generic Clarithromycin(3)	79,000	5,480,000	5,975,000	15,579,000	Suspended
Other Product Candidates	1,289,000	4,108,000	2,600,000	15,245,000	Preclinical

Total Direct Project Costs	31,022,000	25,771,000	13,465,000	84,536,000

Indirect Project Costs(1) Facility	3,603,000	2,954,000	1,113,000	8,965,000
Depreciation	2,610,000	1,928,000	664,000	5,878,000
Other Indirect Overhead	2,494,000	2,990,000	1,353,000	7,871,000

Total Indirect Project Costs	8,707,000	7,872,000	3,130,000	22,714,000

Total Research & Development Expense	$39,729,000	$33,643,000	$16,595,000	$107,250,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

(2)	We currently have an adult and adolescent amoxicillin formulation in a Phase III clinical trial, which commenced enrollment in November 2005. We previously conducted Phase III clinical trials for the adolescent/adult formulation which commenced October 15, 2004 and for the pediatric formulation which commenced on January 5, 2005. These two previous Phase III trials failed to achieve their desired microbiological and clinical endpoints. See “Amoxicillin PULSYS Clinical Results” above. We previously had an agreement under which Par Pharmaceutical was be responsible for funding the anticipated future development costs of this product. See “Termination of Our Collaboration with Par Pharmaceutical for Amoxicillin PULSYS” above.

(3)	We have discontinued development efforts for this product. See “Our Collaboration with Par Pharmaceutical for Generic Clarithromycin” above.

Net Losses

We have a limited history of operations. We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, approval and commercial launch of new products, and the timing and outcome of regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of December 31, 2005, we had an accumulated deficit of approximately $111.1 million. We anticipate incurring additional annual losses, perhaps at higher levels, for the foreseeable future.

Results of Operations

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

Revenues.  We recorded revenues of $16.8 million during the fiscal year ended December 31, 2005 compared to $11.4 million during the fiscal year ended December 31, 2004, as follows:

	Year Ended December 31,
	2005	2004

Keflex product sales, net	$4,809,000	$2,397,000
Contract revenue — amortization of upfront licensing fees:
GSK	—	1,146,000
GSK — acceleration upon termination	—	3,229,000
Par — amoxicillin	797,000	972,000
Par — amoxicillin — acceleration upon termination	3,231,000	—
Reimbursement of development costs:
Par — amoxicillin	5,636,000	3,614,000
Par — amoxicillin — acceleration upon termination	2,375,000	—

Total	$16,848,000	$11,358,000

Product sales of Keflex commenced in July 2004, subsequent to the purchase of the brand rights in the U.S. market from Eli Lilly; therefore, results for 2004 reflect six months of sales compared to 12 months in 2005.

Revenues recognized in 2005 for amortization of upfront licensing fees include the amortization of a $5.0 million upfront payment received from Par Pharmaceutical in 2004, of which the remainder of $3.2 million was recognized in 2005 due to the termination of the collaboration agreement. Revenue for amortization of upfront licensing fees from GlaxoSmithKline in 2004 represented amortization of the $5.0 million upfront payment received from GSK in May, 2004, with no comparable amount in 2005 due to the termination of the GSK collaboration in December 2004.

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

Cost of Product Sales.  Cost of product sales represents the purchase cost of the Keflex products sold, together with royalties due on the sale of certain Keflex products. Cost of product sales was $0.6 million in 2005 and $0.2 million in 2004.

Research and Development Expenses.  Research and development expenses increased $6.1 million, or 18%, to $39.7 million for the fiscal year ended December 31, 2005 from $33.6 million for the fiscal year ended December 31, 2004. Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

The following table discloses the components of research and development expenses reflecting our project expenses.

	Year Ended December 31,
Research and Development Expenses	2005	2004

Direct project costs:
Personnel, benefits and related costs	$10,716,000	$9,522,000
Stock-based compensation	160,000	1,173,000
Consultants, supplies, materials and other direct costs	7,912,000	8,595,000
Clinical studies	12,234,000	6,481,000

Total direct costs	31,022,000	25,771,000
Indirect project costs	8,707,000	7,872,000

Total	$39,729,000	$33,643,000

Personnel, benefits and related costs increased $1.2 million in 2005 primarily due to severance charges of $2.9 million versus $0.4 million in 2004, partly offset by a benefit of $1.3 million due to lower staffing levels throughout 2005 attributable to reductions in staff in November 2004 and July 2005. Stock-based compensation costs declined $1.0 million, of which $0.9 million results from use of the FIN 28 accelerated method of amortization, and the remaining decrease is due to cancellation of options for which expense had previously been recognized.

Contract R&D, consultants, materials and other costs decreased $0.7 million, due to a reduction in costs of $1.9 million on the generic clarithromycin project that was discontinued in 2004, and reductions in other projects of $1.9 million. Partly offsetting the decreases were increased costs of $1.8 million for Keflex product development, $1.0 million for pediatric and adult amoxicillin trials, and other projects of $0.3 million. Clinical trials expense increased $5.8 million overall, due to $7.6 million increased expense in 2005 for Phase III clinical trials of adult and pediatric amoxicillin, partly offset by lower expenses for generic clarithromycin of $1.3 million and other projects of $0.5 million.

Indirect project costs also increased by $0.8 million, primarily due to an increase in facility-related costs of $0.8 million and equipment depreciation of $0.7 million, resulting from the acquisition of product manufacturing equipment used to produce amoxicillin for clinical trials, offset by changes in all other indirect expenses of $0.7 million.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $1.7 million, or 14%, to $10.5 million for the year ended December 31, 2005 from $12.2 million for the year ended December 31, 2004.

	Year Ended December 31,
	2005	2004

Salaries, benefits and related costs	$3,387,000	$2,667,000
Stock-based compensation	376,000	2,480,000
Legal and consulting expenses	1,342,000	2,694,000
Other expenses	5,410,000	4,378,000

Total	$10,515,000	$12,219,000

Salaries, benefits and related costs in 2005 increased $0.7 million, which was primarily attributable to severance costs of $1.1 million. Stock-based compensation costs decreased a total of $2.1 million, due to a decrease of $1.1 million attributable to the use of an accelerated method of amortization to recognize employee-based option expense recognized under APB 25, a decrease of $0.5 million due to reversal of prior period expense for the forfeiture of options that resulted from the termination of employees in 2005, and a decrease of $0.5 million due to a one-time charge in 2004 for stock-based compensation related to retirement of a director.

Legal and consulting costs decreased $1.4 million due primarily to a higher level of legal activity in 2004 in support of collaboration agreement negotiations. Other expenses increased $1.0 million, which included amortization of the Keflex intangible assets of $0.6 million, and increased facilities costs of $0.4 million.

Net Interest Income (Expense).  Net interest income was $1.0 million for the year ended December 31, 2005 compared to net interest income of $0.7 million for the year ended December 31, 2004. The increase is primarily attributable to higher short term interest rates in 2005 versus 2004.

	Year Ended December 31,
	2005	2004

Interest income	$1,075,000	$794,000
Interest expense	(121,000)	(125,000)

Total, net	$954,000	$669,000

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

Revenues recognized in 2004 and 2003 from the amortization of upfront licensing fees include the amortization of a $5.0 million upfront payment received from GlaxoSmithKline (GSK) in July 2003, of which the unamortized portion of $3.2 million was recognized in 2004 due to the termination of the collaboration agreement, and the amortization of a $5.0 million upfront payment received from Par Pharmaceutical in May 2004, which was being amortized into revenue on a straight-line basis over a 36-month period.

Reimbursement of development costs revenue of $3.6 million related to the Par amoxicillin agreement was recognized based on the related costs incurred.

Cost of Product Sales.  Cost of product sales represents the purchase cost of the Keflex products sold. Cost of product sales was $170,000 in 2004. There were no product sales in 2003.

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

Increased project staffing levels in 2004 versus 2003 resulted in an increase of $3.7 million related to personnel, benefits and related costs. Contract research and development, consulting, materials and other direct costs increased $4.9 million in preparation for our clinical trials, and clinical trials expense increased $4.5 million from 2003 as we initiated two Phase III studies in 2004 (adult and pediatric amoxicillin PULSYS) as well as conducted 13 Phase I/II studies compared to nine Phase I/II studies in 2003.

Indirect project costs also increased by $4.7 million, primarily due to an increase in facility-related costs of $1.8 million, depreciation of $1.3 million, and overhead of $1.6 million due to increased insurance, Scientific Advisory Board expenses, and other expenses.

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

Net Interest Income (Expense).  Net interest income was $669,000 for the fiscal year ended December 31, 2004 compared to net interest expense of $1.6 million for the fiscal year ended December 31, 2003.

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

Liquidity and Capital Resources

We have funded our operations principally with the proceeds of $54.5 million from a series of five preferred stock offerings and one issue of convertible notes over the period 2000 through 2003, the net proceeds of $54.3 million from our initial public offering in October 2003, and a private placement of common stock for net proceeds of $25.8 million in April 2005. In addition, we have received funding of $8.0 million and $28.25 million from GlaxoSmithKline and Par Pharmaceutical, respectively, as a result of collaboration agreements for the development of new products. Since July 2004, we have also received cash from sales of our Keflex products. We also received a $1.0 million advance payment in 2005 from a potential buyer of our Keflex brand, which we retained as the sale was not completed.

Cash and Marketable Securities

At December 31, 2005, unrestricted cash, cash equivalents and marketable securities were $29.0 million compared to $30.1 million at December 31, 2004.

	As of December 31,
	2005	2004

Cash and cash equivalents	$18,117,000	$10,396,000
Marketable securities	11,314,000	19,656,000

Total	$29,431,000	$30,052,000

Restricted cash at December 31, 2005 of approximately $0.4 million will become unrestricted during 2006 and provide additional liquidity.

Our cash and cash equivalents are highly-liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities are also highly-liquid investments and are classified as available-for-sale, as they can be utilized for current operations. The Company’s investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/P1. The Company’s objective is to maintain its investment portfolio at an average duration of approximately one year.

Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Cash Flow

The following table summarizes our sources and uses of cash and cash equivalents for fiscal years ending December 31, 2005, 2004, and 2003.

	Year Ended December 31,
	2005	2004	2003

Net cash used in operating activities	$(24,890,000)	$(15,487,000)	$(11,084,000)
Net cash provided by (used in) investing activities	7,676,000	(11,721,000)	(36,413,000)
Net cash provided by financing activities	24,935,000	153,000	80,887,000

Net increase (decrease) in cash and cash equivalents	$7,721,000	$(27,055,000)	$33,390,000

Operating Activities

Net cash used in operating activities for the three years ended December 31, 2005 is presented in the following table, which displays cash received and cash disbursed by major element.

	Year Ended December 31,
Operating Activities	2005	2004	2003

Cash receipts:
Cash received from product sales	$5,159,000	$2,230,000	$—
Cash received from collaboration partners	14,250,000	17,000,000	5,000,000
Interest income received and other	1,622,000	2,185,000	581,000

Total cash receipts	21,031,000	21,415,000	5,581,000

Cash disbursements:
Cash paid for employee compensation and benefits	11,432,000	10,401,000	6,826,000
Cash paid to vendors, suppliers, and other	34,489,000	26,501,000	9,839,000

Total cash disbursements	45,921,000	36,902,000	16,665,000

Net cash used in operating activities	$(24,890,000)	$(15,487,000)	$(11,084,000)

Cash received from product sales in 2005 of $5.2 million significantly exceeded product sales cash receipts in 2004 of $2.2 million, as the 2004 amount reflects only about a half year of activity. Cash received from collaboration partners relates to our previous collaboration agreements with Par Pharmaceutical for amoxicillin PULSYS and with GlaxoSmithKline for amoxicillin/clavulanate development. We received $14.25 million and $14.0 million in 2005 and 2004, respectively, from Par and $3.0 million and $5.0 million in 2004 and 2003, respectively, from GSK. The increase in cash disbursements from 2003 to 2005 reflects the growth in the Company’s average headcount and the significant costs involved in the Company’s Phase III clinical trials in 2004 and 2005.

Investing Activities

Net cash used in investing activities for the three years ended December 31, 2005 is presented in the following table, which displays cash received and cash disbursed by major element.

	Year Ended December 31,
Investing Activities	2005	2004	2003

Cash receipts:
Sale of marketable securities, net of purchases	$8,176,000	$6,582,000	$—
Advance payment received for potential sale of Keflex	1,000,000	—	—
Sale of fixed assets, restricted cash and other	423,000	—	830,000

Total cash receipts	9,599,000	6,582,000	830,000

Cash disbursements:
Purchase of marketable securities	—	—	27,858,000
Purchase of Keflex brand rights	—	11,206,000	—
Property and equipment purchases and deposits	1,923,000	6,960,000	9,047,000
Change in restricted cash and other	—	137,000	338,000

Total cash disbursements	1,923,000	18,303,000	37,243,000

Net cash used in investing activities	$7,676,000	$(11,721,000)	$(36,413,000)

The most significant investing activities in 2005 included net purchases and sales of marketable securities of $8.2 million, receipt of a $1.0 million advance payment pursuant to the potential sale of Keflex assets (which we retained, as the agreement-in-principle expired without the sale of the business), and purchases of and deposits on property and equipment of $1.9 million.

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

Financing Activities

Net cash provided by financing activities for the three years ended December 31, 2005 is presented in the following table, which displays cash received and cash disbursed by major element.

	Year Ended December 31,
Financing Activities	2005	2004	2003

Cash receipts:
Cash received from private placement	$25,844,000	$—	$—
Cash received from lines of credit	—	1,390,000	1,346,000
Cash received from initial public offering	—	—	54,312,000
Cash received from preferred stock and notes	—	—	25,775,000
Cash received from exercise of stock options	101,000	16,000	91,000

Total cash receipts	25,945,000	1,406,000	81,524,000

Cash disbursements:
Cash paid for debt payments	1,010,000	1,253,000	637,000

Total cash disbursements	1,010,000	1,253,000	637,000

Net cash provided by financing activities	$24,935,000	$153,000	$80,887,000

The major financing activity in 2005 was the private placement of common stock, which provided $25.8 million net of issuance costs. Additionally, repayments on lines of credit totaled $1.0 million during the period.

Net cash provided by financing activities in 2004 was $0.2 million. The major financing activities included loan draws of $1.4 million for equipment financing in connection with the fit-out of the Company’s new corporate, research and development facility and repayments of $1.2 million on the Company’s existing borrowings.

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

Borrowings

We are a party to four credit facilities for an aggregate amount of $5.9 million used to finance the purchase of equipment and to one loan agreement for $75,000 with a local government development fund. The credit facilities have no amounts available for new borrowings. Of the total $5.9 million amount, $1.6 million was outstanding as of December 31, 2005, as summarized in the following table:

	As of December 31, 2005
			Remaining
		Amount	Amount
Debt Obligations	Interest Rates	Outstanding	Available

Fixed rate borrowings	5.00% — 11.62%	$190,000	$—
Variable rate borrowings	LIBOR or Fixed Cost of Funds plus 250 — 280 basis points	1,377,000	—

Totals		$1,567,000	$—

We do not currently hedge variable rate borrowings.

Stock Issuances

In April 2005, we completed a private placement of 6,846,735 shares of our common stock at a price of $3.98 per share and warrants to purchase a total of 2,396,357 shares of common stock at an exercise price of $4.78 per share, resulting in net proceeds, after commissions and expenses, of $25.8 million. The warrants are exercisable for five years.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2005 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Payments Due by Period

							After
Contractual Obligations (1), (2)	Total	2006	2007	2008	2009	2010	2010
			(In thousands)

Short and long-term debt (includes interest)	$1,636	$949	$636	$51	$—	$—	$—
Minimum purchase commitments (3)	1,239	1,239	—	—	—	—	—
Operating lease obligations	16,033	2,126	2,080	2,139	2,156	2,214	5,318

Total contractual cash obligations	$18,908	$4,314	$2,716	$2,190	$2,156	$2,214	$5,318

Other commercial commitments(4)	$4,545	$4,545	$—	$—	$—	$—	$—

(1)	This table does not include potential royalty payments, at a rate of 10% of sales value, to Eli Lilly and Company, which may be due on product line extensions of Keflex. Any such royalties cannot be estimated at this time.

(2)	This table does not include a contingent liability to Par Pharmaceutical under our amoxicillin development and commercialization agreement that was terminated by Par in August 2005. Under certain circumstances, the termination clauses of the agreement may entitle Par to receive a share of future net profits, if any, up to one-half of Par’s total $23.25 million investment in the development of certain amoxicillin PULSYS products, should a product covered by the agreement be successfully commercialized. Accordingly, we retained $11.625 million of deferred revenue in recognition of this contingent liability to Par.

(3)	We have entered into a manufacturing agreement with Ceph International for the manufacturing of our Keflex products. This agreement contains a provision for minimum purchase requirements.

(4)	We have entered into other contractual agreements in connection with developing our products and technology and to perform clinical trials. This amount represents the remaining contractual amount due for our on-going Phase III clinical trial. Although the contract could be cancelled by us, in which case we would be liable to the vendor for work performed to the date of cancellation, it is our intent to complete the clinical trial at the remaining cost of approximately $4.5 million.

In addition to the contractual obligations in the above table, the Company may incur funding liabilities for obligations which it enters into on a discretionary basis. These discretionary obligations could include additional facilities or equipment, investments in new technologies or products, acquisitions, funding of clinical trials, or similar events. As of December 31, 2005, we are not committed to fund any further pre-production development work at the Clonmel facility; however, should our Amoxicillin PULSYS Phase III trial be successful, our intention would be to fund approximately $2.8 million of additional development work at Clonmel, primarily in late 2006 and early 2007, to prepare for commercial production of Amoxicillin PULSYS.

During fiscal 2005 we spent approximately $1.4 million for capital expenditures, primarily for equipment purchased for use at third-party manufacturing facilities, as well as for use in our research and development facility in Germantown, Maryland.

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that meet the definition of off-balance sheet arrangements, with the exception of our private placement of common stock and warrants in April 2005. Warrants are instruments that meet the definition of a derivative under SFAS 133, although they qualify for the scope exception under paragraph 11 of SFAS 133. In the private placement, warrants were issued to purchase a total of 2,396,357 shares of common stock at an exercise price of $4.78 per share.

Prospective Information

We expect to incur losses from operations for the foreseeable future. We expect to continue to incur substantial research and development expenses in 2006, including expenses related to preclinical testing and clinical trials. We expect that our selling and marketing expenses will increase in 2006, assuming FDA approval of our Keflex line extension products and commercial launch of the new products. If the launch is successful, we will collect cash on these incremental sales which would offset some or all of our increased selling and marketing expenses in 2006. We believe the Keflex line extension products have the potential to generate significant cash in excess of selling costs in 2007. We also expect a limited window of opportunity for these products, approximating 18 to 24 months, should generic pharmaceutical companies decide to compete with our line extension products.

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

After receiving the results in June and July 2005 of our unsuccessful pediatric and adult Phase III trials, we conducted an intensive analysis of the data with the intent to reach a conclusion regarding the future of our Amoxicillin PULSYS development program. We also considered how to maximize the future value of our Keflex franchise. Each of these outstanding matters has significant implications for our anticipated level of future spending and our capital available to fund future operations. In September 2005, we announced our decisions regarding these outstanding matters. We decided to continue our Amoxicillin PULSYS development program and to conduct a new Phase III clinical trial. We also decided to investigate the potential sale of the Keflex brand in order to increase our level of unrestricted cash on hand.

In July and September 2005, we reduced our workforce by approximately 38% as part of an initiative to reduce operating expenses. The cost reduction will enhance our ability to rely on our existing resources to fund our operations over the next year. We believe that our cash, cash equivalents and marketable securities of $29.4 million on hand as of December 31, 2005, together with the effect of the reduction in our workforce in the third quarter of 2005 and product revenue collections in 2006 from sales of our currently-marketed Keflex products, provide us with enough capital resources to finance our ongoing operations, including our new Phase III clinical trial, until at least the first quarter of 2007. We will continue to balance our pace of development with our funding position, and we anticipate the resources described above will be sufficient to fund our planned operating expenses, debt repayments and capital equipment requirements for at least the next 12 months, barring unforeseen developments. This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary.

We have no unused credit facility or other committed sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital, incur indebtedness, or consider the sale of company assets in order to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts, effect changes to our facilities or personnel, or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Any future funding may dilute the ownership of our equity investors.

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

The information required by this item is set forth on pages F-1 to F-30.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting during the Quarter

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, and has concluded that there was no change that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s system of internal controls over financial reporting was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.

The Company’s independent registered public accounting firm have issued an audit report on management’s assessment of the Company’s internal control over financial reporting. Their report appears on page F-2 and F-3.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

We incorporate herein by reference the information concerning directors and executive officers in our Notice of Annual Stockholders’ Meeting and Proxy Statement to be filed within 120 days after the end of our fiscal year (the “2006 Proxy Statement”).

Item 11.	Executive Compensation

We incorporate herein by reference the information concerning executive compensation to be contained in the 2006 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein by reference the information concerning security ownership of certain beneficial owners and management to be contained in the 2006 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

We incorporate herein by reference the information concerning certain relationships and related transactions to be contained in the 2006 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

We incorporate herein by reference the information concerning principal accounting fees and services to be contained in the 2006 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report:

(1) Index to Financial Statements

(2) Financial Statement Schedule

The following schedule is filed as part of this Form 10-K:

Exhibit II — Valuation and Qualifying Accounts for the Years Ended December 31, 2005, 2004, and 2003

(3) Exhibits

Exhibit No.

2	.1(1)†+	Asset Purchase Agreement dated as of June 30, 2004, by and between the Registrant and Eli Lilly and Company
3	.1(2)	Certificate of Incorporation
3	.2(2)	Bylaws
4	.1(2)	Specimen Stock Certificate
10	.1(2)	Executive Employment Agreement between the Registrant and Edward M. Rudnic dated January 7, 2000
10	.2(2)	Executive Employment Agreement between the Registrant and Sandra E. Wassink dated August 13, 2003
10	.3(2)	Executive Employment Agreement between the Registrant and Beth A. Burnside dated August 13, 2003
10	.4(2)	Executive Employment Agreement between the Registrant and Darren Buchwald dated September 1, 2003
10	.5(3)	Executive Employment Agreement between the Registrant and Donald Treacy dated March 19, 2004
10.6		Executive Employment Agreement between the Registrant and Robert C. Low dated December 12, 2005
10	.7(2)	Form of Indemnification Agreement
10	.8(4)	Amended and Restated Stock Incentive Plan
10	.9(2)	Form of Incentive Stock Option Agreement
10	.10(2)	Form of Non-qualified Stock Option Agreement
10	.11(2)	Form of Stock Restriction Agreement
10	.12(5)	Employee Stock Purchase Plan
10	.13(2)	Form of Employment Agreement on Ideas, Inventions and Confidential Information
10	.14(2)	Construction Services Agreement between the Registrant and Barclay White Skanska, Inc. dated July 12, 2002
10	.15(2)	Amendment No. 1 dated April 7, 2003 to Agreement between Owner and Construction Manager dated July 12, 2002 between the Registrant and Skanska USA Building, Inc. successor by merger to Barclay White Skanska, Inc.
10	.16(2)	Standard Form of Agreement between Owner and Architect with Standard Form of Architect’s Services between the Registrant and Gaudreau, Inc. dated July 8, 2002
10	.17(2)	Lease Agreement between the Registrant and Seneca Meadows Corporate Center II LLC dated August 1, 2002
10	.18(2)	Stock Purchase Pledge Agreement between the Registrant and Edward M. Rudnic dated October 15, 2001
10	.19(2)	Form of Stock Purchase Promissory Note by Edward M. Rudnic dated October 15, 2001
10	.20(2)	Amendment dated June 12, 2002 to Stock Purchase Pledge Agreement dated October 15, 2001 between the Registrant and Edward M. Rudnic
10	.21(2)	Amendment dated July 30, 2003 to the Stock Purchase Pledge Agreement and Stock Restriction Agreement dated October 15, 2001, as amended, between the Registrant and Edward M. Rudnic

Exhibit No.

10	.22(2)	Note Issuance Agreement between the Registrant and HealthCare Ventures VI, L.P., Rho Management Trust, I, Steven Ostrofsky, Private Equity Holdings L.L.C., Targeted Entrepreneurial Services, LLC and the DC 1998 NFA Trust FBO Lee Casty dated March 28, 2003
10	.23(2)	Form of Convertible Promissory Note dated March 28, 2003
10	.24(2)	Amendment to Secured Convertible Promissory Note dated June 23, 2003
10	.25(2)	Fourth Amended and Restated Stockholders’ Agreement
10	.26(2)	Omnibus Addendum and Amendment to Series E Convertible Preferred Stock Purchase Agreement and Fourth Amended and Restated Stockholders’ Agreement
10	.27(2)	Consulting Agreement dated August 18, 2000 between the Registrant and Jenefir Isbister as amended
10	.28(2)	Credit Agreement between the Registrant and Manufacturers and Traders Trust Company dated July 31, 2003
10	.29(2)	Specific Security Agreement between the Registrant and Manufacturers and Traders Trust Company dated July 31, 2003
10	.30(2)+	Development and License Agreement between the Registrant and GlaxoSmithKline dated July 18, 2003
10	.31(2)+	Supply, Distribution and Marketing Agreement between the Registrant and Par Pharmaceutical, Inc. dated September 4, 2003
10	.32(2)+	Manufacturing Agreement dated as of June 30, 2004, by and between the Registrant and Eli Lilly and Company
10	.33(2)+	Transition Services Agreement dated as of June 30, 2004, by and between the Registrant and Eli Lilly and Company
10	.34(5)+	Development and Commercialization Agreement between the Registrant and Par Pharmaceutical, Inc. dated May 28, 2004
10	.35(6)+	Commercial Supply Agreement between the Registrant and Ceph International Corporation dated December 3, 2004
10	.36(6)+	First Amendment to Development and Commercialization Agreement between the Registrant and Par Pharmaceutical Corporation dated December 14, 2004
10	.37(7)+	Manufacturing and Supply Agreement between the Registrant and Clonmel Healthcare Limited, dated as of April 19, 2005.
10	.38(7)+	Development and Clinical Manufacturing Agreement between the Registrant and Clonmel Healthcare Limited, dated as of April 19, 2005.
10	.39(7)+	Facility Build-Out Agreement between the Registrant and Clonmel Healthcare Limited, dated as of April 19, 2005.
10	.40(8)+	Form of Purchase Agreement dated April 26, 2005, including the form of Warrant attached thereto.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a) Certification of Principal Executive Officer
31.2		Rule 13a-14(a) Certification of Principal Financial Officer
32.1		Section 1350 Certification of Chief Executive Officer
32.2		Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to our Current Report on Form 8-K filed July 15, 2004.

(2)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-107599).

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2004

(4)	Incorporated by reference to our definitive proxy statement filed April 22, 2005.

(5)	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-109728).

(6)	Incorporated by reference to our Annual Report on Form 10-K filed March 10, 2005

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 15, 2005.

(8)	Incorporated by reference to our Current Report on Form 8-K dated April 27, 2005.

†	The Schedules and certain of the Exhibits to this Asset Purchase Agreement have been omitted in reliance upon the rules of the Securities and Exchange Commission. A copy will be delivered to the Securities and Exchange Commission upon request.

+	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCIS PHARMACEUTICAL CORPORATION

By
/s/  Edward M. Rudnic
Edward M. Rudnic, Ph.D.
President and Chief Executive Officer

Dated: March 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date
/s/ R. Gordon Douglas R. Gordon Douglas, M.D.	Chairman of the Board of Directors	March 27, 2006

/s/ Edward M. Rudnic Edward M. Rudnic, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2006

/s/ Robert C. Low Robert C. Low	Vice President — Finance, Acting Chief Financial Officer, Treasurer and Controller (Principal Financial and Accounting Officer)	March 27, 2006

/s/ James H. Cavanaugh James H. Cavanaugh, Ph.D.	Director	March 27, 2006

/s/ Richard W. Dugan Richard W. Dugan	Director	March 27, 2006

/s/ Wayne T. Hockmeyer Wayne T. Hockmeyer, Ph.D.	Director	March 27, 2006

/s/ Harold R. Werner Harold R. Werner	Director	March 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Advancis Pharmaceutical Corporation:

We have completed integrated audits of Advancis Pharmaceutical Corporation’s 2005 and 2004 financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements and financial statement schedule

In our opinion, the financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Advancis Pharmaceutical Corporation at December 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Baltimore, Maryland
March 27, 2006

ADVANCIS PHARMACEUTICAL CORPORATION

BALANCE SHEETS

	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$18,116,968	$10,395,757
Marketable securities	11,314,090	19,656,180
Restricted cash	418,244	—
Accounts receivable, net	756,764	350,116
Notes receivable from officer	121,500	—
Inventories, net	219,451	179,738
Prepaid expenses and other current assets	797,253	1,044,389

Total current assets	31,744,270	31,626,180
Property and equipment, net	14,450,627	16,524,342
Restricted cash	1,182,680	1,913,314
Deposits	884,312	264,125
Notes receivable from officer	—	121,500
Intangible assets, net	9,535,003	10,692,679

Total assets	$57,796,892	$61,142,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,686,487	$3,886,563
Accrued expenses and advances	7,071,731	4,305,115
Lines of credit — current portion	895,204	1,009,975
Deferred contract revenue	—	2,552,357

Total current liabilities	9,653,422	11,754,010
Lines of credit — noncurrent portion	597,208	1,492,412
Note payable	75,000	75,000
Accrued severance — noncurrent portion	1,235,394	—
Deferred contract revenue	11,625,000	6,861,111
Deferred rent and credit on lease concession	1,268,857	1,221,228

Total liabilities	24,454,881	21,403,761

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued or outstanding at December 31, 2005 and 2004	—	—
Common stock, $0.01 par value; 225,000,000 shares authorized, and 29,765,139 and 22,706,679 shares issued and outstanding at December 31, 2005 and 2004, respectively	297,652	227,067
Capital in excess of par value	144,766,213	120,315,949
Deferred stock-based compensation	(623,051)	(2,607,247)
Accumulated deficit	(111,095,308)	(78,106,731)
Accumulated other comprehensive loss	(3,495)	(90,659)

Total stockholders’ equity	33,342,011	39,738,379

Total liabilities and stockholders’ equity	$57,796,892	$61,142,140

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003

Revenue:
Product sales	$4,809,222	$2,396,500	$—
Contract revenue	4,027,778	5,347,223	3,625,000
Reimbursement of development costs	8,010,690	3,614,309	—

Total revenue	16,847,690	11,358,032	3,625,000

Costs and expenses:
Cost of product sales	562,009	169,854	—
Research and development	39,729,441	33,642,930	16,594,629
Selling, general and administrative	10,515,302	12,219,409	6,427,453

Total expenses	50,806,752	46,032,193	23,022,082

Loss from operations	(33,959,062)	(34,674,161)	(19,397,082)
Interest income	1,075,084	793,818	253,504
Interest expense	(120,891)	(124,370)	(164,939)
Beneficial conversion feature — deemed interest expense	—	—	(1,666,667)
Other income	16,292	—	—

Net loss	(32,988,577)	(34,004,713)	(20,975,184)
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	—	—	(209,173)
Beneficial conversion feature — deemed dividend to preferred stockholders	—	—	(20,907,620)

Net loss applicable to common stockholders	$(32,988,577)	$(34,004,713)	$(42,091,977)

Basic and diluted net loss per share applicable to common stockholders	$(1.20)	$(1.50)	$(7.58)

Shares used in calculation of basic and diluted net loss per share	27,421,516	22,684,410	5,554,773

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

							Total
			Capital in	Deferred		Accumulated Other	Stockholders’
	Common	Par	Excess of	Stock-Based	Accumulated	Comprehensive	Equity
	Shares	Value	Par Value	Compensation	Deficit	Income (Loss)	(Deficit)

Balance at December 31, 2002	1,376,306	$13,763	$514,598	$(102,986)	$(23,126,834)	$—	$(22,701,459)
Issuance of restricted stock	173,532	1,735	89,359	—	—	—	91,094
Accretion of issuance costs of mandatorily redeemable convertible preferred stock		—	(209,173)	—	—	—	(209,173)
Cashless exercise of warrants	27,032	271	(301)	—	—	—	(30)
Issuance and remeasurement of stock options for services		—	1,260,117	—	—	—	1,260,117
Deferred stock-based compensation		—	8,204,446	(8,204,446)	—	—	—
Amortization of deferred stock- based compensation		—	—	2,181,146	—	—	2,181,146
Beneficial conversion feature — deemed interest on convertible notes		—	1,666,667	—	—	—	1,666,667
Beneficial conversion feature — deemed dividend on issuance of Series E preferred stock		—	20,907,620	—	—	—	20,907,620
Accretion of beneficial conversion feature — deemed dividend		—	(20,907,620)	—	—	—	(20,907,620)
Issuance of common stock in public offering, net of issuance costs	6,000,000	60,000	54,251,900	—	—	—	54,311,900
Conversion of preferred stock to common stock	15,062,474	150,625	54,363,837	—	—	—	54,514,462
Comprehensive income (loss):
Net loss		—	—	—	(20,975,184)	—	(20,975,184)
Unrealized gain on marketable securities, net		—	—	—	—	10,380	10,380

Total comprehensive loss		—	—	—	—	—	(20,964,804)

Balance at December 31, 2003	22,639,344	226,394	120,141,450	(6,126,286)	(44,102,018)	10,380	70,149,920
Exercise of stock options	26,764	268	15,976	—	—	—	16,244
Issuance of restricted stock	40,571	405	24,305	—	—	—	24,710
Issuance and remeasurement of stock options for services	—	—	26,370	—	—	—	26,370
Stock-based compensation for retired director	—	—	416,141	73,810	—		489,951
Amortization of deferred stock-based compensation	—	—	—	3,296,898	—	—	3,296,898
Reversal of deferred stock-based compensation and related amortization due to forfeited options	—	—	(308,293)	148,331	—	—	(159,962)
Comprehensive income (loss):
Net loss	—	—	—	—	(34,004,713)	—	(34,004,713)
Unrealized loss on marketable securities, net	—	—	—	—		(101,039)	(101,039)

Total comprehensive loss							(34,105,752)

Balance at December 31, 2004	22,706,679	227,067	120,315,949	(2,607,247)	(78,106,731)	(90,659)	39,738,379
Exercise of stock options	171,155	1,712	98,783	—	—	—	100,495
Issuance of restricted stock	40,570	406	24,305	—	—	—	24,711
Issuance and remeasurement of stock options for services	—	—	(123,149)	—	—	—	(123,149)
Amortization of deferred stock-based compensation	—	—	—	1,522,554	—	—	1,522,554
Reversal of deferred stock-based compensation and related amortization due to forfeited options	—	—	(1,325,261)	461,642	—	—	(863,619)
Proceeds from private placement of common stock and warrants, net of issuance expenses	6,846,735	68,467	25,775,586	—	—	—	25,844,053
Comprehensive income (loss):
Net loss	—	—	—	—	(32,988,577)	—	(32,988,577)
Unrealized gain on marketable securities, net	—	—	—	—	—	87,164	87,164

Total comprehensive loss							(32,901,413)

Balance at December 31, 2005	29,765,139	$297,652	$144,766,213	$(623,051)	$(111,095,308)	$(3,495)	$33,342,011

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(32,988,577)	$(34,004,713)	$(20,975,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,044,419	2,714,341	736,036
Stock-based compensation	535,786	3,653,257	3,441,263
Deferred rent and credit on lease concession	47,629	453,469	(62,251)
Amortization of premium on marketable securities	253,483	1,297,947	231,600
Interest accrued on convertible notes	—	—	92,362
Beneficial conversion feature — deemed interest expense	—	—	1,666,667
Gain on disposal of fixed assets	(16,292)	—	—
Changes in:
Accounts receivable	(406,648)	2,649,884	(3,000,000)
Inventories	(39,713)	(179,738)	—
Prepaid expenses and other current assets	247,136	83,075	(954,952)
Deposits other than on property and equipment	(62,394)	(49,142)	95,068
Accounts payable	(2,200,076)	1,202,850	1,924,940
Accrued expenses and accrued severance	3,483,910	1,653,637	1,345,211
Deferred contract revenue	2,211,532	5,038,468	4,375,000

Net cash used in operating activities	(24,889,805)	(15,486,665)	(11,084,240)

Cash flows from investing activities:
Purchase of Keflex intangible assets	—	(11,205,517)	—
Advance payment for potential sale of Keflex intangible assets	1,000,000	—	—
Purchase of marketable securities	(15,029,229)	(25,918,898)	(27,857,852)
Sale and maturities of marketable securities	23,205,000	32,500,364	—
Purchases of property and equipment	(1,365,088)	(6,200,677)	(8,963,111)
Deposits on property and equipment	(557,793)	(759,638)	(83,610)
Proceeds from sale of fixed assets	111,163	—	—
Restricted cash	312,390	(136,745)	(338,031)
Landlord lease concession	—	—	830,010

Net cash from (used in) investing activities	7,676,443	(11,721,111)	(36,412,594)

Cash flows from financing activities:
Proceeds from lines of credit	—	1,389,396	1,346,061
Payments on lines of credit	(1,009,975)	(1,252,597)	(636,407)
Proceeds from convertible notes payable	—	—	5,000,000
Proceeds from exercise of common stock options	100,495	16,244	91,094
Proceeds from private placement of common stock and warrants, net of issuance costs	25,844,053	—	—
Proceeds from issuance of preferred stock, net of issuance costs	—	—	20,774,765
Proceeds from initial public offering, net of issuance costs	—	—	54,311,900

Net cash from financing activities	24,934,573	153,043	80,887,413

Net increase (decrease) in cash and cash equivalents	7,721,211	(27,054,733)	33,390,579
Cash and cash equivalents, beginning of period	10,395,757	37,450,490	4,059,911

Cash and cash equivalents, end of period	$18,116,968	$10,395,757	$37,450,490

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$120,891	$127,094	$38,511

Supplemental disclosure of non-cash transactions:
Reclassification of liability related to early exercises of restricted stock to equity upon vesting of the restricted stock	$24,711	$24,710	$3,537

Equipment and construction costs in accrued liabilities	$—	$457,189	$1,580,509

Conversion of convertible notes, including accrued interest, into Series E mandatorily redeemable convertible preferred stock	$—	$—	$5,092,362

Accretion of beneficial conversion feature for Series E convertible preferred stock	$—	$—	$20,907,620

Conversion of preferred stock to common	$—	$—	$54,514,462

Accretion of issuance costs of mandatorily redeemable convertible preferred stock	$—	$—	$209,173

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Nature of the Business

Advancis Pharmaceutical Corporation (the “Company”) was incorporated in Delaware in December 1999 and commenced operations on January 1, 2000. The Company is focused on developing and commercializing anti-infective drug products that fulfill unmet medical needs in the treatment of infectious disease. The Company is developing a portfolio of drugs based on the novel biological finding that bacteria exposed to antibiotics in front-loaded, sequential bursts, or pulses, are killed more efficiently than those exposed to standard antibiotic treatment regimens. The Company has initially focused on developing pulsatile formulations of approved and marketed drugs that no longer have patent protection or that have patents expiring in the next several years. In 2004, the Company acquired the U.S. rights to Keflex (cephalexin capsules, USP) from Eli Lilly and commenced product sales.

The Company is devoting substantially all of its efforts to conducting clinical trials, pursuing regulatory approval for products under development, engaging in preclinical development, and promoting sales of Keflex products. The Company began in 2004 to generate product revenues but has not achieved profitable operations or positive cash flows from operations. There is no assurance that profitable operations can be achieved or sustained on a continuing basis. The Company’s future operations are dependent on the success of the Company in commercializing new Keflex products, completing clinical trials, and commercializing its pulsatile drug product candidates.

2.	Summary of Significant Accounting Policies

Use of Estimates and Reclassifications

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

Certain reclassifications of prior period amounts have been made to the financial statements to conform to the current period presentation.

Revenue Recognition

Product sales revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Revenues are reduced at the time of sale to reflect expected returns, discounts, rebates, and chargebacks. These estimates are based on terms, historical experience, trend analysis, and market conditions.

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs primarily consist of salaries and related expenses for personnel, fees paid to consultants and outside service

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

providers, including clinical research organizations for the conduct of clinical trials, costs of materials used in clinical trials and research and development, development costs for contract manufacturing prior to FDA approval of products, depreciation of capital resources used to develop products, and costs of facilities.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate bonds. At December 31, 2005 and 2004, the Company maintained all of its cash and cash equivalents in three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such cash balances.

Restricted Cash

The Company has established cash deposit accounts in the amounts of $41,924 and $500,000 as of December 31, 2005, and $337,604 and $516,710 as of December 31, 2004, that are pledged as collateral for lines of credit (see Note 9). Also, in conjunction with the lease of its corporate, research and development facilities, the Company provided the landlord with letters of credit, which were collateralized with restricted cash deposits in the amount of $1,059,000 at December 31, 2005 and December 31, 2004 (see Note 19). These deposits are recorded as non-current restricted cash at December 31, 2005 and 2004.

Marketable Securities

The Company classifies all of its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity (deficit) in accumulated other comprehensive income (loss). Marketable securities available for current operations are classified in the balance sheet as current assets. Interest income, net of amortization of premium on marketable securities, and realized gains and losses on securities are included in “Interest income” in the statements of operations.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, notes payable and line of credit borrowings, approximate their fair values due to their short maturities.

Accounts Receivable, net

Accounts receivable represent amounts due from wholesalers for sales of pharmaceutical products. Allowances for estimated product returns, discounts, and chargebacks are recorded as reductions to accounts receivable. Amounts due for estimated rebates payable to third parties are included in accrued liabilities.

Inventories, net

Inventories consist of finished products purchased from third parties and are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Reserves for obsolete or slow-moving inventory are recorded as reductions to inventory cost.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are capitalized and amortized over the shorter of their economic life or the

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

lease term. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. In accordance with SFAS No. 34, “Capitalization of Interest Cost,” the Company capitalized interest cost of $103,446 in the year ended December 31, 2003 related to the build-out of its corporate, research and development facility. No interest was capitalized in the years ended December 31, 2005 and 2004.

Intangible Assets

Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The Keflex brand rights are amortized over 10 years, the Keflex non-compete agreement with Eli Lilly and Company is amortized over 5 years, and certain acquired patents are amortized over 10 years. The Company does not have identifiable intangible assets with indefinite lives. The Keflex brand name and other intangible assets were acquired for marketing purposes, and the related amortization is charged to selling expense.

Patents are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the patents. The Company periodically reviews the carrying value of patents to determine whether the carrying amount of the patent is recoverable. For the years ended December 31, 2005, 2004 and 2003, there were no adjustments to the carrying values of patents. The Company is amortizing the cost of the patent applications over a period of 10 years. Ownership of all of its patents is retained by the Company in all of its transactions.

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” establishes accounting standards for the impairment of long-lived assets. The Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized. There were no impairment losses recognized in 2005, 2004 or 2003.

Leases

The Company leases its office and laboratory facilities under operating leases. Lease agreements may contain provisions for rent holidays, rent escalation clauses or scheduled rent increases, and landlord lease concessions such as tenant improvement allowances. The effects of rent holidays and scheduled rent increases in an operating lease are recognized over the term of the lease, including the rent holiday period, so that rent expense is recognized on a straight-line basis. For lease concessions such as tenant improvement allowances, the Company records a deferred rent liability included in “Deferred rent and credit on lease concession” on the balance sheet and amortizes the deferred liability on a straight-line basis as a reduction to rent expense over the term of the lease. The tenant improvements are capitalized as a leasehold improvement and is amortized over the shorter of the economic life of the improvement or the lease term (excluding optional renewal periods). Amortization of leasehold improvements is included in depreciation expense. The Company’s leases do not include contingent rent provisions.

Accounting for Stock-Based Compensation

Employee stock awards under the Company’s compensation plans are accounted for by the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. During 2003 and 2002, stock options were granted with an exercise price which was below the estimated fair market value of the common stock at the date of grant. Accordingly, deferred stock-based compensation of $8,204,446 and $132,940 was recorded during 2003 and 2002, respectively, in accordance with APB 25, and amortization of deferred stock-based compensation is charged to

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

operations over the related vesting periods of the options. No deferred stock-based compensation was recorded in 2005 or 2004, as all options granted to employees during those years had an exercise price equal to the market value of the underlying common stock on the date of grant.

In accordance with SFAS 148, the following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123. Because options vest over several years and additional option grants are expected to be made in future years, the pro forma results are not representative of the pro forma results for future years.

	December 31,
	2005	2004	2003

Net loss, as reported	$(32,988,577)	$(34,004,713)	$(20,975,184)
Add — Stock-based employee compensation expense determined under the intrinsic value method	658,935	3,626,887	2,181,146
Less — Stock-based employee compensation expense determined under the fair value based method	(3,298,472)	(8,491,814)	(2,677,989)

Pro forma net loss	(35,628,114)	(38,869,640)	(21,472,027)
Accretion of issuance costs of mandatorily redeemable convertible preferred stock	—	—	(209,173)
Beneficial conversion feature-deemed dividend to preferred stockholders	—	—	(20,907,620)

Pro forma net loss applicable to common stockholders	$(35,628,114)	$(38,869,640)	$(42,588,820)

Net loss per share:
Basic and diluted, as reported	$(1.20)	$(1.50)	$(7.58)

Basic and diluted, pro forma	$(1.30)	$(1.71)	$(7.67)

The weighted average fair value of options granted during 2005, 2004 and 2003 was $2.13, $5.33, and $8.03 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for grants in 2005, 2004 and 2003:

	December 31,
	2005	2004	2003

Expected life (in years)	5	5	5
Risk-free interest rate	3.81%	4.09%	3.28%
Volatility	79.6%	80.0%	80.0%
Dividend yield	0%	0%	0%

The Company’s common stock has been publicly —  traded since its initial public offering in October 2003. Due to the limited trading history, the Company establishes its estimate for volatility by considering the volatility of the stock of other comparable public companies.

Income Taxes

The Company accounts for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires a full set of general-purpose financial statements to include the reporting of “comprehensive income.” Comprehensive income is composed of two components, net income and other comprehensive income. For the years ended December 31, 2005, 2004 and 2003, other comprehensive income (loss) of $87,164, $(101,039) and $10,380, respectively, consists of unrealized gains and losses on available-for-sale marketable securities.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of potential common stock outstanding during the period, including outstanding stock options and warrants, is measured by the treasury stock method. The dilutive impact, if any, of the Company’s redeemable convertible preferred stock is measured using the if-converted method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company incurred net losses for 2005, 2004 and 2003 and, accordingly, did not assume exercise or conversion of any of the Company’s outstanding stock options, warrants or redeemable convertible preferred stock because to do so would be antidilutive.

The following are the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	December 31,
(Number of Underlying Common Shares)	2005	2004	2003

Stock options	4,095,417	3,736,726	2,235,488
Nonvested restricted stock	71,032	237,689	424,290
Warrants	2,396,357	—	—

Total	6,562,806	3,974,415	2,659,778

Segment and Geographic Information

In accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company has determined that it operates in one business segment. The Company is organized along functional lines of responsibility and does not utilize a product, divisional or regional organizational structure. The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company sells its products to a limited number of pharmaceutical wholesalers, and all product sales occur in the United States. Long-lived assets, consisting of property and equipment, are located both in the United States and Ireland.

		Long-Lived
Geographic Information	Product Sales	Assets

United States	$4,809,222	$13,065,518
Ireland	—	1,385,109

Total	$4,809,222	$14,450,627

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-based Compensation.” SFAS 123R requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option pricing model, and eliminates the alternative to use APB 25’s intrinsic value method of accounting for share-based payments. Accordingly, the Company plans to begin recognizing the expense associated with its share-based payments, as determined using a fair value-based method, in its statement of operations beginning on January 1, 2006. Adoption of the expense provisions of SFAS 123R is expected to have a material, noncash impact on the Company’s results of operations. The standard allows alternative transition methods for public companies. The Company expects to adopt the modified prospective application method as its transition method. Under this method, prior periods will not be restated. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized as the requisite service is rendered on or after the effective date. The compensation cost for the unvested portion of those earlier awards will be based on the fair value at date of grant as calculated in the Company’s pro forma disclosure under SFAS 123, net of estimated forfeitures.

In February 2005, the EITF added to its agenda Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’ ” The issue addresses liquidated damages provisions associated with registration rights agreements and the diversity in practice that exists in accounting for such provisions. In June 2005 and September 2005, the EITF discussed the Issue but did not reach a consensus. Further deliberations by the EITF have been postponed until the FASB addresses whether a registration rights agreement is a derivative. The Company is monitoring the progress of the FASB and EITF on this Issue.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 generally requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. Under the prior rules, changes in accounting principles were generally recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement does not change the previous requirements for reporting the correction of an error in previously issued financial statements, change in accounting estimate, or justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 31, 2005. Adoption of the provisions of this statement is not expected to have a material effect on the results of operations or financial position of the Company.

In November 2005, the FASB Staff issued FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP FAS 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for reporting

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

periods beginning after December 15, 2005. FSP FAS 115-1 is not expected to have a material effect on the Company’s financial statements.

3.	Revenue

The Company records revenue from the sale of pharmaceutical products (Keflex) and from the recognition of revenue earned under collaboration agreements.

Product Sales.  The Company’s largest customers are large wholesalers of pharmaceutical products. Cardinal Health, McKesson, and AmerisourceBergen accounted for approximately 59.7%, 20.9%, and 13.7% of the Company’s net revenues from product sales in the year ended December 31, 2005, and 51.1%, 27.7%, and 16.6% of the Company’s net revenues from product sales in the year ended December 31, 2004, respectively.

Contract Revenue.  Revenue recognized for upfront payments and milestones under collaboration agreements is as follows:

	December 31,
Contract Revenue	2005	2004	2003

Upfront payment — GSK — amortization	$—	$1,145,833	$625,000
Upfront payment — GSK — acceleration upon termination	—	3,229,167	—
Milestone achievement — GSK	—	—	3,000,000
Upfront payment — Par — amortization	796,783	972,223	—
Upfront payment — Par — acceleration upon termination	3,230,995	—	—

Total	$4,027,778	$5,347,223	$3,625,000

The GSK and Par collaborations have been terminated, and the Company currently has no other collaborations in place that would provide future funding or revenue.

Reimbursement of Development Costs.  Revenue recognized for reimbursement by third parties of research and development costs is as follows:

	December 31,
Reimbursement of Development Costs	2005	2004	2003

Reimbursement by Par of period costs incurred	$5,635,690	$3,614,309	$—
Acceleration upon termination of Par collaboration	2,375,000	—	—

Total	$8,010,690	$3,614,309	$—

Collaboration with GlaxoSmithKline (GSK).  In July 2003, the Company entered into a development and license agreement with GSK pursuant to which the Company exclusively licensed patents and PULSYS technology to GSK for potential use on some of its products. In consideration for the licensing of its technology, the Company received an upfront payment of $5.0 million, which was being amortized over the expected development period. The Company recognized revenue of $1,145,833 and $625,000 in the years ended December 31, 2004 and 2003, respectively, for the amortization of the $5,000,000 upfront payment based on the original development schedule of GSK. Also, in December 2003, the Company was notified by GSK that the first milestone event was achieved, and the Company recognized revenue of $3,000,000 for this event in 2003. In 2004, GSK notified the Company that it would terminate this agreement, effective December 15, 2004. As a result, the remaining deferred revenue balance of $3,229,167 was recognized as revenue in the fourth quarter of 2004.

Collaboration with Par Pharmaceutical for Amoxicillin PULSYS.  In May 2004, the Company entered into an agreement with Par Pharmaceutical to collaborate in the further development and commercialization of a PULSYS-

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

based amoxicillin product. Under the terms of the agreement, the Company conducted the development program, including the manufacture of clinical supplies and the conduct of clinical trials, and was responsible for obtaining regulatory approval for the product. The Company was to own the product trademark and was to manufacture or arrange for supplies of the product for commercial sales. Par was to be the sole distributor of the product. Both parties were to share commercialization expenses, including pre-marketing costs and promotion costs, on an equal basis. Operating profits from sales of the product were also to be shared on an equal basis. Under the agreement, the Company received an upfront fee of $5,000,000 and a commitment from Par to fund all further development expenses. Development expenses incurred by the Company were to be partially funded by quarterly payments aggregating $28 million over the period of July 2004 through October 2005, of which up to $14 million is contingently refundable.

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

On August 3, 2005, the Company was notified by Par that Par decided to terminate the companies’ Amoxicillin PULSYS collaboration agreement. Advancis received from Par the $4,750,000 development funding quarterly payment due in July 2005 and expects no further payments under the collaboration. Under certain circumstances, the termination clauses of the agreement may entitle Par to receive a share of net profits up to one-half of their cumulative $23,250,000 funding of the development costs of certain Amoxicillin PULSYS products, should a product covered by the agreement be successfully commercialized. Accordingly, in 2005 the Company retained deferred revenue of $11,625,000 related to the agreement, and accelerated the recognition into current revenue of the remaining balance of $2,375,000 of deferred reimbursement revenue.

Revenue related to the $5,000,000 upfront fee was being amortized into contract revenue on a straight-line basis over the estimated development period. As a result of the termination, the Company recognized the remaining deferred revenue balance of $3,230,995 related to the upfront fee as revenue in 2005.

4.	Marketable Securities

Marketable securities, including accrued interest, at December 31, 2005 and 2004 were as follows:

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-sale	Cost	Gains	Losses	Fair Value

Marketable securities:
Corporate debt securities:
-In unrealized gain position	$1,988,491	$2,173	$—	$1,990,664
-In unrealized loss position under 12 months	7,820,334	—	(3,095)	7,817,239
-In unrealized loss position over 12 months	1,508,760	—	(2,573)	1,506,187

	$11,317,585	$2,173	$(5,668)	$11,314,090

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-sale	Cost	Gains	Losses	Fair Value

Marketable securities:
Corporate debt securities	$16,736,347	$—	$(72,670)	$16,663,677
Government agency securities	3,010,492	—	(17,989)	2,992,503

	$19,746,839	$—	$(90,659)	$19,656,180

At December 31, 2005, there was one security in an unrealized loss position for greater than 12 months, and seven securities in an unrealized loss position for less than 12 months. The unrealized losses on the Company’s investments in corporate debt securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005. In 2005, the Company did not experience any realized losses in its marketable securities portfolio.

Each of the Company’s marketable securities at December 31, 2005 matures within six months.

5.	Accounts Receivable

Accounts receivable, net, consists of the following:

	December 31,	December 31,
	2005	2004

Accounts receivable for product sales, gross	$1,109,685	$478,684
Allowances for discounts, wholesaler rebates, and chargebacks	(352,920)	(128,568)

Accounts receivable for product sales, net	$756,765	$350,116

The Company’s largest customers are large wholesalers of pharmaceutical products. Accounts receivable, gross, at December 31, 2005 includes $988,332 due from wholesalers and $121,353 due from Eli Lilly for reimbursement of wholesaler returns activity due under the Keflex transition agreement. Of the amount due from wholesalers, three of these large wholesalers accounted for approximately 80.7%, 10.4% and 6.4% of the Company’s accounts receivable for product sales as of December 31, 2005, and 53.4%, 24.3%, and 16.6% as of December 31, 2004.

6.	Inventories

Inventories, net, consist of the following:

	December 31,	December 31,
	2005	2004

Finished goods	$373,818	$179,738
Reserve for obsolete and slow-moving inventory	(154,367)	—

Inventories, net	$219,451	$179,738

The Company periodically reviews its product inventories on hand. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment

Property and equipment consist of the following:

	Estimated
	Useful Life	December 31,
	(Years)	2005	2004

Construction in progress	n/a	$535,463	$459,148
Computer equipment	3	1,010,757	1,003,229
Furniture and fixtures	3-10	1,405,918	1,355,643
Equipment	3-10	9,197,693	8,589,960
Leasehold improvements	Shorter of economic life or lease term	8,719,668	8,715,920

Subtotal		20,869,499	20,123,900
Less — accumulated depreciation		(6,418,872)	(3,599,558)

Total		$14,450,627	$16,524,342

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $2,886,743, $2,129,501, and $724,036, respectively.

8.	Intangible Assets

Intangible assets at December 31, 2005 and December 31, 2004 consist of the following:

	December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Keflex brand rights	$10,954,272	$(1,643,148)	$9,311,124
Keflex non-compete agreement	251,245	(75,366)	175,879
Patents acquired	120,000	(72,000)	48,000

Intangible assets	$11,325,517	$(1,790,514)	$9,535,003

	December 31, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Keflex brand rights	$10,954,272	$(547,716)	$10,406,556
Keflex non-compete agreement	251,245	(25,122)	226,123
Patents acquired	120,000	(60,000)	60,000

Intangible assets	$11,325,517	$(632,838)	$10,692,679

On June 30, 2004, the Company acquired the U.S. rights to the Keflex brand of cephalexin from Eli Lilly and Company. The purchase price was $11.2 million, including transaction costs, which was paid in cash from the Company’s working capital. The identified intangible assets acquired consisted of the Keflex brand and a non-compete agreement with Lilly. The Company did not acquire customer lists or sales personnel from Lilly.

In the event the Company is able to develop and commercialize a PULSYS-based Keflex product, another cephalexin product relying on the acquired NDAs, or other pharmaceutical products using the acquired trademarks, Eli Lilly will be entitled to royalties on these new products. Royalties, at 10 percent of sales value, are payable on a

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

new product by new product basis for five years following the first commercial sale for each new product, up to a maximum aggregate royalty per calendar year. All royalty obligations with respect to any defined new product cease after the fifteenth anniversary of the first commercial sale of the first defined new product.

The fair market values of the individual Keflex intangible assets acquired were evaluated by an unrelated third party valuation consulting firm, and the Company has recorded the individual fair market values of these intangible assets accordingly. The allocation of the purchase price was:

Keflex brand rights	$10,954,272
Keflex non-compete agreement	251,245

Total	$11,205,517

Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The Keflex brand rights are amortized over 10 years, the non-compete agreement with Lilly is amortized over 5 years, and certain acquired patents are amortized over 10 years.

Amortization expense for acquired intangible assets with definite lives was $1,157,676, $584,838, and $12,000 for the years ending December 31, 2005, 2004 and 2003, respectively. For the next five years, annual amortization expense for acquired intangible assets is expected to be approximately $1,200,000 for 2006, 2007 and 2008, and approximately $1,100,000 for 2009 and 2010.

9.	Borrowings

The Company’s obligations on borrowings are as follows:

	December 31,
	2005	2004

Lines of credit	$1,492,412	$2,502,387
Montgomery County note payable	75,000	75,000

Total	$1,567,412	$2,577,387

Principal payments under borrowings are as follows:

Year Ending December 31,

2006	$895,204
2007	621,755
2008	50,453

Total borrowings	1,567,412
Less: Current portion	(895,204)

Noncurrent portion	$672,208

Lines of Credit

In January 2001, the Company entered into a $1.5 million line of credit facility to finance the purchase of specified equipment based on lender-approved equipment schedules. The implicit interest rate is 11.62%. The Company has granted a security interest in the assets purchased under the credit line. During 2004 and 2003, the Company had no draw downs under the line of credit. During 2005 and 2004, the Company repaid $10,573 and $402,682, respectively. The balance outstanding at December 31, 2005 and 2004 was zero and $10,573, respectively.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

In February 2002, the Company entered into a $2.0 million line of credit facility to finance the purchase of specified equipment based on approved equipment schedules. The implicit interest rates were between 8.35% and 9.35%. The Company has granted a security interest in the assets purchased under the credit line. During 2005 and 2004, the Company had no draw downs under the line of credit. During 2005 and 2004, the Company repaid $138,435 and $152,598, respectively. The balance outstanding at December 31, 2005 and 2004 was $115,389 and $253,824, respectively.

In March 2002, the Company entered into a $500,000 line of credit facility with a bank to finance the purchase of equipment. The interest rate is floating 30-Day LIBOR plus 250 basis points or fixed cost of funds plus 250 basis points. Each drawing requires monthly repayment of principal plus interest based upon a 48-month repayment schedule. The line of credit has a first lien on all assets purchased with the proceeds of this line. As of December 31, 2005, the Company has a $41,924 restricted account (see Note 2) with the bank to be used as collateral for this line of credit. During 2005 and 2004, the Company had no draw downs under the line of credit and repaid $123,076 each year. The balance outstanding at December 31, 2005 and 2004 was $41,924 and $165,000, respectively.

In July 2003, the Company entered into a $5.5 million line of credit facility with a bank to finance the purchase of equipment associated with the fit-out of the Company’s corporate, research and development facility. The facility has an interest rate of floating 30-Day LIBOR plus 280 basis points or fixed cost of funds plus 280 basis points. Each drawing requires monthly repayment of principal plus interest based upon a 36-month repayment schedule for computer equipment or a 48-month repayment schedule for all other equipment. The line of credit has a first lien on all assets purchased with the proceeds of the line. As collateral for the line of credit, the Company maintains a restricted account with the bank in the amount of $500,000 (see Note 2). During 2005, the Company had no draws and repaid $737,891. During 2004, the Company drew down $1,389,396 and repaid $574,241. The balance outstanding under this facility at December 31, 2005 and 2004 was approximately $1,335,099 and $2,072,990, respectively.

Montgomery County Note Payable

In December 2001, the Company entered into an Economic Development Fund Agreement with Montgomery County, Maryland. The primary purpose of the Economic Development Fund is to assist private employers who are located, planning to locate or substantially expand operations in Montgomery County. In September 2002, the Company received a $75,000 loan from the County. The loan will be amortized over 5 years from the loan disbursement date, with a moratorium on both the principal and the interest payment, until the third anniversary of the loan. The interest rate is fixed at 5% per annum. The principal and accrued interest must be repaid by the fifth anniversary of the loan disbursement date in quarterly installments with the first quarterly payment due on the 15th day of the month following the moratorium expiration date. According to the agreement, the County will permanently forgive part or all of the $75,000 loan principal balance together with the accrued interest if certain conditions relating to employment levels and capital investment are met. A final determination as to whether these conditions have been satisfied has not yet been made.

The Company must repay the entire $75,000 if it relocates to a site outside Montgomery County, or moves all or substantial parts of its business outside the county, within 5 years of the date of the promissory note.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	Accrued Expenses and Advances

Accrued expenses and advances consist of the following:

	December 31,
	2005	2004

Bonus	$849,078	$895,000
Professional fees	352,445	381,501
Relocation	—	120,305
Severance — current portion	1,870,479	286,515
Insurance and benefits	179,109	178,624
Liability for exercised unvested stock options	42,770	67,481
Research and development expenses	1,546,469	1,543,164
Product returns	791,282	144,115
Other expenses	440,099	231,221
Advance payment for potential sale of Keflex assets	1,000,000	—
Equipment and construction costs	—	457,189

Total accrued expenses and advances	$7,071,731	$4,305,115

Accrued Severance

In July and September 2005, the Company reduced its workforce a total of approximately 38% as part of a cost-saving initiative. It recorded a charge of $3,973,265 for severance costs related to salaries and benefits, a non-cash benefit of $512,488 for the reversal of cumulative amortization of deferred stock-based compensation related to forfeited stock options, and a charge of $140,366 for the remaining cost of the New Jersey office lease. In November 2004, the Company implemented steps to reduce its expenses, as a result of the unexpected termination of the GSK collaboration as well as the discontinuance of the generic clarithromycin program. The Company reduced its workforce approximately 18% and recorded a charge of $497,049 for severance costs related to salaries and benefits, a non-cash credit of $159,962 for the reversal of cumulative amortization of deferred stock-based compensation related to cancelled stock options, and a non-cash charge of $49,397 for stock-based compensation related to modification of stock option agreements.

Severance and related costs incurred in connection with the workforce reductions in 2005 and 2004 were recorded as follows:

	December 31, 2005
	Research &	Selling, General &
	Development	Administrative
	Expense	Expense	Total

Severance — salaries and benefits	$2,847,220	$1,126,045	$3,973,265
Stock-based compensation-forfeitures	(182,581)	(329,907)	(512,488)
Accrued rent for closed office location	105,275	35,091	140,366

Total	$2,769,914	$831,229	$3,601,143

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

	December 31, 2004
	Research &	Selling, General &
	Development	Administrative
	Expense	Expense	Total

Severance — salaries and benefits	$377,757	$119,292	$497,049
Stock-based compensation — forfeitures	(60,786)	(99,176)	(159,962)
Stock-based compensation — modification of options	49,397	—	49,397

Total	$366,368	$20,116	$386,484

The following table summarizes the activity in 2005 and 2004 for the liability for the cash portion of severance costs related to the reductions-in-force:

	December 31, 2005
	Beginning			Ending
Accrued Severance — 2005 Activity	Balance	Charge	Cash Paid	Balance

2005 Workforce reduction	$—	$3,973,265	$(867,392)	$3,105,873
2004 Workforce reduction	286,515	—	(286,515)	—

	$286,515	$3,973,265	$(1,153,907)	$3,105,873

Current portion	$286,515			$1,870,479
Noncurrent portion	—			1,235,394

	$286,515			$3,105,873

	December 31, 2004
	Beginning			Ending
Accrued Severance — 2004 Activity	Balance	Charge	Cash Paid	Balance
2004 Workforce reduction	$—	$497,049	$(210,534)	$286,515

The remaining balance of $3,105,873 at December 31, 2005 will be paid through September 2007.

Advance Payment for Potential Sale of Keflex Assets

In August 2005, Advancis entered into an agreement in principle with a private company for the potential sale of its Keflex assets, including the rights to the U.S. brand and inventories. As part of the agreement, the potential buyer made a $1,000,000 payment to Advancis, which provided them exclusive negotiating rights through December 31, 2005. The payment was recorded as an advance, as, under certain conditions, the payment could be refundable or, if the sale were to have been completed, the $1,000,000 payment would have been applied to the purchase price. The two parties never completed a definitive agreement for the asset sale, and in January 2006, Advancis decided to retain the brand. The agreement in principle expired on February 28, 2006. Accordingly, the advance payment of $1,000,000 will be recognized as income in 2006.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

11.	Stock-Based Compensation

The Company has recorded stock-based compensation expense for the grant of stock options to employees and to nonemployee consultants as follows:

	December 31,
	2005	2004	2003

Employees:
Amortization of deferred stock-based compensation	$1,522,554	$3,296,898	$2,181,146
Forfeitures of unvested stock options	(863,619)	(159,962)	—
Modification of options — retirement of director	—	489,951	—

Subtotal — Employees	658,935	3,626,887	2,181,146

Nonemployee consultants:
Amortization of variable stock-based compensation	(123,149)	26,370	549,960
Modification of options for consultant	—	—	710,157

Subtotal — Nonemployee Consultants	(123,149)	26,370	1,260,117

Total	$535,786	$3,653,257	$3,441,263

	December 31,
Included in Income Statement Captions as follows:	2005	2004	2003

Research & Development Expense	$159,699	$1,172,973	$1,902,913
Selling, General and Administrative Expense	376,087	2,480,284	1,538,350

Total	$535,786	$3,653,257	$3,441,263

Employees.  Employee stock awards under the Company’s compensation plans are accounted for by the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. During 2003 and 2002, stock options were granted with an exercise price which was below the estimated fair market value of the common stock at the date of grant. Accordingly, deferred stock-based compensation of $8,204,446 and $132,940 was recorded during 2003 and 2002, respectively, and amortization of deferred stock-based compensation is charged to operations over the related vesting periods of the options. No deferred stock-based compensation was recorded in 2005 or 2004, as all options granted to employees during those years had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation expense related to employees in 2005 includes a credit of $863,619 for the reversal of amortization upon the cancellation of forfeited options. Stock-based compensation expense related to employees in 2004 includes a charge of $489,951 for a modification of the vesting of options incurred in connection with the retirement of the chairman of our board of directors and a credit of $159,962 for the reversal of amortization upon the cancellation of forfeited options due to a reduction in the Company’s workforce.

Non-employee Consultants.  The Company has recorded stock-based compensation expense for options granted to non-employee consultants and Scientific Advisory Board (SAB) members in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” based on the fair value of the equity instruments issued. Stock-based compensation for options granted to non-employee consultants and SAB members is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” We recognize an expense for such options throughout the vesting period as the services are provided by the non-employee consultants and SAB members, based on the fair value of the options at each reporting period. The options are valued using the Black-Scholes option pricing model.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company granted 36,000 and 178,201 stock options to non-employee consultants and Scientific Advisory Board (“SAB”) members during 2005 and 2003, respectively. In 2004, no options were granted to non-employee consultants or SAB members. Except for one grant in 2003 for 85,313 options to a non-employee consultant for past services, for which the Company expensed the entire value of $710,657 at the time of grant, the option grants required future service. As of December 31, 2005, the balance of unamortized stock-based compensation for options granted to non-employees was approximately $50,000. This amount will be adjusted based on changes in the fair value of the options at the end of each reporting period.

12.	Preferred Stock — Undesignated

On October 22, 2003, the Company’s certificate of incorporation was amended to authorize the issue of up to 25,000,000 shares of undesignated preferred stock. The Company’s Board of Directors, without any further action by the Company’s stockholders, is authorized to issue shares of undesignated preferred stock in one of more classes or series. The Board may fix the rights, preferences and privileges of the preferred stock. The preferred stock could have voting or conversion rights that could adversely affect the voting power or other rights of common stockholders. As of December 31, 2005 and 2004, no shares of preferred stock have been issued.

13.	Common Stock

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

Shares Reserved for Future Issuance

The Company has 2,396,357 common shares reserved for future issuance in connection with warrants issued in the April 2005 private placement.

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

14.	Private Placement of Common Stock

In April 2005, the Company completed a private placement of 6,846,735 shares of its common stock at a price of $3.98 per share and warrants to purchase a total of 2,396,357 shares of common stock at an exercise price of $4.78 per share, resulting in gross proceeds to the Company of $27.25 million. Net proceeds to the Company after

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company views the registration rights agreement containing the liquidated damages provision as a separate freestanding contract which has nominal value, and the Company has followed that accounting approach. The Company’s view is analogous to “View C” in EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’ ” Under this approach, the registration rights agreement is accounted for separately from the financial instrument. Accordingly, the classification of the warrants has been determined under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and the warrants have been accounted for as permanent equity.

The Company has valued the liquidated damages provision of the registration rights agreement at nominal value. In determining this as the fair value, the Company considered the following factors. The agreement provides that there is a 60-day period to have the registration statement declared effective before liquidated damages apply. The Company believed at the closing of the private placement that it was probable the registration statement would be declared effective within the 60-day period. The registration statement was declared effective in less than 60 days and in the same fiscal quarter as the closing of the private placement, and therefore the Company was aware that there was no value to the liquidated damages provision for the initial 60 day period. The liquidated damages provision would only have value in the future if the S-3 registration statement became ineffective in a future period for more than 45 days in any 12-month period. The Company believes the events that would lead to a suspension of effectiveness are unlikely to occur. In future periods, should the Company conclude that it is probable, as defined in SFAS No. 5, “Accounting for Contingencies,” that a liability for liquidated damages will occur, the Company will record the estimated cash value of the liquidated damages liability at that time.

15.	Beneficial Conversion Features

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

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

“Application of Issue No. 98-5 to Certain Convertible Instruments” of $20.9 million which was accreted in July 2003 and is reflected in the net loss applicable to common stockholders for the year ended December 31, 2003.

16.	Stock Option Plan

The Company currently grants stock options under the Stock Incentive Plan (the “Plan”). In May 2005, the number of shares available for issuance under the Plan was increased by 1,500,000 to 7,848,182.

Options granted under the Plan may be incentive stock options or non-statutory stock options. Stock purchase rights may also be granted under the Plan. Incentive stock options may only be granted to employees. The compensation committee of the Board of Directors determines the period over which options become exercisable. Options granted to employees, consultants and advisors normally vest over a 4-year period. Options granted to directors, upon their initial appointment or election, vest monthly over periods of 36 or 48 months. Annual director grants vest monthly over 12 months. The exercise price of incentive stock options and non-statutory stock options shall be no less than 100% of the fair market value per share of the Company’s common stock on the grant date. The term of all options is 10 years except, with respect to one incentive stock option held by a Company executive, the term of which is 5 years. As of December 31, 2005 and 2004, there were 2,598,019 and 1,627,865 shares of common stock available for future option grants, respectively.

The following table summarizes the activity of the Company’s stock option plan for the years ended December 31, 2005, 2004 and 2003:

		Weighted-
	Number of	Average
	Options	Exercise Price

Outstanding, December 31, 2002	844,198	$0.53
Granted	1,741,057	4.30
Exercised	(306,446)	0.91
Cancelled	(43,321)	1.32

Outstanding, December 31, 2003	2,235,488	3.45
Granted	1,660,550	8.00
Exercised	(26,764)	0.61
Cancelled	(132,548)	5.15

Outstanding, December 31, 2004	3,736,726	5.43
Granted	1,926,350	3.24
Exercised	(171,155)	0.59
Cancelled	(1,396,504)	4.89

Outstanding, December 31, 2005	4,095,417	$4.79

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding, and exercisable at December 31, 2005:

		Options Outstanding		Options Exercisable
		Weighted-	Weighted		Weighted
Range of	Number	Average Remaining	-Average	Number	-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

December 31, 2005
$0.28 to $0.62	829,853	5.9	$0.56	678,820	$0.55
$0.93 to $1.41	800,201	9.0	1.18	204,282	1.32
$2.81 to $4.80	873,991	9.1	4.19	349,006	4.27
$8.40 to $10.00	1,591,372	8.1	9.14	1,053,324	9.19

	4,095,417	8.0	$4.79	2,285,432	$5.17

Restricted Stock

Certain of the Company’s directors, consultants and employees (and/or immediate family members or related entities to which certain of those individuals have transferred their options or shares of common stock) have entered into the Company’s standard form of stock restriction agreement as a condition to their exercise of options to acquire common stock pursuant to the Plan. These agreements provide, among other things, for a right of first refusal to the Company in connection with the option holder’s sale of the common stock, as well as the right for the Company to purchase the stockholder’s common stock in the event that the stockholder’s relationship with the Company is terminated under certain circumstances. Shares issued under non-statutory stock options exercised prior to vesting are subject to forfeiture in accordance with the vesting schedule of the granted stock options. During 2003, certain of the Company’s employees, board members and consultants exercised unvested stock options, awarded under the Company’s Stock Incentive Plan, to acquire a total of 139,332 shares of restricted common stock. There were no such exercises in 2004 or 2005. At December 31, 2005 and 2004, 71,032 and 237,689 shares, respectively, of restricted common stock remain unvested pursuant to awards.

Consistent with the provisions of EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” for all exercises of stock options into unvested restricted stock after March 2002, the Company recorded a liability for the amount of the proceeds received, which is reclassified to equity upon the vesting of the restricted stock. As of December 31, 2005 and 2004, $42,770 and $67,480 related to 68,983 and 109,553 shares of restricted stock, respectively, were recorded as a liability.

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

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

17.	Income Taxes

The Company has not recorded any tax provision or benefit for the years ended December 31, 2005, 2004 and 2003. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carryforwards cannot be sufficiently assured at December 31, 2005 and 2004.

Deferred tax assets consist of the following:

	December 31,
	2005	2004

Net operating loss carryforwards	$31,161,022	$20,053,953
Start-up costs	1,666,653	2,262,998
Deferred revenue	4,629,075	3,635,481
Depreciation and amortization	19,269	(57,645)
Stock-based compensation	2,742,775	2,511,904
Advance payment for potential sale of Keflex brand rights	398,200	—
Accrued severance	1,236,789	110,652
Other accrued expenses and other items	847,868	359,245
Patent costs	387,520	284,816
Research and experimentation tax credit	4,941,432	2,709,109

Deferred tax assets	48,030,603	31,870,513
Valuation allowance	(48,030,603)	(31,870,513)

Net deferred tax assets	$—	$—

The effective tax rate differs from the U.S. federal statutory tax rate of 34% due to the following:

	Year Ended December 31,
	2005	2004	2003

U.S. federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(5.8)%	(4.6)%	(4.1)%
Beneficial conversion feature — deemed interest expense	—	—	2.7%
Permanent items	0.2%	0.4%	0.7%
Research and experimentation tax credit	(6.3)%	(4.2)%	(2.1)%
Change in valuation allowance	45.9%	42.4%	36.8%

Effective tax rate	(0.0)%	(0.0)%	(0.0)%

At December 31, 2005 and 2004, the Company had federal and state net operating loss carryforwards of approximately $78.3 million and $51.9 million, respectively, available to reduce future taxable income, which will begin to expire in 2020. At December 31, 2005, the Company had federal research and experimentation tax credit carryforwards of approximately $4.6 million which begin to expire in 2020 and state tax credit carryforwards of $0.3 million which begin to expire in 2018.

Under the provisions of Section 382 of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and research and experimentation tax credit carryforwards which can be utilized in future years. During 2005 and prior years, the Company may have experienced such ownership changes. When the Company completes the necessary studies, the amount of net operating loss carryovers may be reduced. However, since the valuation allowance fully reserves for all available

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

carryovers, the effect of the reduction would be offset by a reduction in the valuation allowance. Thus, the resolution of this matter would have no effect on the reported assets, liabilities, revenues and expenses for the periods presented.

18.	401(k) Savings Plan and Employee Stock Purchase Plan

During 2000, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company’s Board of Directors has discretion to match contributions made by the Company’s employees. To date, no matching contributions have been made by the Company.

During 2003, the Company adopted an employee stock purchase plan which provides for the issuance of up to 100,000 shares of common stock. This plan, which is intended to qualify under Section 423 of the Internal Revenue Code, provides the Company’s employees with an opportunity to purchase shares of its common stock through payroll deductions. Options to purchase the common stock may be granted to each eligible employee periodically. The purchase price of each share of common stock will not be less than the lesser of 85% of the fair market value of the common stock at the beginning or end of the option period. Participation is limited so that the right to purchase stock under the purchase plan does not accrue at a rate which exceeds $25,000 of the fair market value of our common stock in any calendar year. To date, no shares have been issued under this plan.

19.	Commitments and Contingencies

Leases

In August 2002, the Company entered into a 10-year lease for its corporate, research and development facility in Germantown, Maryland, which is renewable for two periods of five consecutive years each at the end of the original term. The Company took possession of the lease space during 2003. In conjunction with the execution of the lease agreement, the Company provided the landlord with a letter of credit, which the Company collateralized with a restricted cash deposit in the amount of $753,000 at December 31, 2005 and 2004 (see Note 2). The lease includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments will be charged to expense on the straight-line method over the term of the lease (excluding renewal periods). In 2004 and 2003, the Company received $87,078 and $830,010, respectively, in cash from the landlord in connection with the build-out of the facility. These amounts were recorded as deferred rent and are being amortized on a straight-line basis as a reduction to rent expense over the term of the lease.

In August 2004, the Company leased additional space adjacent to its Germantown, Maryland, facility. This lease, which includes a rent holiday and scheduled rent increases annually over its term, is being charged to expense on a straight-line basis over the entire term of the lease, which expires May 31, 2013. In conjunction with the execution of the lease agreement, the Company provided the landlord with a letter of credit, which the Company collateralized with a restricted cash deposit in the amount of $306,000 at December 31, 2005 and 2004. (see Note 2).

The Company also leased additional laboratory space in Gaithersburg, Maryland, under a lease which expired in November 2005, and office space in New Jersey under a lease which expires in September 2006. The Company also leases office equipment expiring at various dates through 2008.

Rent expense under all leases, including deferred rent adjustments as well as the accrual of the remaining rent of $140,366 for the New Jersey office closed in 2005, was $2,472,819, $1,599,662, and $671,537 for the years ended December 31, 2005, 2004 and 2003, respectively.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under noncancelable operating leases at December 31, 2005 are as follows:

Operating
Year Ending December 31,	Leases

2006	$2,125,808
2007	2,079,474
2008	2,139,250
2009	2,156,210
2010	2,214,399
Thereafter	5,318,359

Total	$16,033,500

Royalties

In the event the Company is able to develop and commercialize a PULSYS-based Keflex product, another cephalexin product relying on the acquired NDAs, or other pharmaceutical products using the acquired trademarks, Eli Lilly will be entitled to royalties on these new products. Royalties are payable on a new product by new product basis for five years following the first commercial sale for each new product, up to a maximum aggregate royalty per calendar year. All royalty obligations with respect to any defined new product cease after the fifteenth anniversary of the first commercial sale of the first defined new product.

Legal Proceedings

The Company is a party to legal proceedings and claims that arise during the ordinary course of business. In December 2003, Aventis and Aventis Pharmaceuticals Inc., now part of sanofi-aventis, brought an action against the Company in the U.S. District Court for the District of Delaware. The Complaint contains six counts, based upon both federal and state law, alleging, in essence, that the Company has infringed on the plaintiffs’ trademark. The plaintiffs seek injunctive relief, as well as unspecified monetary damages. Discovery has been completed, the trial was held in May 2005, and the Company is currently waiting for the judgment of the Court. It is the opinion of management that the ultimate outcome of this matter will not have a material adverse effect upon the Company’s financial position but could possibly have a material adverse effect on its results of operations for a particular period.

20.	Related Party Transactions

Loans to Executive Officer

In October 2001, the Company provided loans to Dr. Edward Rudnic, our president, chief executive officer and a director, and two trusts affiliated with Dr. Rudnic, that are evidenced by full recourse notes in the aggregate principal amount of $121,500. The notes bear interest at a fixed annual interest rate of 5.5%, with the interest payable annually, and mature in October 2006. The proceeds from these notes were used to exercise options to purchase 295,069 shares of our common stock (see Note 16). The loans are secured by 295,069 shares of our common stock issued to Dr. Rudnic and the two trusts, plus any additional shares purchased by these holders. Following exercise, Dr. Rudnic transferred by gift a total of 38,250 shares of our common stock to five family members and two other individuals. The shares of common stock remain pledged to secure the loans to Dr. Rudnic. As of both December 31, 2005 and 2004, the total amount outstanding under the loans was $123,171, including accrued interest which is paid annually.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In December 2002, the Company entered into a consulting agreement with Jenefir D. Isbister, Ph.D., the spouse of Mr. James Isbister and a professor and research microbiologist at George Mason University. Under the terms of the consulting agreement, the Company pays Dr. Isbister $1,500 per day for consultation and research support services in connection with our identification and development of pulsatile antibiotic delivery strategies. Due to the retirement of her husband from the Board of Directors on May 1, 2004, Dr. Isbister is no longer a related party. In 2004 (through May, 2004) and 2003, the Company paid an aggregate of $28,000 and $56,000, respectively, to Dr. Isbister under this agreement. The Company also granted options in 2003 to Dr. Isbister that were exercised for 43,714 shares of our common stock at a weighted average exercise price of $0.53 per share.

21.	Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly financial data of the Company. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

					Basic and
					Diluted
					Net Loss
				Net Loss	Per Share
				Applicable to	Applicable to
		Operating		Common	Common
	Revenue	Loss	Net Loss	Stockholders	Stockholders

Year ended December 31, 2005
First quarter	$4,626,656	$(11,518,582)	$(11,388,603)	$(11,388,603)	$(0.50)
Second quarter	3,200,839	(9,555,757)	(9,312,832)	(9,312,832)	(0.34)
Third quarter	7,401,313	(6,169,988)	(5,880,240)	(5,880,240)	(0.20)
Fourth quarter	1,618,882	(6,714,736)	(6,406,902)	(6,406,902)	(0.22)
Year ended December 31, 2004
First quarter	$312,500	$(10,810,926)	$(10,620,800)	$(10,620,800)	$(0.47)
Second quarter	854,454	(8,646,781)	(8,490,152)	(8,490,152)	(0.37)
Third quarter	3,073,740	(9,405,491)	(9,228,081)	(9,228,081)	(0.41)
Fourth quarter	7,117,338	(5,810,963)	(5,665,680)	(5,665,680)	(0.25)

SCHEDULE II

ADVANCIS PHARMACEUTICAL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004, and 2003

	Balance at			Balance at
	Beginning of			End of
	Period	Additions	Deductions(1)	Period

Accounts receivable allowances:
Year Ended December 31, 2005	$128,569	$690,463	$(466,112)	$352,920
Year Ended December 31, 2004	$—	$200,553	$(71,984)	$128,569
Year Ended December 31, 2003	$—	$—	$—	$—
Inventory reserves:
Year Ended December 31, 2005	$—	$154,367	$—	$154,367
Year Ended December 31, 2004	$—	$—	$—	$—
Year Ended December 31, 2003	$—	$—	$—	$—
Deferred tax asset valuation reserves:
Year Ended December 31, 2005	$31,870,513	$16,160,090	$—	$48,030,603
Year Ended December 31, 2004	$17,448,221	$14,422,292	$—	$31,870,513
Year Ended December 31, 2003	$9,716,217	$7,732,004	$—	$17,448,221

(1)	Deductions represent utilization of the allowances. For accounts receivable, these include the deduction by customers of prompt pay discounts from their payments, chargebacks made by wholesalers to the Company, and writeoffs of bad debts, if any.