Form 10-Q
period 2006-03-31
ADVANCIS PHARMACEUTICAL CORP
filed 2006-05-12
CIK 1161924

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). (Check one).
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 3, 2006, 30,303,728 shares of common stock of the Registrant were outstanding.

ADVANCIS PHARMACEUTICAL CORPORATION

INDEX

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ADVANCIS PHARMACEUTICAL CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$13,096,792	$18,116,968
Marketable securities	8,870,902	11,314,090
Restricted cash	385,789	418,244
Accounts receivable, net	222,370	756,764
Notes receivable from officer	121,500	121,500
Inventories, net	516,800	219,451
Prepaid expenses and other current assets	816,697	797,253

Total current assets	24,030,850	31,744,270
Property and equipment, net	13,798,281	14,450,627
Restricted cash	1,182,680	1,182,680
Deposits	1,134,312	884,312
Intangible assets, net	9,245,584	9,535,003

Total assets	$49,391,707	$57,796,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,733,655	$1,686,487
Accrued expenses and advances	5,864,068	7,071,731
Lines of credit — current portion	830,656	895,204

Total current liabilities	8,428,379	9,653,422
Lines of credit — noncurrent portion	412,735	597,208
Note payable	75,000	75,000
Accrued severance — noncurrent portion	686,511	1,235,394
Deferred contract revenue	11,625,000	11,625,000
Deferred rent and credit on lease concession	1,271,765	1,268,857

Total liabilities	22,499,390	24,454,881

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 225,000,000 shares authorized, and 30,269,510 and 29,765,139 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	302,695	297,652
Capital in excess of par value	145,284,200	144,766,213
Deferred stock-based compensation	—	(623,051)
Accumulated deficit	(118,692,658)	(111,095,308)
Accumulated other comprehensive loss	(1,920)	(3,495)

Total stockholders’ equity	26,892,317	33,342,011

Total liabilities and stockholders’ equity	$49,391,707	$57,796,892

The accompanying notes are an integral part of these condensed financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)

Revenues:
Product sales	$860,231	$999,875
Contract revenue	—	416,667
Reimbursement of development costs	—	3,210,114

Total revenues	860,231	4,626,656

Costs and expenses:
Cost of product sales	52,585	76,031
Research and development	7,201,200	13,239,645
Selling, general and administrative	2,472,587	2,829,562

Total expenses	9,726,372	16,145,238

Loss from operations	(8,866,141)	(11,518,582)
Interest income	293,762	162,078
Interest expense	(24,971)	(32,099)
Other income	1,000,000	—

Net loss	$(7,597,350)	$(11,388,603)

Basic and diluted net loss per share	$(0.25)	$(0.50)

Shares used in calculation of basic and diluted net loss per share	30,043,084	22,747,503

The accompanying notes are an integral part of these condensed financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Capital in	Deferred		Other	Total
	Common	Par	Excess of	Stock-Based	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Par Value	Compensation	Deficit	Income (Loss)	Equity
	(Unaudited)

Balance at December 31, 2005	29,765,139	$297,652	$144,766,213	$(623,051)	$(111,095,308)	$(3,495)	$33,342,011
Exercise of stock options	465,440	4,654	257,196	—	—	—	261,850
Vesting of restricted stock	38,931	389	23,748	—	—	—	24,137
Issuance and remeasurement of stock options for services	—	—	177,406	—	—	—	177,406
Stock-based employee compensation expense	—	—	682,688	—	—	—	682,688
Elimination of deferred stock-based compensation due to adoption of SFAS 123R	—	—	(623,051)	623,051	—	—	—
Comprehensive income (loss):
Net loss	—	—	—	—	(7,597,350)	—	(7,597,350)
Unrealized gain on marketable securities	—	—	—	—	—	1,575	1,575

Total comprehensive loss	—	—	—	—	—	—	(7,595,775)

Balance at March 31, 2006	30,269,510	$302,695	$145,284,200	$—	$(118,692,658)	$(1,920)	$26,892,317

The accompanying notes are an integral part of these condensed financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)

Cash flows from operating activities:
Net loss	$(7,597,350)	$(11,388,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	988,366	1,001,306
Stock-based compensation	860,094	518,309
Deferred rent and credit on lease concession	2,908	23,257
Amortization of premium on marketable securities	132,762	129,924
Recognition of advance payment for potential sale of Keflex	(1,000,000)	—
Changes in:
Accounts receivable	534,394	(29,349)
Inventories	(297,349)	(123,330)
Prepaid expenses and other current assets	(19,444)	371,903
Deposits other than on property and equipment	—	(100,000)
Accounts payable	47,168	(123,933)
Accrued expenses	(732,409)	1,983,571
Deferred contract revenue	—	1,123,219

Net cash used in operating activities	(7,080,860)	(6,613,726)

Cash flows from investing activities:
Purchase of marketable securities	(6,727,999)	—
Sale and maturities of marketable securities	9,040,000	3,000,000
Purchases of property and equipment	(46,600)	(782,512)
Deposits on property and equipment	(250,000)	—
Restricted cash	32,454	(5,232)

Net cash provided by investing activities	2,047,855	2,212,256

Cash flows from financing activities:
Payments on lines of credit	(249,021)	(260,468)
Proceeds from exercise of common stock options	261,850	18,206

Net cash provided by (used in) financing activities	12,829	(242,262)

Net decrease in cash and cash equivalents	(5,020,176)	(4,643,732)
Cash and cash equivalents, beginning of period	18,116,968	10,395,757

Cash and cash equivalents, end of period	$13,096,792	$5,752,025

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,971	$32,099

Supplemental disclosure of noncash transactions:
Reclassification of liability related to early exercises of restricted stock to equity upon vesting of the restricted stock	$24,137	$24,137

The accompanying notes are an integral part of these condensed financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of Advancis Pharmaceutical Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K. The interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The Company expects to incur losses from operations for the foreseeable future. It expects to continue to incur substantial research and development expenses in 2006, including expenses related to preclinical testing and clinical trials. It also expects selling and marketing expenses to increase, assuming FDA approval of Keflex line extension products and subsequent commercial launch of the new products. Future capital requirements will depend on a number of factors, including the continued progress of research and development of product candidates, the timing and outcome of regulatory approvals, payments received or made under any future collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing and the Company’s or its partners’ success in developing markets for the product candidates. The Company believes that its cash, cash equivalents and marketable securities of $22.0 million on hand as of March 31, 2006, together with cash receipts expected in 2006 from sales of the currently-marketed Keflex products, provide it with enough capital resources to finance ongoing operations, including the ongoing Phase III clinical trial, until at least the first quarter of 2007. The Company will continue to balance the pace of development with its funding position, and it anticipates the resources described above will be sufficient to fund planned operating expenses, debt repayments and capital equipment requirements for at least the next 12 months, barring unforeseen developments.

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

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs primarily consist of salaries and related expenses for personnel, fees paid to consultants and outside service providers, including clinical research organizations for the conduct of clinical trials, costs of materials used in clinical trials and research and development, development costs for contract manufacturing prior to FDA approval of products, depreciation of capital resources used to develop products, and costs of facilities.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate bonds. At March 31, 2006 and December 31, 2005, the Company maintained all of its cash and cash equivalents in three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such cash balances.

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

Accounts Receivable

Accounts receivable represent amounts due from wholesalers for sales of pharmaceutical products. Allowances for estimated product discounts and chargebacks are recorded as reductions to gross accounts receivable. Amounts due for returns and estimated rebates payable to third parties are included in accrued liabilities.

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

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The Company incurred net losses for the three months ended March 31, 2006 and 2005, and, accordingly, did not assume exercise of any of the Company’s outstanding stock options, because to do so would be antidilutive.

The following are the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	March 31,
(Number of Underlying Common Shares)	2006	2005

Stock options	4,220,195	4,823,248
Nonvested stock	30,052	237,689
Warrants	2,396,357	—

Total	6,646,604	5,060,937

Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (SFAS 123R), a revision of SFAS 123, “Accounting for Stock-based Compensation.” SFAS 123R requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option pricing model, and eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting for share-based payments. The Company selected the modified prospective method of adoption. Under this method, compensation expense recognized by the Company for the three months ended March 31, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated. See Notes 10 and 11 for more details on stock-based compensation.

In February 2005, the EITF added to its agenda Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” The issue addresses liquidated damages provisions associated with registration rights agreements and the diversity in practice that exists in accounting for such provisions. In June 2005 and September 2005, the EITF discussed the Issue but did not reach a consensus. Further deliberations by the EITF have been postponed until the FASB addresses whether a registration rights agreement is a derivative. The Company is monitoring the progress of the FASB and EITF on this Issue.

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

The Company records revenue from sales of pharmaceutical products (Keflex brand) and, in 2005, from the recognition of revenue earned under collaboration agreements.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Product Sales.  The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 45.3%, 36.2%, and 10.8% of the Company’s net revenues from product sales in the three-month period ended March 31, 2006.

Contract Revenue.  Revenue recognized for upfront payments and milestones under collaboration agreements in 2005 of $416,667 represented amortization of a $5,000,000 upfront payment received from Par Pharmaceutical under a collaboration agreement entered into in May 2004. The collaboration agreement was terminated in August 2005. No revenue from collaboration agreements was recognized in 2006.

4.	Marketable Securities

Marketable securities, including accrued interest, at March 31, 2006 were as follows:

	March 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-Sale	Cost	Gains	Losses	Fair Value

Marketable securities:
Corporate debt securities:
-In unrealized gain position	$2,640,785	$237	$—	$2,641,022
-In unrealized loss position under 12 months	6,232,037		(2,157)	6,229,880
-In unrealized loss position over 12 months	—	—	—	—

Total	$8,872,822	$237	$(2,157)	$8,870,902

Each of the Company’s marketable securities at March 31, 2006 matures within six months.

5.	Accounts Receivable

Accounts receivable, net, consists of the following:

	March 31,	December 31,
	2006	2005

Accounts receivable for product sales, gross	$352,900	$1,109,684
Allowances for discounts and chargebacks	(130,530)	(352,920)

Accounts receivable for product sales, net	$222,370	$756,764

The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 47.9%, 40.4%, and 7.3% of the Company’s accounts receivable for product sales as of March 31, 2006.

6.	Inventories

Inventories, net, consist of the following:

	March 31,	December 31,
	2006	2005

Finished goods	$671,461	$373,818
Reserve for obsolete and slow-moving inventory	(154,661)	(154,367)

Inventories, net	$516,800	$219,451

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The Company periodically reviews its product inventories on hand. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable.

7.	Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Life	March 31,	December 31,
	(Years)	2006	2005

Construction in progress	n/a	$554,673	$535,463
Computer equipment	3	1,010,757	1,010,757
Furniture and fixtures	3-10	1,405,918	1,405,918
Equipment	3-10	9,206,521	9,197,693

Leasehold improvements	Shorter of economic lives or lease term	8,738,230	8,719,668

Subtotal		20,916,099	20,869,499
Less — accumulated depreciation		(7,117,818)	(6,418,872)

Property and equipment, net		$13,798,281	$14,450,627

8.	Intangible Assets

Intangible assets at March 31, 2006 and December 31, 2005 consist of the following:

	March 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Keflex brand rights	$10,954,272	$(1,917,006)	$9,037,266
Keflex non-compete agreement	251,245	(87,927)	163,318
Patents acquired	120,000	(75,000)	45,000

Intangible assets	$11,325,517	$(2,079,933)	$9,245,584

	December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Keflex brand rights	$10,954,272	$(1,643,148)	$9,311,124
Keflex non-compete agreement	251,245	(75,366)	175,879
Patents acquired	120,000	(72,000)	48,000

Intangible assets	$11,325,517	$(1,790,514)	$9,535,003

Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The Keflex brand rights are amortized over 10 years, the non-compete agreement with Eli Lilly and Company is amortized over 5 years, and certain acquired patents are amortized over 10 years.

Amortization expense for acquired intangible assets with definite lives was $289,419 for the three-month periods ended March 31, 2006 and March 31, 2005. For the year ending December 31, 2006 and for the next five years, annual amortization expense for acquired intangible assets is expected to be approximately $1.2 million per year for 2006, 2007 and 2008, and approximately $1.1 million for 2009 and 2010.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

9.	Accrued Expenses and Advances

Accrued expenses consist of the following:

	March 31,	December 31,
	2006	2005

Bonus	$294,798	$849,078
Professional fees	323,484	352,445
Severance — current portion	1,631,458	1,870,479
Insurance and benefits	201,281	179,109
Liability for exercised unvested stock options	18,632	42,770
Research and development expenses	2,096,505	1,546,469
Product returns	887,234	791,282
Other expenses	410,676	440,099
Advance payment for potential sale of Keflex assets	—	1,000,000

Total accrued expenses	$5,864,068	$7,071,731

Accrued Severance

	Balance at			Balance at
Accrued Severance — 2006 Activity	December 31, 2005	Reversal	Cash Paid	March 31, 2006

2005 Workforce Reduction	$3,105,873	$(358,530)	$(429,374)	$2,317,969

Current portion	$1,870,479			$1,631,458
Noncurrent portion	1,235,394			686,511

	$3,105,873			$2,317,969

In the quarter ended March 31, 2006, an executive was rehired for whom a severance charge had previously been recorded upon his termination in 2005. Upon his rehiring, the remaining accrued severance applicable to that individual of $358,530 that was no longer payable was reversed, and the benefit was recorded as a reduction in Selling, General and Administrative Expense.

Advance Payment for Potential Sale of Keflex Assets

In August 2005, Advancis entered into an agreement in principle with a private company for the potential sale of its Keflex assets, including the rights to the U.S. brand and inventories. As part of the agreement, the potential buyer made a $1,000,000 payment to Advancis, which provided it with exclusive negotiating rights through December 31, 2005. The payment was recorded as an advance, since, under certain conditions, the payment could become refundable or, if the sale were to have been completed, the $1,000,000 payment would have been applied to the purchase price. The two parties did not enter into a definitive agreement for the asset sale, and in January 2006, Advancis decided to retain the Keflex assets. The agreement expired on February 28, 2006. Accordingly, the advance payment of $1,000,000 was recognized as income in 2006.

10.	Stock Option Plan

The Company currently grants stock options under the Stock Incentive Plan (the “Plan”). The number of shares available for issuance under the Plan is 7,848,182.

Options granted under the Plan may be incentive stock options or non-statutory stock options. Stock purchase rights may also be granted under the Plan. Incentive stock options may only be granted to employees. The compensation committee of the Board of Directors determines the period over which options become exercisable.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Options granted to employees normally vest over a 4-year period. Options granted to directors, upon their initial appointment or election, vest monthly over periods of 36 or 48 months. Annual director grants vest monthly over 12 months. Options granted to consultants and advisors normally vest over a one-year period. The exercise price of incentive stock options and non-statutory stock options shall be no less than 100% of the fair market value per share of the Company’s common stock on the grant date. The term of all options is 10 years. As of March 31, 2006, there were 2,007,801 shares of common stock available for future option grants.

The following table summarizes the activity of the Company’s stock option plan for the three months ended March 31, 2006:

	Number of	Weighted-Average	Weighted Average	Aggregate
	Options	Exercise Price	Remaining Term	Intrinsic Value

Outstanding, December 31, 2005	4,095,417	$4.79
Granted	873,100	1.63
Exercised	(465,440)	0.56
Cancelled	(282,882)	7.56

Outstanding, March 31, 2006	4,220,195	$4.41	8.5 years	$3,945,185

Exercisable, March 31, 2006	1,785,147	$5.79	7.8 years	$1,100,134

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $497,058. Cash received by the Company upon the issuance of shares from option exercises was $261,850. The Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

A summary of the Company’s nonvested options as of and for the three months ended March 31, 2006 is presented below:

		Weighted Average
	Number of Nonvested	Grant Date
	Stock Options	Fair Value

Outstanding, December 31, 2005	2,009,729	$4.21
Granted	873,100	1.14
Vested	(319,454)	4.70
Forfeited	(4,145)	2.28

Outstanding, March 31, 2006	2,559,230	$3.10

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

11.	Stock-Based Compensation

The Company has recorded stock-based compensation expense for the grant of stock options to employees and to nonemployee consultants as follows:

	Three Months Ended March 31,
Stock-Based Compensation Expense:	2006	2005

Employees:
SFAS 123R fair-value method	$682,688	$—
APB 25 intrinsic value method	—	506,330

Subtotal — Employees	682,688	506,330
Nonemployee consultants:
Amortization of variable stock-based compensation	177,406	11,979

Total	$860,094	$518,309

	Three Months Ended March 31,
Included in Income Statement Captions as follows:	2006	2005

Research and development expense	$353,529	$202,607
Selling, general and administrative expense	506,565	315,702

Total	$860,094	$518,309

Employees.  Prior to January 1, 2006, the Company’s share-based awards were accounted for by the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). This Statement replaces SFAS No. 123 and supersedes APB 25. SFAS 123R requires that employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. The Company adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense under the Statement on a prospective basis only. Accordingly, prior period financial statements have not been restated. Under this transition method, stock-based compensation cost for the first quarter of 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the fair value provisions of SFAS 123R.

Under APB 25, the Company had recorded deferred stock-based compensation for certain stock options granted in prior years with an exercise price below the estimated fair market value at the date of grant. The deferred stock-based compensation was amortized as a charge to expense over the related vesting periods of the options. In accordance with SFAS 123R, effective January 1, 2006, the Company reversed the remaining balance of deferred stock-based compensation, netting the balance of $623,051 against Capital in Excess of Par Value.

SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to share-based compensation rather than recognizing forfeitures as a reduction in expense as they occur. Prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred as permitted under previous accounting standards. The cumulative effect adjustment of adopting the change in estimating forfeitures was not considered material to the financial statements upon implementation as of January 1, 2006 or for the three months ended March 31, 2006.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The Company records compensation expense over the requisite service period, which is equal to the vesting period. For awards granted prior to January 1, 2006, compensation expense is recognized on a graded-vesting basis over the vesting term. For awards granted on or after January 1, 2006, compensation is recognized on a straight-line basis over the vesting term. All share-based compensation costs are charged to expense and not capitalized.

As of March 31, 2006, the total unrecognized compensation cost related to nonvested stock awards was $4,074,684, and the related weighted-average period over which it is expected to be recognized is approximately 2.4 years.

As a result of the adoption of SFAS 123R, the Company’s net loss for the three months ended March 31, 2006 was approximately $508,000 higher than it would have been under the Company’s previous intrinsic value method of accounting for share-based compensation. Basic and diluted net loss per common share for the three months ended March 31, 2006 were negatively impacted by the change in accounting method by approximately $0.02 per share. The adoption of SFAS 123R had no effect on the Company’s operating cash flows or financing cash flows, as the Company has not realized the benefits of tax deductions in excess of recognized compensation costs due to its net operating loss position.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of SFAS 123 to options granted under the Company’s stock-based compensation plan for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense using a graded vesting schedule with forfeitures recognized as a reduction in expense as they occur.

Three Months Ended
March 31, 2005

Net loss, as reported	$(11,388,603)
Add — Stock-based employee compensation expense determined under the intrinsic value method	506,330
Less — Stock-based employee compensation expense determined under the fair value based method	(2,041,707)

Pro forma net loss applicable to common stockholders	$(12,923,980)

Net loss per share:
Basic and diluted, as reported	$(0.50)

Basic and diluted, pro forma	$(0.57)

The weighted average fair value of options granted to employees during the three months ended March 31, 2006 and 2005 was $1.14 and $2.71 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for grants in 2006 and 2005:

	March 31,
	2006	2005

Expected term (in years)	6.25	5
Risk-free interest rate	4.45%	3.67%
Volatility	75.0%	80.0%
Dividend yield	0%	0%

The Company has elected to determine the expected term of share-based awards granted subsequent to January 1, 2006 using the transition approach provided by Staff Accounting Bulletin No. 107, under which an expected term of 6.25 years may be used for four-year grants. Due to the limited Company-specific historical and

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

implied volatility data, the Company has based its estimate of expected volatility of stock awards upon the historical volatility rates of other comparable public companies. The risk-free rate is based on U.S. Treasury yields in effect at the time of grant corresponding with the expected term of the options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

Non-employee Consultants.  The Company has recorded stock-based compensation expense for options granted to non-employee consultants and Scientific Advisory Board (SAB) members in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” based on the fair value of the equity instruments issued. Stock-based compensation for options granted to non-employee consultants and SAB members is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company recognizes an expense for such options throughout the vesting period as the services are provided by the non-employee consultants and SAB members, based on the fair value of the options at each reporting period. The options are valued using the Black-Scholes option pricing model. As of March 31, 2006, the balance of unamortized stock-based compensation for options granted to non-employees was approximately $70,000. This amount will be adjusted based on changes in the fair value of the options at the end of each reporting period. As of March 31, 2006, 117,929 options are outstanding and exercisable for non-employee consultants.

12.	Employee Stock Purchase Plan

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

13.	Commitments and Contingencies

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

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the related notes included elsewhere in this Form 10-Q and the financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2005 Annual Report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed herein and in our 2005 Annual Report. See “Forward-looking Statements.”

Our Business

Advancis Pharmaceutical Corporation was incorporated in Delaware in December 1999 and commenced operations on January 1, 2000. We are a pharmaceutical company focused on developing and commercializing anti-infective drug products that fulfill unmet medical needs in the treatment of infectious disease. We are developing a portfolio of drugs based on the novel biological finding that bacteria exposed to antibiotics in front-loaded, sequential bursts, or pulses, are killed more efficiently than those exposed to standard antibiotic treatment regimens. We currently have 20 issued U.S. patents and one issued foreign patent covering our proprietary once-a-day pulsatile delivery technology called PULSYS. We have initially focused on developing PULSYS product candidates utilizing approved and marketed drugs that no longer have patent protection or that have patents expiring in the next several years. Our lead pulsatile product candidate, based on the antibiotic amoxicillin, is currently under evaluation in a Phase III clinical trial and our Keflex PULSYS product candidate, based on the antibiotic cephalexin, is currently under evaluation in a Phase I clinical trial. We also have a number of additional pulsatile product candidates in preclinical development. We acquired the U.S. rights to Keflex (cephalexin) from Eli Lilly in 2004. We currently sell our line of Keflex products to wholesalers in both capsule and powder formulations, and have an application for additional Keflex line extension products that is currently under U.S. Food and Drug Administration (FDA) review. In support of the introduction of our first anticipated pulsatile product, Amoxicillin PULSYS, as well as the introduction of Keflex line extension products, we anticipate expanding our sales and marketing capabilities by working with contract sales organizations or collaborative marketing partners. We have entered into agreements with third-party contract manufacturers for the commercial supply of our products.

General

Our future operating results will depend largely on our ability to successfully develop and commercialize our lead product, Amoxicillin PULSYS, receiving FDA approval and successfully launching our additional Keflex products, and the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in our 2005 Annual Report on Form 10-K.

Management Overview of the First Quarter of 2006

The following is a summary of key events that occurred during and subsequent to the first quarter of 2006.

Amoxicillin PULSYS product development

•	In September 2005, after extensive study of the data from our unsuccessful Amoxicillin PULSYS Phase III clinical trials, we decided to conduct a new Phase III clinical trial for adults and adolescents, extending the length of treatment from seven days to 10 days, using our existing formulation of Amoxicillin PULSYS. Our Phase III trial began in November 2005 and is designed to support product approval for Amoxicillin PULSYS for the treatment of adolescents and adults with acute pharyngitis and/or tonsillitis due to Group A streptococcal infections. The study enrolled a total of 544 patients through May 1, 2006. We expect the enrollment to continue through May 2006 and to publicly report top-line results in the third quarter of 2006.

Marketed Products — Keflex (cephalexin capsules, USP)

•	In the first quarter of 2006, net sales of our branded capsule and powder for oral suspension Keflex products were approximately $0.9 million.

•	In April 2006, we announced that the FDA had informed us that its review of the supplemental New Drug Application (NDA) for our additional Keflex products was still ongoing. We filed a supplemental NDA for the new products with the FDA on December 20, 2005, and we now expect that the FDA will complete its review in May of 2006. Assuming FDA approval, we are preparing for the manufacturing and commercial launch of the additional Keflex products in the third quarter of 2006. In April 2006, an FDA pre-approval inspection was initiated at our third-party contract manufacturing facility operated by Ceph International, a subsidiary of Patheon, Inc., in Puerto Rico.

•	We continued development of a PULSYS version of Keflex, having completed a second Phase I study in the first quarter of 2006, evaluating the pharmacokinetic profile of various combinations of pulsatile cephalexin formulations.

Focus for Remainder of 2006

Our primary focus for the remainder of 2006 will be on the completion of our Amoxicillin PULSYS Phase III clinical trial for adults and adolescents and, if approved for marketing by the FDA, on the launch and commercialization of our additional Keflex line extension products. We will also continue pre-clinical development of a once-daily version of cephalexin PULSYS.

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

Revenue Recognition

We recognize revenue for the sale of pharmaceutical products and for payments received, if any, under collaboration agreements for licensing, milestones, and reimbursement of development costs as follows:

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

Product Returns.  In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date, which for our Keflex product is typically three years from the date of manufacture (two years, in the case of our oral suspension products). Our return policy typically allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. We estimate the level of sales which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues. Our estimates take into consideration historical returns of our products and our future expectations. We periodically review the reserves established for returns and adjust them based on actual experience. The amount of actual product returns could be either higher or lower than the amounts we accrued. Changes in our estimates would be recorded in the income statement in the period of the change. If we over or under estimate the quantity of product which will ultimately be returned, there may be a material impact to our financial statements.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). The Company adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense under the Statement on a prospective basis only. Accordingly, prior period financial statements have not been restated. Under this transition method, stock-based compensation cost for the first quarter of 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the fair value provisions of SFAS 123R.

SFAS 123R also requires us to estimate forfeitures in calculating the expense related to share-based compensation rather than recognizing forfeitures as a reduction in expense as they occur. To the extent actual forfeitures differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period that the estimates are revised. We plan to refine our estimated forfeiture rate as we obtain more historical data.

We determine the value of stock option grants using the Black-Scholes option-pricing model. Our determination of fair value of share-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors. This model requires that we estimate our future expected stock price volatility as well as the period of time that we expect the share-based awards to be outstanding.

The Company has elected to determine the expected term of share-based awards granted subsequent to January 1, 2006 using the transition approach provided by Staff Accounting Bulletin No. 107, under which an expected term of 6.25 years may be used for four-year grants. We plan to refine our estimate of expected term in the future as we obtain more historical data. A shorter expected term would result in lower compensation expense. Due to the limited Company-specific historical and implied volatility data, the Company has based its estimate of expected volatility of stock awards upon the historical volatility rates of other comparable public companies. Using a higher volatility input to the Black-Scholes model would result in a higher compensation expense. The risk-free rate is based on U.S. Treasury yields in effect at the time of grant corresponding with the expected term of the options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

Income Taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not recorded any tax provision or benefit for the three-month periods ended March 31, 2006 or 2005. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured at December 31, 2005 and March 31, 2006.

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (SFAS 123R), a revision of SFAS 123, “Accounting for Stock-based Compensation.” SFAS 123R requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option pricing model, and eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting for share-based payments. We selected the modified prospective method of adoption. Under this method, compensation expense recognized by us for the three months ended March 31, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated. See Notes 10 and 11 to the financial statements for more details on stock-based compensation.

In February 2005, the EITF added to its agenda Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” The issue addresses liquidated damages provisions associated with registration rights agreements and the diversity in practice that exists in accounting for such provisions. In June 2005 and September 2005, the EITF discussed the Issue but did not reach a consensus. Further deliberations by the EITF have been postponed until the FASB addresses whether a registration rights agreement is a derivative. We are monitoring the progress of the FASB and EITF on this Issue.

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

Summary of Product Development Initiatives.  The following table summarizes our product development initiatives for the three-month periods ended March 31, 2006 and 2005. Included in this table is the research and development expense recognized in connection with each product candidate currently in clinical development and all preclinical product candidates as a group.

	Three Months Ended		Clinical
	March 31,		Development
	2006	2005	Phase

Direct Project Costs (1)
Amoxicillin PULSYS(2)	$4,133,000	$10,028,000	Phase III
Keflex Product Development	1,096,000	729,000	Under FDA Review and Phase I
Other Product Candidates	64,000	265,000	Preclinical

Total Direct Project Costs	5,293,000	11,022,000

Indirect Project Costs(1)
Facility	789,000	904,000
Depreciation	632,000	644,000
Other Indirect Overhead	487,000	670,000

Total Indirect Expense	1,908,000	2,218,000

Total Research & Development Expense	$7,201,000	$13,240,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

(2)	We currently have an adult and adolescent amoxicillin formulation in a Phase III clinical trial, which commenced enrollment in November 2005. We previously conducted Phase III clinical trials for the adolescent/adult formulation which commenced October 15, 2004 and for the pediatric formulation which commenced on January 5, 2005. These two previous Phase III trials failed to achieve their desired microbiological and clinical endpoints. See “Amoxicillin PULSYS” below. We previously had an agreement under which Par Pharmaceutical was be responsible for funding the anticipated future development costs of this product. See “Termination of Our Collaboration with Par Pharmaceutical for Amoxicillin PULSYS” below.

Amoxicillin PULSYS

We previously conducted two Amoxicillin PULSYS Phase III clinical trials in 2004/2005 for the treatment of adolescents/adults and children with strep throat that failed to achieve their desired microbiological and clinical endpoints. Both trials failed to achieve eradication rates that were statistically non-inferior to the four-times-a-day comparator therapy and also failed to reach the 85 percent eradication rate necessary for FDA approval as a first-line therapy for strep throat. Following extensive analysis of data from our prior Amoxicillin PULSYS clinical trials, we decided to conduct a redesigned Phase III trial in adults and adolescents and to extend the length of treatment for our product candidate from seven days to 10 days. On November 9, 2005, Advancis began enrolling patients into our new Phase III trial for our Amoxicillin PULSYS product candidate in adults and adolescents with strep throat. The study enrolled a total of 544 patients through May 1, 2006. We expect the enrollment to continue through May 2006 and to publicly report top-line results in the third quarter of 2006. If the trial is successful, we expect to file a 505 (b) (2) New Drug Application with the FDA for the adult product in late 2006 or early 2007. If approved, Amoxicillin PULSYS may be the first and only once-daily amoxicillin treatment of pharyngitis/tonsillitis approved in the United States. Even if our Amoxicillin PULSYS product candidate is approved by the FDA, the earliest we could launch Amoxicillin PULSYS would be by the end of 2007. These forward-looking statements are based on information available to us at this time. Actual results could differ because our trial results could be delayed or unsuccessful or due to delays in FDA approval, which may never occur.

Termination of Our Collaboration with Par Pharmaceutical for Amoxicillin PULSYS

In May 2004, we entered into an agreement with Par Pharmaceutical to collaborate in the further development and commercialization of a PULSYS-based amoxicillin product. Under the terms of the agreement, we conducted the development program, including the manufacture of clinical supplies and the conduct of clinical trials, and were responsible for obtaining regulatory approval for the product. We were to own the product trademark and to manufacture or arrange for supply of the product for commercial sales. Under the agreement, we received an upfront fee of $5.0 million and a commitment from Par to fund all further development expenses. Development expenses incurred by us were to be partially funded by quarterly payments aggregating $28 million over the period of July 2004 through October 2005, of which up to $14 million is contingently refundable. We recognized revenue related to the receipt of the quarterly payments from Par based on actual costs incurred as the work was performed, limited to the minimum amounts expected to be received under the agreement and excluding amounts contingent on future events or that were contingently refundable, with the balance of cash received in excess of revenue recognized recorded as deferred revenue.

On August 3, 2005, we were notified by Par of its decision to terminate the Amoxicillin PULSYS collaboration agreement. Under certain circumstances, the termination clauses of the agreement may entitle Par to receive a share of net profits up to one-half of their $23.25 million funding of the development of certain Amoxicillin PULSYS products, should a product covered by the agreement be successfully commercialized. Accordingly, we retained deferred revenue of $11.625 million related to the agreement, and accelerated the recognition into current revenue of the remaining balance of deferred revenue related to reimbursement of our development costs and to the upfront fee.

Keflex Brand

On June 30, 2004, we acquired the U.S. rights to the Keflex brand of cephalexin from Eli Lilly and Company for $11.2 million. The asset purchase includes the exclusive rights to manufacture, market and sell Keflex in the United States and Puerto Rico. We also acquired Keflex trademarks, technology and new drug applications (NDAs) supporting the approval of Keflex. In addition, we entered into a manufacturing supply agreement under which Lilly agreed to continue to manufacture and supply Keflex products for us through December 2005. In December 2004, we entered into an agreement for the future supply of Keflex with Ceph International Corporation, a subsidiary of Patheon, Inc., in Puerto Rico.

Keflex is a first-generation cephalosporin approved for treatment of several types of bacterial infections. Keflex is most commonly used in the treatment of uncomplicated skin and skin structure infections and, to a lesser extent, upper respiratory tract infections. Keflex is among the most prescribed antibiotics in the U.S.; however, generic competition is intense, and a high percentage of all Keflex prescriptions are filled by lower cost, generic versions of cephalexin, the active ingredient in Keflex. We have the exclusive U.S. rights to manufacture, sell and market Keflex pursuant to a purchase agreement with Eli Lilly and Company. We market Keflex in the U.S. to healthcare practitioners, pharmacists, pharmaceutical wholesalers and retail pharmacy chains.

Keflex Products	Key Indication(s)	Status	Marketing Rights

Keflex Capsules — 250 mg and 500 mg	Skin and skin structure infections; upper respiratory tract infections	FDA-approved	U.S. and Puerto Rico rights
Keflex Powder for Oral Suspension — 125 mg and 250 mg	Skin and skin structure infections; upper respiratory tract infections	FDA-approved	U.S. and Puerto Rico rights
Keflex Line Extension products(1)	Skin and skin structure infections; upper respiratory tract infections	Under FDA review(1)	U.S. and Puerto Rico rights

(1)	On December 20, 2005, we submitted a supplemental NDA (sNDA) to the Food & Drug Administration requesting approval of certain Keflex line extension products.

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

In April 2006, we announced that the FDA had informed us that its review of the supplemental New Drug Application (NDA) for our additional Keflex products was still ongoing. We filed a supplemental NDA for the new products with the FDA on December 20, 2005, and we now expect that the FDA will complete its review in May of 2006. Assuming FDA approval, we are preparing for the manufacturing and commercial launch of the additional Keflex products in the third quarter of 2006. In April 2006, an FDA pre-approval inspection was initiated at our third-party contract manufacturing facility operated by Ceph International, a subsidiary of Patheon, Inc., in Puerto Rico.

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Revenues.  We recorded revenues of $860,000 and $4,627,000 during the three month periods ended March 31, 2006 and 2005, respectively, as follows:

	Three Months Ended March 31,
	2006	2005

Keflex product sales — net	$860,000	$1,000,000
Amortization of upfront license fee — Par amoxicillin	—	417,000
Reimbursement of development costs — Par amoxicillin	—	3,210,000

Total	$860,000	$4,627,000

Keflex net product sales declined compared to the first quarter of 2005 due to a lower volume of shipments to wholesalers, reflecting the increasing substitution of generic cephalexin for prescriptions of existing Keflex brand products.

Revenues recognized in 2005 for amortization of upfront licensing fees represent the amortization of a $5.0 million upfront payment received from Par Pharmaceutical in May 2004 in connection with our collaboration for Amoxicillin PULSYS, which was being amortized into revenue on a straight-line basis over the estimated development period. This collaboration was terminated in August 2005.

Reimbursement of development costs revenue in 2005 of $3,210,000 related to the Par Amoxicillin agreement was recognized based on the related costs incurred.

Cost of Product Sales.  Cost of product sales represents the purchase cost of the Keflex products sold during the quarter. Cost of product sales declined from $76,000 to $53,000 in 2006, as a result in the decline in sales compared to 2005.

Research and Development Expenses.  Research and development expenses were reduced by $6.0 million, or 46%, to $7.2 million for the three months ended March 31, 2006 compared to $13.2 million for the three months ended March 31, 2005. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

The following table discloses the components of research and development expenses reflecting all of our project expenses.

	Three Months Ended
	March 31,
Research and Development Expenses	2006	2005

Direct project costs:
Personnel, benefits and related costs	$1,414,000	$2,385,000
Stock-based compensation	353,000	202,000
Contract R&D, consultants, materials and other costs	519,000	2,047,000
Clinical trials	3,007,000	6,388,000

Total direct costs	5,293,000	11,022,000
Indirect project costs	1,908,000	2,218,000

Total	$7,201,000	$13,240,000

Direct costs decreased $5.7 million compared to 2005, primarily because our 2005 results reflect the costs of conducting two Phase III amoxicillin studies concurrently, compared to only one Phase III study in progress in the first quarter of 2006. The $5.9 million reduction in amoxicillin direct project costs was partially offset by an increase of $0.4 million in expenses related to the development of new Keflex products in 2006.

The decline in personnel, benefits and related costs in 2006 was the result of a reduction in staff that occurred in the third quarter of 2005.

Indirect project costs decreased by $0.3 million, primarily due to the beneficial effect of lower headcount on indirect categories such as travel costs, office and general lab supplies, and equipment related expense.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $0.3 million, or 13%, to $2.5 million for the three months ended March 31, 2006 from $2.8 million for the three months ended March 31, 2005.

	Three Months Ended March 31,
Selling, General and Administrative Expenses	2006	2005

Salaries, benefits and related costs	$430,000	$778,000
Severance costs	(359,000)	—
Stock-based compensation	507,000	316,000
Legal and consulting expenses	487,000	471,000
Other expenses	1,408,000	1,265,000

Total	$2,473,000	$2,830,000

Selling, general and administrative expenses consist of salaries and related costs for executive and other administrative personnel, selling and product distribution costs, professional fees and facility costs. Salaries, benefits and related costs declined in 2006 compared to 2005 due to a reduction in headcount in the third quarter of 2005. Certain severance charges recognized in the third quarter of 2005 were reversed in 2006 upon the rehiring of an executive prior to the expiration of his severance benefits. Stock-based compensation expense reflects the impact of adoption of SFAS 123R effective with the first quarter of 2006.

Net Interest Income (Expense).  Net interest income in the three months ended March 31, 2006 was $269,000 compared to net interest income of $130,000 in the three months ended March 31, 2005. Interest income was higher in 2006 due to increased interest rates, from which we benefited due to the short duration of our cash and investments.

	Three Months Ended March 31,
	2005	2005

Interest income	$294,000	$162,000
Interest expense	(25,000)	(32,000)

Total, net	$269,000	$130,000

Other Income.  Other income in the three months ended March 31, 2006 of $1,000,000 represents the recognition in income of an advance payment received in 2005 from a potential buyer of our Keflex brand. The two parties did not enter into a definitive agreement for the asset sale, and in January 2006, and we decided to retain the Keflex assets. The agreement in principle expired on February 28, 2006. Under the circumstances, the advance payment of $1,000,000 was not refundable and was therefore recognized in income in 2006.

Liquidity and Capital Resources

We have funded our operations principally with the proceeds of $54.5 million from a series of five preferred stock offerings and one issue of convertible notes over the period 2000 through 2003, the net proceeds of $54.3 million from our initial public offering in October 2003, and a private placement of common stock for net proceeds of $25.8 million in April 2005. In addition, we have received funding of $8.0 million and $28.25 million from GlaxoSmithKline and Par Pharmaceutical, respectively, as a result of collaboration agreements for the development of new products. Since July 2004, we have also received cash from sales of our Keflex products. We received a $1.0 million advance payment in 2005 from a potential buyer of our Keflex brand, which we recognized in income in 2006 as the sale was not completed.

Cash and Marketable Securities

At March 31, 2006 cash, cash equivalents and marketable securities were $22.0 million compared to $29.4 million at December 31, 2005.

	March 31,	December 31,
	2006	2005

Cash and cash equivalents	$13,096,000	$18,117,000
Marketable securities	8,871,000	11,314,000

Total	$21,967,000	$29,431,000

Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities are also highly-liquid investments and are classified as available-for-sale, as they can be utilized for current operations. Our investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/ P1. Our objective is to limit the investment portfolio to a maximum average duration of approximately one year, with no individual investment exceeding a two-year duration. At March 31, 2006 no security was held with a maturity greater than 6 months from that date.

Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Cash Flow

The following table summarizes our sources and uses of cash and cash equivalents for the three-month periods ending March 31, 2006 and 2005.

	Three Months Ended
	March 31,
	2006	2005

Net cash used in operating activities	$(7,081,000)	$(6,614,000)
Net cash provided by investing activities	2,048,000	2,212,000
Net cash provided by (used in) financing activities	13,000	(242,000)

Net decrease in cash and cash equivalents	$(5,020,000)	$(4,644,000)

	Three Months Ended
	March 31,
Operating Activities	2006	2005

Cash receipts:
Cash received from product sales	$1,499,000	$1,030,000
Cash received from collaboration partners	—	4,750,000
Interest income received and other	426,000	295,000

Total cash receipts	1,925,000	6,075,000

Cash disbursements:
Cash paid for employee compensation and benefits	2,754,000	3,511,000
Cash paid to vendors, suppliers, and other	6,252,000	9,178,000

Total cash disbursements	9,006,000	12,689,000

Net cash used in operating activities	$(7,081,000)	$(6,614,000)

Cash received from product sales in 2006 was increased due to strong sales in the fourth quarter of 2005, of which related accounts receivable was collected in the first quarter of 2006. The decrease in cash paid for employee-related expenses reflects lower headcount in 2006 due to the reduction in force implemented in the third quarter of 2005, as well as reduced clinical trial costs in 2006, as we are conducting one Phase III trial in 2006 compared to two Phase III trials in the first quarter of 2005.

	Three Months Ended March 31,
Investing Activities	2006	2005

Cash receipts:
Sale of marketable securities, net of purchases	$9,040,000	$3,000,000
Restricted cash	32,000

Total cash receipts	9,072,000	3,000,000

Cash disbursements:
Purchase of marketable securities	6,728,000	—
Restricted cash	—	5,000
Property and equipment purchases and deposits	296,000	783,000

Total cash disbursements	7,024,000	788,000

Net cash used in investing activities	$2,048,000	$2,212,000

Investing activities in 2006 consisted primarily of purchases or maturities of marketable securities, from which some net proceeds were transferred to cash to fund operations. Purchases of equipment slowed versus 2005, as we have reduced need for additional equipment pending trial results later in 2006.

	Three Months Ended March 31,
Financing Activities	2006	2005

Cash receipts:
Proceeds from exercise of stock options	$262,000	$18,000
Cash disbursements:
Payments on lines of credit	249,000	260,000

Net cash used in investing activities	$13,000	$(242,000)

The increase in proceeds from option exercises was due to terminated employees exercising prior to expiration of their options. Repayment of lines of credit declined as certain loan draws are paid off entirely.

Borrowings

We are a party to three credit facilities for an aggregate outstanding amount of $1.2 million used to finance the purchase of equipment. In addition, we are a party to a loan agreement for $75,000 with a local government development fund. The total amount of $1.3 million outstanding as of March 31, 2006 is summarized in the following table:

	As of March 31, 2006
			Remaining
		Amount	Amount
Debt Obligations	Interest Rates	Outstanding	Available

Fixed rate borrowings	5.00% — 11.62%	156,000	$—
Variable rate borrowings	LIBOR or Fixed Cost of Funds plus 250 — 280 basis points	1,162,000	—

Totals		1,318,000	$—

We do not currently hedge fixed or variable rate borrowings.

Contractual Obligations and Other Commercial Commitments

We have entered into contractual agreements in connection with developing our products and technology and to perform clinical trials. We have a remaining contractual amount due for our on-going Amoxicillin PULSYS Phase III clinical trial. Although the contract could be cancelled should we decide to do so, in which case we would be liable to the vendor for the work performed to the date of cancellation, it is our intent to complete the clinical trial for the remaining cost of approximately $2.3 million.

Prospective Information

We expect to incur losses from operations for the foreseeable future. We expect to continue to incur substantial research and development expenses in 2006, including expenses related to preclinical testing and clinical trials. We expect that our selling and marketing expenses will increase after the first quarter of 2006, assuming FDA approval of our Keflex line extension products and subsequent commercial launch of the new products. If the product is approved for marketing by the FDA and the launch is successful, we will collect cash on these incremental sales which would offset some or all of our increased selling and marketing expenses in 2006. We believe the Keflex line extension products have the potential to generate significant cash in excess of selling costs in 2007. We also expect a limited window of opportunity for these products, approximating 18 to 24 months, should generic pharmaceutical companies decide to compete with our line extension products.

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

After receiving the results in June and July 2005 of our unsuccessful pediatric and adult Phase III trials, we conducted an intensive analysis of the data with the intent to reach a conclusion regarding the future of our Amoxicillin PULSYS development program. In September 2005, we decided to continue our Amoxicillin PULSYS development program and to conduct a new Phase III clinical trial. In July and September 2005, we reduced our workforce by approximately 38% as part of an initiative to reduce operating expenses. The cost reduction enhances our ability to rely on our existing resources to fund our operations over the next year. We believe that our cash, cash equivalents and marketable securities of $22.0 million on hand as of March 31, 2006, together with cash receipts in 2006 from sales of our currently-marketed Keflex products, provide us with enough capital resources to finance our ongoing operations, including our ongoing Phase III clinical trial, until at least the first quarter of 2007. We will continue to balance our pace of development with our funding position, and we anticipate the resources described above will be sufficient to fund our planned operating expenses, debt repayments and capital equipment requirements for at least the next 12 months, barring unforeseen developments. This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary.

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

All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” and other cautionary statements included in our 2005 Annual Report on Form 10-K. We disclaim any obligation to update information contained in any forward-looking statement.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2006, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Dated: May 12, 2006

EXHIBIT INDEX

Exhibit
Page
Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.