Form 10-Q
period 2006-06-30
ADVANCIS PHARMACEUTICAL CORP
filed 2006-08-09
CIK 1161924

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

As of August 3, 2006, 30,330,611 shares of common stock of the Registrant were outstanding.

ADVANCIS PHARMACEUTICAL CORPORATION

INDEX

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ADVANCIS PHARMACEUTICAL CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$15,320,713	$18,116,968
Marketable securities	5,573,401	11,314,090
Restricted cash	—	418,244
Accounts receivable, net	73,980	756,764
Notes receivable from officer	121,500	121,500
Inventories, net	491,779	219,451
Prepaid expenses and other current assets	922,098	797,253

Total current assets	22,503,471	31,744,270
Property and equipment, net	13,070,815	14,450,627
Restricted cash	870,840	1,182,680
Deposits and other assets	1,341,336	884,312
Intangible assets, net	8,956,165	9,535,003

Total assets	$46,742,627	$57,796,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,404,995	$1,686,487
Accrued expenses and advances	6,958,162	7,071,731
Lines of credit and short-term debt	8,047,093	895,204

Total current liabilities	16,410,250	9,653,422
Lines of credit — noncurrent portion	—	597,208
Note payable	75,000	75,000
Accrued severance — noncurrent portion	278,646	1,235,394
Deferred contract revenue	11,625,000	11,625,000
Deferred rent and credit on lease concession	1,272,180	1,268,857

Total liabilities	29,661,076	24,454,881

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 225,000,000 shares authorized, and 30,300,559 and 29,765,139 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	303,006	297,652
Capital in excess of par value	146,199,765	144,766,213
Deferred stock-based compensation	—	(623,051)
Accumulated deficit	(129,418,205)	(111,095,308)
Accumulated other comprehensive loss	(3,015)	(3,495)

Total stockholders’ equity	17,081,551	33,342,011

Total liabilities and stockholders’ equity	$46,742,627	$57,796,892

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)

Revenues:
Product sales	$336,357	$1,030,479	$1,196,588	$2,030,354
Contract revenue	—	285,087	—	701,754
Reimbursement of development costs	—	1,885,273	—	5,095,387

Total revenues	336,357	3,200,839	1,196,588	7,827,495

Costs and expenses:
Cost of product sales	25,021	102,746	77,606	178,777
Research and development	6,762,016	10,228,995	13,963,216	23,468,640
Selling, general and administrative	4,459,196	2,424,855	6,931,783	5,254,417

Total expenses	11,246,233	12,756,596	20,972,605	28,901,834

Loss from operations	(10,909,876)	(9,555,757)	(19,776,017)	(21,074,339)
Interest income	232,826	274,336	526,588	436,414
Interest expense	(25,312)	(31,411)	(50,283)	(63,510)
Other income (loss)	(23,185)	—	976,815	—

Net loss	$(10,725,547)	$(9,312,832)	$(18,322,897)	$(20,701,435)

Basic and diluted net loss per share	$(0.35)	$(0.34)	$(0.61)	$(0.82)

Shares used in calculation of basic and diluted net loss per share	30,281,280	27,519,395	30,162,840	25,146,631

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Capital in	Deferred		Other	Total
	Common	Par	Excess of	Stock-Based	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Par Value	Compensation	Deficit	Income (Loss)	Equity
	(Unaudited)

Balance at December 31, 2005	29,765,139	$297,652	$144,766,213	$(623,051)	$(111,095,308)	$(3,495)	$33,342,011
Exercise of stock options	496,489	4,965	271,737	—	—	—	276,702
Vesting of restricted stock	38,931	389	23,748	—	—	—	24,137
Issuance and remeasurement of stock options for services	—	—	170,107	—	—	—	170,107
Stock-based employee compensation expense	—	—	1,591,011	—	—	—	1,591,011
Elimination of deferred stock-based compensation due to adoption of SFAS 123R	—	—	(623,051)	623,051	—	—	—
Comprehensive income (loss):
Net loss	—	—	—	—	(18,322,897)	—	(18,322,897)
Unrealized gain on marketable securities	—	—	—	—	—	480	480

Total comprehensive loss	—	—	—	—	—	—	(18,322,417)

Balance at June 30, 2006	30,300,559	$303,006	$146,199,765	$—	$(129,418,205)	$(3,015)	$17,081,551

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(Unaudited)

Cash flows from operating activities:
Net loss	$(18,322,897)	$(20,701,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,961,118	2,034,447
Stock-based compensation	1,761,118	840,324
Deferred rent and credit on lease concession	3,323	37,890
Amortization of premium on marketable securities	218,548	278,849
Loss on disposal of fixed assets	23,185	—
Recognition of advance payment for potential sale of Keflex	(1,000,000)	—
Changes in:
Accounts receivable	682,784	(117,150)
Inventories	(272,328)	(219,388)
Prepaid expenses and other current assets	(124,845)	344,456
Deposits other than on property and equipment	—	(100,000)
Accounts payable	(281,492)	(1,225,169)
Accrued expenses	(46,180)	1,780,825
Deferred contract revenue	—	3,702,859

Net cash used in operating activities	(15,397,666)	(13,343,492)

Cash flows from investing activities:
Purchase of marketable securities	(9,632,379)	—
Sale and maturities of marketable securities	15,155,000	8,705,000
Purchases of property and equipment	(50,653)	(1,373,976)
Deposits on property and equipment	(250,000)	(24,822)
Proceeds from sale of fixed assets	25,000	—
Restricted cash	730,084	(10,026)

Net cash provided by investing activities	5,977,052	7,296,176

Cash flows from financing activities:
Proceeds from issuance of debt, net of issue costs	7,792,976	—
Payments on lines of credit	(1,445,319)	(511,122)
Proceeds from private placement of common stock, net of issue costs	—	25,770,184
Proceeds from exercise of common stock options	276,702	20,705

Net cash provided by financing activities	6,624,359	25,279,767

Net increase (decrease) in cash and cash equivalents	(2,796,255)	19,232,451
Cash and cash equivalents, beginning of period	18,116,968	10,395,757

Cash and cash equivalents, end of period	$15,320,713	$29,628,208

Supplemental disclosure of cash flow information:
Cash paid for interest	$50,283	$63,510

Supplemental disclosure of noncash transactions:
Reclassification of liability related to early exercises of restricted stock to equity upon vesting of the restricted stock	$24,137	$24,137

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The Company expects to incur losses from operations for the foreseeable future. It expects to continue to incur substantial research and development expenses in 2006, including expenses related to preclinical testing and clinical trials. It also expects selling and marketing expenses to increase, due to the commercial launch of the new Keflex 750 milligram capsules. Future capital requirements will depend on a number of factors, including the continued progress of research and development of product candidates, the timing and outcome of regulatory approvals, payments received or made under any future collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other products, the availability of financing and the Company’s or its partners’ success in developing markets for the product candidates. The company believes that its cash, cash equivalents and marketable securities of $20.9 million on hand as of June 30, 2006, together with cash receipts anticipated in 2006 and 2007 from sales of Keflex products, provide it with enough capital resources to finance ongoing operations, including the ongoing Phase III clinical trial, through 2007 and into 2008. The Company will continue to balance the pace of development with its funding position, and it anticipates the resources described above will be sufficient to fund planned operating expenses, debt repayments and capital equipment requirements for the next 12 to 18 months, barring unforeseen developments.

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

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate bonds. At June 30, 2006 and December 31, 2005, the Company maintained all of its cash and cash equivalents in three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such cash balances.

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

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of potential common shares outstanding during the period, including outstanding stock options, is measured by the treasury stock method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company incurred net losses for the three and six months ended June 30, 2006 and 2005, and, accordingly, did not assume exercise of any of the Company’s outstanding stock options, because to do so would be antidilutive.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The following are the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	June 30,
(Number of Underlying Common Shares)	2006	2005

Stock options	4,274,309	5,010,594
Nonvested stock	30,052	75,950
Warrants	2,396,357	2,396,357

Total	6,700,718	7,482,901

Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (SFAS 123R), a revision of SFAS 123, “Accounting for Stock-based Compensation.” SFAS 123R requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option pricing model, and eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting for share-based payments. The Company selected the modified prospective method of adoption. Under this method, compensation expense recognized by the Company for the three and six month periods ended June 30, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated. See Notes 11 and 12 for more details on stock-based compensation.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“SFAS 109”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, of FIN 48 on its financial statements.

3.	Revenue

The Company records revenue from sales of pharmaceutical products (Keflex brand) and, in 2005, from the recognition of revenue earned under collaboration agreements.

Product Sales.  The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 39.9%, 32.1%, and 20.6% of the Company’s net revenues from product sales in the six-month period ended June 30, 2006.

Contract Revenue.  Revenue recognized for upfront payments and milestones under collaboration agreements in 2005 of $701,754 represented amortization of a $5,000,000 upfront payment received from Par

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Pharmaceutical under a collaboration agreement entered into in May 2004. The collaboration agreement was terminated in August 2005. No revenue from collaboration agreements was recognized in 2006.

4.	Marketable Securities

Marketable securities, including accrued interest, at June 30, 2006 were as follows:

June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-Sale	Cost	Gains	Losses	Fair Value

Marketable securities:
Corporate debt securities:
-In unrealized gain position	$—	$—	$—	$—
-In unrealized loss position under 12 months	5,576,416		(3,015)	5,573,401
-In unrealized loss position over 12 months	—	—	—	—

Total	$5,576,416	$—	$(3,015)	$5,573,401

Each of the Company’s marketable securities at June 30, 2006 matures within six months.

5.	Accounts Receivable

Accounts receivable, net, consists of the following:

	June 30,	December 31,
	2006	2005

Accounts receivable for product sales, gross	$174,843	$1,109,684
Allowances for discounts and chargebacks	(100,863)	(352,920)

Accounts receivable for product sales, net	$73,980	$756,764

The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 49.4%, 32.9%, and 10.9% of the Company’s accounts receivable for product sales as of June 30, 2006.

6.	Inventories

Inventories, net, consist of the following:

	June 30,	December 31,
	2006	2005

Finished goods	$646,421	$373,818
Reserve for obsolete and slow-moving inventory	(154,642)	(154,367)

Inventories, net	$491,779	$219,451

The Company periodically reviews its product inventories on hand. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Life	June 30,	December 31,
	(Years)	2006	2005

Construction in progress	n/a	$554,673	$535,463
Computer equipment	3	1,014,810	1,010,757
Furniture and fixtures	3-10	1,405,918	1,405,918
Equipment	3-10	9,139,653	9,197,693
Leasehold improvements	Shorter of economic lives or lease term	8,738,230	8,719,668

Subtotal		20,853,284	20,869,499
Less — accumulated depreciation		(7,782,469)	(6,418,872)

Property and equipment, net		$13,070,815	$14,450,627

8.	Intangible Assets

Intangible assets at June 30, 2006 and December 31, 2005 consist of the following:

	June 30, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Keflex brand rights	$10,954,272	$(2,190,864)	$8,763,408
Keflex non-compete agreement	251,245	(100,488)	150,757
Patents acquired	120,000	(78,000)	42,000

Intangible assets	$11,325,517	$(2,369,352)	$8,956,165

	December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Keflex brand rights	$10,954,272	$(1,643,148)	$9,311,124
Keflex non-compete agreement	251,245	(75,366)	175,879
Patents acquired	120,000	(72,000)	48,000

Intangible assets	$11,325,517	$(1,790,514)	$9,535,003

Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The Keflex brand rights are amortized over 10 years, the non-compete agreement with Eli Lilly and Company is amortized over 5 years, and certain acquired patents are amortized over 10 years.

Amortization expense for acquired intangible assets with definite lives was $289,419 and $578,838 for the three and six-month periods ended June 30, 2006 and 2005, respectively. For the year ending December 31, 2006 and for the next five years, annual amortization expense for acquired intangible assets is expected to be approximately $1.2 million per year for 2006, 2007 and 2008, and approximately $1.1 million for 2009 and 2010.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

9.	Accrued Expenses and Advances

Accrued expenses consist of the following:

	June 30,	December 31,
	2006	2005

Bonus	$589,596	$849,078
Professional fees	476,321	352,445
Sales and marketing expense	889,286	—
Severance — current portion	1,631,459	1,870,479
Insurance and benefits	194,060	179,109
Liability for exercised unvested stock options	18,632	42,770
Research and development expenses	1,947,763	1,546,469
Product returns	784,950	791,282
Other expenses	426,095	440,099
Advance payment for potential sale of Keflex assets	—	1,000,000

Total accrued expenses	$6,958,162	$7,071,731

Accrued Sales and Marketing

In connection with the commercialization of the Company’s new Keflex 750 mg product, the Company commenced sales and marketing activities. The accrued liability for sales and marketing represents the Company’s estimate for unbilled services provided by third parties for advertising, marketing, and contract sales activities as of June 30, 2006.

Accrued Severance

	Balance at			Balance at
Accrued Severance — 2006 Activity	December 31, 2005	Reversal	Cash Paid	June 30, 2006

2005 Workforce Reduction	$3,105,873	$(358,530)	$(837,238)	$1,910,105

Current portion	$1,870,479			$1,631,459
Noncurrent portion	1,235,394			278,646

	$3,105,873			$1,910,105

During the first six months of 2006, an executive was rehired for whom a severance charge had previously been recorded upon his termination in 2005. Upon his rehiring, the remaining accrued severance applicable to that individual of $358,530 that was no longer payable was reversed, and the benefit was recorded as a reduction in Selling, General and Administrative Expense.

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

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

10.	Borrowings

Total lines of credit and short-term debt consist of the following:

	June 30,	December 31,
	2006	2005

Merrill Lynch Capital term loan	$8,000,000	$—
Line of credit — equipment lender	47,093	115,389
Bank line of credit	—	1,377,023

Total lines of credit and loans	8,047,093	1,492,412
Less: Current portion	(8,047,093)	(895,204)

Lines of credit, noncurrent	$—	$597,208

On June 30, 2006, the Company entered into a $12 million senior secured credit facility with Merrill Lynch Capital, consisting of an $8 million term loan (“Term Loan”) and a $4 million revolving loan facility (“Revolving Loan”).

The Term Loan matures on June 30, 2009 and is payable in 36 equal monthly payments of principal. Interest on the outstanding balance of the Term Loan is payable monthly at an annual rate equal to the one-month LIBOR rate plus 5.0 percent. The Company borrowed the entire Term Loan commitment of $8 million at closing on June 30, 2006, and received net proceeds of $7,792,976. From the net loan proceeds, $987,008 was used to fully repay existing bank loans. The Company incurred $207,024 in debt issue costs, which are included as a component of Deposits and Other Assets and will be amortized using the effective interest method as additional interest expense over the expected 36 month loan term. If the Term Loan is prepaid, the Company is required to pay a prepayment fee of 2.0 percent, 1.25 percent, or 0.75 percent, if the prepayment is made within the first, second, or third years after closing (June 30, 2006), respectively.

The Revolving Loan commitment provides for up to $4 million in borrowing capacity with a commitment expiry date of March 30, 2010, with an interest rate equal to the one-month LIBOR plus 3.75 percent per annum. Credit available under the Revolving Loan is subject to certain borrowing base conditions based on eligible accounts receivable of the Company. The Revolving Loan commitment may also be used for the issuance of letters of credit, up to an aggregate amount of $1,000,000. There were no borrowings or letters of credit outstanding under this facility at June 30, 2006. An unused line fee of 0.045 percent per month is payable on the average unused daily balance of the Revolving Loan commitment. If the Revolving Loan commitment is terminated prior to the expiration date of March 30, 2010, the Company is required to pay a deferred commitment fee of 2.0 percent, 1.25 percent, 0.75 percent, or 0.25 percent of the Revolving Loan commitment amount if the termination is made within the first, second, third or fourth years after closing (June 30, 2006), respectively.

Pursuant to the credit and security agreement, the Company granted a security interest in substantially all of its assets existing at the date of closing as well as those acquired during the term of the agreement, to Merrill Lynch Capital, excluding intellectual property, which is subject to a negative pledge. The agreement does not require the issuance of stock warrants or other equity types of securities.

The agreement restricts the Company’s ability to incur additional debt, pay dividends, repurchase stock, or engage in specified other transactions outside the normal course of business, as long as borrowings are outstanding under the agreement. The credit and security agreement also requires the Company to be in compliance with certain financial covenants, including achievement of a minimum quarterly amount of revenue or, during the first three-month period of the agreement, a minimum value of products invoiced, and maintenance of a minimum liquidity level. Beginning with the quarter ending December 31, 2006 and continuing thereafter, the financial covenant for minimum quarterly revenue is $5,000,000, an amount which significantly exceeds quarterly revenue recorded by the Company in prior periods and which requires the successful commercialization and market acceptance of the Company’s Keflex 750mg product. In addition, the agreement contains a material adverse change clause under which the lender could accelerate the Company’s obligations under the credit and security agreement upon either

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

(1) the occurrence of an event that could reasonably be expected to result in a material adverse change, or (2) if the lender determines, in its good faith opinion, that there is a reasonable likelihood that the Company will fail to comply with one or more of the financial covenants during the succeeding financial reporting period. Due to the subjective acceleration clause, the entire outstanding balance of the term loan is classified as a current liability, pursuant to FASB Technical Bulletin 79-3, “Subjective Acceleration Clauses in Long-Term Debt Agreements.”

If the Company borrows in the future under the Revolving Loan commitment, the balance would be classified as a current liability, because the loan agreement contains both a subjective acceleration clause and a requirement to maintain a lock-box arrangement whereby remittances from the Company’s customers immediately reduce the outstanding obligation. In accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include Both a Subjective Acceleration Clause and a Lock-box Arrangement,” indebtedness under a revolving credit facility containing such provisions should be considered a short-term liability.

11.	Stock Option Plan

The Company currently grants stock options under the Stock Incentive Plan (the “Plan”). The number of shares available for issuance under the Plan is 7,848,182.

Options granted under the Plan may be incentive stock options or non-statutory stock options. Stock purchase rights may also be granted under the Plan. Incentive stock options may only be granted to employees. The compensation committee of the Board of Directors determines the period over which options become exercisable. Options granted to employees, consultants and advisors normally vest over a 4-year period. Options granted to directors, upon their initial appointment or election, vest monthly over periods of 36 or 48 months. Annual director grants vest monthly over 12 months. The exercise price of incentive stock options and non-statutory stock options shall be no less than 100% of the fair market value per share of the Company’s common stock on the grant date. The term of all options is 10 years. As of June 30, 2006, there were 1,922,638 shares of common stock available for future option grants.

The following table summarizes the activity of the Company’s stock option plan for the six months ended June 30, 2006:

	Number of	Weighted-Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Remaining Term	Value

Outstanding, December 31, 2005	4,095,417	$4.79
Granted	1,102,120	1.91
Exercised	(496,489)	0.56
Cancelled	(426,739)	7.27

Outstanding, June 30, 2006	4,274,309	$4.27	8.4 years	$3,411,687

Exercisable, June 30, 2006	1,955,859	$5.40	7.8 years	$1,246,421

The total intrinsic value of options exercised during the six months ended June 30, 2006 was $577,590. Cash received by the Company upon the issuance of shares from option exercises was $276,702. The Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s nonvested options as of and for the six months ended June 30, 2006 is presented below:

		Weighted Average
	Number of Nonvested	Grant Date
	Stock Options	Fair Value

Outstanding, December 31, 2005	2,009,729	$4.21
Granted	1,102,120	1.34
Vested	(568,274)	4.08
Forfeited	(26,608)	2.72

Outstanding, June 30, 2006	2,516,967	$3.00

12.	Stock-Based Compensation

The Company has recorded stock-based compensation expense for the grant of stock options to employees and to nonemployee consultants as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Stock-Based Compensation Expense:	2006	2005	2006	2005

Employees:
SFAS 123R fair-value method	$908,323	$—	$1,591,011	$—
APB 25 intrinsic value method	—	470,758	—	977,088

Subtotal — Employees	908,323	470,758	1,591,011	977,088
Nonemployee consultants:
Amortization of variable stock-based compensation	(7,299)	(148,743)	170,107	(136,764)

Total	$901,024	$322,015	$1,761,118	$840,324

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Included in Income Statement Captions as Follows:	2006	2005	2006	2005

Research and development expense	$352,785	$33,910	$706,314	$236,517
Selling, general and administrative expense	548,239	288,105	1,054,804	603,807

Total	$901,024	$322,015	$1,761,118	$840,324

Employees.  Prior to January 1, 2006, the Company’s share-based awards were accounted for by the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). This Statement replaces SFAS No. 123 and supersedes APB 25. SFAS 123R requires that employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. The Company adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense under the Statement on a prospective basis only. Accordingly, prior period financial statements have not been restated. Under this transition method, stock-based compensation cost for the first and second quarters of 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the fair value provisions of SFAS 123R.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

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

SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to share-based compensation rather than recognizing forfeitures as a reduction in expense as they occur. Prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred as permitted under previous accounting standards. The cumulative effect adjustment of adopting the change in estimating forfeitures was not considered material to the financial statements upon implementation as of January 1, 2006 or for the six months ended June 30, 2006.

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

As of June 30, 2006, the total unrecognized compensation cost related to nonvested stock awards was $3,656,312, and the related weighted-average period over which it is expected to be recognized is approximately 2.0 years.

As a result of the adoption of SFAS 123R, the Company’s net loss for the three and six months ended June 30, 2006 was approximately $739,000 and $1,250,000, respectively, higher than it would have been under the Company’s previous intrinsic value method of accounting for share-based compensation. Basic and diluted net loss per common share for the three and six months ended June 30, 2006 were negatively impacted by the change in accounting method by approximately $0.02 and $0.04 per share, respectively. The adoption of SFAS 123R had no effect on the Company’s operating cash flows or financing cash flows, as the Company has not realized the benefits of tax deductions in excess of recognized compensation costs due to its net operating loss position.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of SFAS 123 to options granted under the Company’s stock-based compensation plan for the three and six-month periods ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense using a graded vesting schedule with forfeitures recognized as a reduction in expense as they occur.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net loss, as reported	$(9,312,832)	$(20,701,435)
Add — Stock-based employee compensation expense determined under the intrinsic value method	470,758	977,088
Less — Stock-based employee compensation expense determined under the fair value based method	(1,845,824)	(3,887,529)

Pro forma net loss applicable to common stockholders	$(10,687,898)	$(23,611,876)

Net loss per share:
Basic and diluted, as reported	$(0.34)	$(0.82)

Basic and diluted, pro forma	$(0.39)	$(0.94)

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of options granted to employees during the six months ended June 30, 2006 and 2005 was $1.34 and $2.78 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for grants in 2006 and 2005:

	June 30,
	2006	2005

Expected term (in years)	6.25	5
Risk-free interest rate	4.56%	3.69%
Volatility	75.0%	80.0%
Dividend yield	0%	0%

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

Non-employee Consultants.  The Company has recorded stock-based compensation expense for options granted to non-employee consultants and Scientific Advisory Board (SAB) members in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” based on the fair value of the equity instruments issued. Stock-based compensation for options granted to non-employee consultants and SAB members is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company recognizes an expense for such options throughout the vesting period as the services are provided by the non-employee consultants and SAB members, based on the fair value of the options at each reporting period. The options are valued using the Black-Scholes option pricing model. As of June 30, 2006, the balance of unamortized stock-based compensation for options granted to non-employees was approximately $50,000. This amount will be adjusted based on changes in the fair value of the options at the end of each reporting period. As of June 30, 2006, 117,929 options are outstanding and exercisable for non-employee consultants.

13.	Employee Stock Purchase Plan

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

14.	Commitments and Contingencies

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

Our Business

Advancis Pharmaceutical Corporation was incorporated in Delaware in December 1999 and commenced operations on January 1, 2000. We are a pharmaceutical company focused on developing and commercializing anti-infective drug products that fulfill unmet medical needs in the treatment of infectious disease. We are developing a portfolio of drugs based on the novel biological finding that bacteria exposed to antibiotics in front-loaded, sequential bursts, or pulses, are killed more efficiently than those exposed to standard antibiotic treatment regimens. We currently have 21 issued U.S. patents and one issued foreign patent covering our proprietary once-a-day pulsatile delivery technology called PULSYS. We have initially focused on developing PULSYS product candidates utilizing approved and marketed drugs that no longer have patent protection or that have patents expiring in the next several years. Our lead pulsatile product candidate, based on the antibiotic amoxicillin, is currently under evaluation in a Phase III clinical trial and our Keflex PULSYS product candidate, based on the antibiotic cephalexin, is currently under evaluation in a Phase I clinical trial. We also have a number of additional pulsatile product candidates in preclinical development. We acquired the U.S. rights to Keflex (cephalexin) from Eli Lilly in 2004. We currently sell our line of Keflex products to wholesalers in both capsule and powder formulations. In May 2006, we received U.S. Food and Drug Administration (FDA) approval for two additional Keflex strengths — 333mg capsules and 750mg capsules. We will initially focus our commercialization initiatives solely on the Keflex 750mg capsules. In support of the launch of the Keflex 750mg capsules, and in anticipation of our first potential pulsatile product, Amoxicillin PULSYS, we have entered into an agreement with a contract sales organization for the deployment of 75 contract sales representatives across the United States. We have also entered into agreements with third-party contract manufacturers for the commercial supply of our products.

General

Our future operating results will depend largely on our ability to successfully develop and commercialize our lead product, Amoxicillin PULSYS, successfully commercializing our new Keflex products, and the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in our 2005 Annual Report on Form 10-K.

Management Overview of the Second Quarter of 2006

The following is a summary of key events that occurred during and subsequent to the second quarter of 2006.

Amoxicillin PULSYS product development

•	In September 2005, after extensive study of the data from our unsuccessful Amoxicillin PULSYS Phase III clinical trials, we decided to conduct a new Phase III clinical trial for adults and adolescents, extending the length of treatment from seven days to 10 days, using our existing formulation of Amoxicillin PULSYS. Our Phase III trial began in November 2005 and is designed to support product approval for Amoxicillin PULSYS for the treatment of adolescents and adults with acute pharyngitis and/or tonsillitis due to Group A streptococcal infections. Study enrollment concluded on May 31, 2006, with a total of 620 patients, and the trial data is currently under review and analysis by our contract research organization. We expect to receive and to publicly report top-line results, including the trial’s primary and secondary endpoints, in August 2006.

Keflex Capsules (Cephalexin, USP) — Marketed Products and Product Development

•	In the second quarter of 2006, net sales of our branded capsule and powder for oral suspension Keflex products were approximately $0.3 million. For the first six months of 2006, net sales of Keflex products were approximately $1.2 million. These sales consist solely of 250mg and 500mg capsules.

•	On May 12, 2006, the FDA approved our supplemental New Drug Application (NDA) for two new strengths of our Keflex antibiotic. We received approval to market 333mg and 750mg Keflex capsules. In June 2006, we announced that we entered into an agreement with Innovex, the commercialization division of Quintiles Transnational Corp., to provide us contract sales and marketing services in support of the new Keflex 750mg strength. Terms of the agreement include the training, hiring, and deployment of 75 contract sales representatives targeting high Keflex-prescribing physicians across the United States. On July 25, 2006, we announced that Keflex 750mg capsules had been manufactured, packaged, and were shipping to pharmacies nationwide. Our sales representatives began directly promoting Keflex 750mg capsules to targeted physicians as well as providing patient starter samples in late July 2006.

•	We continued development of a PULSYS version of Keflex, having completed a third Phase I study in the second quarter of 2006, evaluating the pharmacokinetic profile of various combinations of pulsatile cephalexin formulations.

$12 Million Credit Facility Completed

•	On June 30, 2006, we closed a $12 million secured credit facility with Merrill Lynch Capital, consisting of an $8 million term loan and a $4 million revolving loan facility. The term loan was drawn in its entirety at closing, and matures in three years. The revolving loan facility matures 45 months from the closing date, and credit available under this facility will be determined based on a percentage of our accounts receivable. We expect to use the proceeds from the credit facility for working capital and plan to repay borrowings with cash flow from operations.

Focus for Remainder of 2006

Our primary focus for the remainder of 2006 will be on the completion of our Amoxicillin PULSYS Phase III clinical trial for adults and adolescents and on the commercialization of our Keflex 750mg capsules. If our Amoxicillin PULSYS trial is successful, we anticipate completing an NDA supporting product approval and to file the NDA with the FDA by year-end 2006 or early 2007. We will continue promoting the new Keflex 750mg capsules through our 75 contract sales representatives and eight Advancis district sales managers to targeted U.S. physicians throughout the remainder of 2006 and into 2007. We will also continue pre-clinical development of a once-daily version of cephalexin PULSYS.

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

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses for services performed and liabilities incurred. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated accrued expenses for services include professional service fees, such as lawyers and accountants, contract service fees, such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees paid to our contract sales organization, and fees paid to contract manufacturers in conjunction with the production of clinical materials. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often judgmental. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles. We also make estimates for other liabilities incurred, including health insurance costs for our employees. We are self-insured for claims made under our health insurance program and record an estimate at the end of a period for claims not yet reported. Our risk exposure is limited, as claims over a maximum amount are covered by an aggregate stop loss insurance policy.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). The Company adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense under the Statement on a prospective basis only. Accordingly, prior period financial statements have not been restated. Under this transition method, stock-based compensation cost for the first and second quarters of 2006 include (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the fair value provisions of SFAS 123R.

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

Income Taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not recorded any tax provision or benefit for the three and six-month periods ended June 30, 2006 or 2005. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured at December 31, 2005 and June 30, 2006.

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (SFAS 123R), a revision of SFAS 123, “Accounting for Stock-based Compensation.” SFAS 123R requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option pricing model, and eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting for share-based payments. We selected the modified prospective method of adoption. Under this method, compensation expense recognized by us for the three and six months ended June 30, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated. See Notes 10 and 11 to the financial statements for more details on stock-based compensation.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“SFAS 109”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, of FIN 48 on our financial statements.

Research and Development Expenses

We expect our research and development expenses to be significant as we continue to develop our product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, and costs of facilities. We expense research and development costs as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies

Summary of Product Development Initiatives.  The following table summarizes our product development initiatives for the three and six-month periods ended June 30, 2006 and 2005. Included in this table is the research and development expense recognized in connection with each product candidate currently in clinical development and all preclinical product candidates as a group.

	Three Months Ended		Six Months Ended		Clinical
	June 30,		June 30,		Development
	2006	2005	2006	2005	Phase

Direct Project Costs(1)
Amoxicillin PULSYS(2)	$3,510,000	$6,475,000	$7,643,000	$16,503,000	Phase III
Keflex Product Development	1,225,000	822,000	2,321,000	1,551,000	Phase I
Other Product Candidates	287,000	511,000	351,000	776,000	Preclinical

Total Direct Project Costs	5,022,000	7,808,000	10,315,000	18,830,000

Indirect Project Costs(1)
Facility	733,000	923,000	1,522,000	1,827,000
Depreciation	618,000	672,000	1,250,000	1,316,000
Other Indirect Overhead	389,000	825,000	876,000	1,495,000

Total Indirect Expense	1,740,000	2,420,000	3,648,000	4,638,000

Total Research & Development Expense	$6,762,000	$10,228,000	$13,963,000	$23,468,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

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

Amoxicillin PULSYS

We previously conducted two Amoxicillin PULSYS Phase III clinical trials in 2004/2005 for the treatment of adolescents/adults and children with acute pharyngitis and/or tonsillitis due to Group A streptococcal infections (strep throat) that failed to achieve their desired microbiological and clinical endpoints. Both trials failed to achieve eradication rates that were statistically non-inferior to the four-times-a-day comparator therapy and also failed to reach the 85 percent eradication rate necessary for FDA approval as a first-line therapy for strep throat. Following extensive analysis of data from our prior Amoxicillin PULSYS clinical trials, we decided to conduct a redesigned Phase III trial in adults and adolescents and to extend the length of treatment for our product candidate from seven days to 10 days. On November 9, 2005, Advancis began enrolling patients into our new Phase III trial for our Amoxicillin PULSYS product candidate in adults and adolescents with strep throat. The study completed enrollment with 620 patients on May 31, 2006 and we expect to publicly report top-line results in August 2006. If the trial is successful, we expect to file a 505 (b) (2) New Drug Application with the FDA for the adult product in late 2006 or early 2007. If approved, Amoxicillin PULSYS may be the first and only once-daily amoxicillin treatment of pharyngitis/tonsillitis approved in the United States. Even if our Amoxicillin PULSYS product candidate is approved by the FDA, the earliest we could launch Amoxicillin PULSYS would be by the end of 2007. These forward-looking statements are based on information available to us at this time. Actual results could differ because our trial results could be delayed or unsuccessful or due to delays in FDA approval, which may never occur.

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

Keflex Products	Key Indication(s)	Status	Marketing Rights

Keflex Capsules — 250 mg and 500 mg	Skin and skin structure infections; upper respiratory tract infections	FDA-approved	U.S. and Puerto Rico rights
Keflex Powder for Oral Suspension — 125 mg and 250 mg	Skin and skin structure infections; upper respiratory tract infections	FDA-approved	U.S. and Puerto Rico rights
Keflex Line Extension products — 333 mg capsules and 750 mg capsules(1)	Skin and skin structure infections; upper respiratory tract infections	FDA-approved	U.S. and Puerto Rico rights

(1)	On May 12, 2006, we received approval of our supplemental NDA (sNDA) to the Food & Drug Administration requesting approval of Keflex 333mg capsules and 750mg capsules.

In addition to assuming sales and marketing responsibilities for Keflex, we have initiated a research program with the goal of developing a once-a-day cephalexin product utilizing our proprietary once-a- day PULSYS dosing technology. In the event we are able to develop and commercialize a PULSYS-based Keflex product, another cephalexin product relying on the acquired NDAs, or other pharmaceutical products using the acquired trademarks, Eli Lilly will be entitled to royalties on these new products. Royalties are payable on a new product by new product basis for five years following the first commercial sale for each new product, up to a maximum aggregate royalty per calendar year. All royalty obligations with respect to any defined new product cease after the fifteenth anniversary of the first commercial sale of the first defined new product.

In May 2006, we announced that the U.S. Food and Drug Administration (FDA) approved our supplemental NDA for two new Keflex strengths — 333mg capsules and 750mg capsules. Following FDA approval, we commenced commercialization initiatives focused solely on the Keflex 750mg capsules through a targeted and dedicated national contract sales force of 75 sales representatives and eight Advancis district sales managers.

Advancis, along with our contract sales organization, Innovex, the commercialization division of Quintiles Transnational Corp., completed extensive sales representative training in July 2006. We shipped Keflex 750mg capsules to pharmacies nationwide, and sales representatives began promoting the product on July 17, 2006.

Results of Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Revenues.  We recorded revenues of $336,000 and $3,201,000 during the three month periods ended June 30, 2006 and 2005, respectively, as follows:

	Three Months Ended June 30,
	2006	2005

Keflex product sales — net	$336,000	$1,031,000
Amortization of upfront license fee — Par amoxicillin	—	285,000
Reimbursement of development costs — Par amoxicillin	—	1,885,000

Total	$336,000	$3,201,000

Net product sales consist primarily of shipments of the Keflex 250 and 500 milligram strengths to wholesalers. In the past, we have not actively promoted the Keflex 250mg and 500mg products. As a result, our quarterly sales results have been based primarily on the ordering patterns of our wholesaler customers, which can be variable. Net revenues for the second quarter of 2006 of $0.3 million, consisting entirely of net product sales of Keflex 250 and 500 capsules, are lower than the net Keflex product sales of $1.0 million in the second quarter of 2005. The decrease in Keflex sales compared to prior periods was mainly due to a net reduction in orders received from our wholesaler customers for our Keflex 250 and 500 products. In addition, there is increasing substitution of generic cephalexin for prescriptions of existing 250mg and 500mg Keflex brand capsules. Net product sales in the prior year also included approximately $215,000 revenue from Keflex powder for oral suspension, including initial wholesaler stocking, but net sales of this product in 2006 were insignificant.

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

Cost of Product Sales.  Cost of product sales represents the purchase cost of the Keflex products sold during the quarter as well as royalties, if applicable. Cost of product sales declined from $103,000 in 2005 to $25,000 in 2006, as a result in the decline in sales from 2005.

Research and Development Expenses.  Research and development expenses were lower by $3.5 million, or 34%, to $6.8 million for the three months ended June 30, 2006 compared to $10.2 million for the three months ended June 30, 2005. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

The following table discloses the components of research and development expenses reflecting all of our project expenses.

	Three Months Ended
	June 30,
Research and Development Expenses	2006	2005

Direct project costs:
Personnel, benefits and related costs	$1,540,000	$2,172,000
Stock-based compensation	353,000	34,000
Contract R&D, consultants, materials and other costs	1,055,000	2,873,000
Clinical trials	2,074,000	2,729,000

Total direct costs	5,022,000	7,808,000
Indirect project costs	1,740,000	2,420,000

Total	$6,762,000	$10,228,000

Direct costs decreased $2.8 million compared to 2005, primarily because our 2005 results reflect the costs of conducting two Phase III amoxicillin studies concurrently, compared to only one Phase III study in progress in the second quarter of 2006. A $3.2 million reduction in amoxicillin and other direct project costs was partially offset by an increase of $0.4 million in expenses related to the development of new Keflex products in 2006.

The decline in personnel, benefits and related costs in 2006 was the result of a reduction in staff that occurred in the third quarter of 2005.

Indirect project costs decreased by $0.7 million, due to the beneficial effect of lower headcount on indirect categories such as travel costs, office and general lab supplies, and equipment related expense.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 84% to $4.5 million for the three months ended June 30, 2006 from $2.4 million for the three months ended June 30, 2005.

	Three Months Ended
	June 30,
Selling, General and Administrative Expenses	2006	2005

Salaries, benefits and related costs	$616,000	$587,000
Stock-based compensation	548,000	288,000
Legal and consulting expenses	169,000	252,000
Marketing launch costs	970,000	—
Contract sales expenses	648,000	—
Other expenses	1,508,000	1,298,000

Total	$4,459,000	$2,425,000

Selling, general and administrative expenses consist of salaries and related costs for executive and other administrative personnel, selling and product distribution costs, professional fees and facility costs. Increases totaled $2.0 million for the quarter compared to 2005, as we prepared for product launch of our Keflex line extension. Salaries, benefits and related costs increased in 2006 compared to 2005 due primarily to eight district sales manager positions staffed during the quarter. Stock-based compensation expense reflects the impact of adoption of SFAS 123R, which commenced January 1, 2006. Marketing launch costs of $1.0 million reflect advertising and other marketing costs such as package design, travel costs, and launch consulting, while contract sales expenses of $0.6 million include costs related to the contract sales organization engaged to assist in the launch and ongoing selling of our Keflex products.

Net Interest Income (Expense).  Net interest income in the three months ended June 30, 2006 was $208,000 compared to net interest income of $243,000 in the three months ended June 30, 2005. Although interest rates were higher, net interest income was lower in 2006 due to significantly reduced cash and investment balances versus 2005. Proceeds from the $8 million term loan were received at the end of the quarter, and thus were not available for investment during the period.

	Three Months Ended June 30,
	2006	2005

Interest income	$233,000	$274,000
Interest expense	(25,000)	(31,000)

Total, net	$208,000	$243,000

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Revenues.  We recorded revenues of $1,197,000 and $7,827,000 during the six-month periods ended June 30, 2006 and 2005, respectively, as follows:

	Six Months Ended
	June 30,
	2006	2005

Keflex product sales — net	$1,197,000	$2,030,000
Amortization of upfront licensing fees — Par amoxicillin	—	702,000
Reimbursement of development costs — Par amoxicillin	—	5,095,000

Total	$1,197,000	$7,827,000

Net product sales consist primarily of shipments of the Keflex 250 and 500 milligram strengths to wholesalers. In the past, we have not actively promoted the Keflex 250mg and 500mg products. As a result, our quarterly sales results have been based primarily on the ordering patterns of our wholesaler customers, which can be variable. Net revenues for the six months ended June 30, 2006 of $1.2 million, consisting entirely of net product sales of Keflex

250 and 500 capsules, are lower than the net Keflex product sales of $2.0 million in the six months ended June 30, 2005. The decrease in Keflex sales compared to prior periods was mainly due to a net reduction in orders received from our wholesaler customers for our Keflex 250 and 500 products. In addition, there is increasing substitution of generic cephalexin for prescriptions of existing 250mg and 500mg Keflex brand capsules. In addition, net product sales in the prior year included approximately $215,000 revenue from Keflex powder for oral suspension, including initial wholesaler stocking, but net sales of this product in 2006 were insignificant.

Reimbursement of development costs revenue in 2005 of $5,095,000 related to the Par Amoxicillin collaboration agreement was recognized based on the related costs incurred. The contract was terminated in August 2005, and the remaining balance of non-refundable payments was recognized in revenue; therefore, there are no similar collaboration revenues in 2006.

Cost of Product Sales.  Cost of product sales represents the purchase cost of the Keflex products sold during the period, together with royalties due on the sale of certain products. Cost of product sales was $78,000 for the six months ended June 30, 2006 versus $179,000 for the comparable period of 2005. The decline is due to lower sales in the quarter, and to a lesser extent a change in product mix due to lack of significant oral suspension sales in 2006.

Research and Development Expenses.  Research and development expenses declined by $9.5 million, or 41%, to $14.0 million for the six months ended June 30, 2006 compared to $23.5 million for the six months ended June 30, 2005.

The following table discloses the components of research and development expenses reflecting all of our project expenses.

	Six Months Ended
	June 30,
Research and Development Expenses	2006	2005

Direct project costs:
Personnel, benefits and related costs	$2,954,000	$4,556,000
Stock-based compensation	706,000	237,000
Contract R&D, consultants, materials and other costs	1,574,000	4,920,000
Clinical trials	5,080,000	9,117,000

Total direct costs	10,314,000	18,830,000
Indirect project costs	3,649,000	4,638,000

Total	$13,963,000	$23,468,000

Direct costs declined $8.5 million due primarily to the decrease in amoxicillin project costs from 2005 of $8.9 million, as in 2005 we had two phase III trials underway versus one phase III trial in 2006. Keflex development efforts were increased in 2006, resulting in an increased expense of $0.8 million versus 2005, while other projects overall decreased by $0.4 million for the period.

Contract research and development, consulting, materials and other direct costs decreased $3.3 million, and clinical trials expense declined by $4.0 million, as we are conducting one phase III amoxicillin study in 2006 compared to two in 2005. Personnel and related costs reflected lower staffing in 2006 due to a reduction in force implemented in the second half of 2005, and increased stock-based compensation reflects the impact of adoption of SFAS 123R effective January 1, 2006.

Indirect project costs also decreased by $1.0 million, reflecting lower facility costs related to consolidation of our offices, lower travel and other personnel-related costs due to the lower headcount in 2006 compared to 2005, and lower consulting and other costs supporting research and development activities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.7 million, or 32%, to $6.9 million for the six months ended June 30, 2006 from $5.3 million for the six months ended June 30, 2005.

	Six Months Ended
	June 30,
Selling, General and Administrative Expenses	2006	2005

Salaries, benefits and related costs	$1,045,000	$1,365,000
Severance costs	(359,000)	—
Stock-based compensation	1,055,000	604,000
Legal and consulting expenses	657,000	723,000
Marketing launch costs	1,086,000	—
Contract sales expenses	648,000	—
Other expenses	2,800,000	2,563,000

Total	$6,932,000	$5,255,000

Lower salaries, benefits and related costs of $0.3 million are due to lower headcount compared to 2005 as a result of the reduction in force implemented in the third quarter of 2005. Severance charges of $0.4 million recognized in the third quarter of 2005 were reversed in 2006 upon the rehiring of an executive prior to the expiration of his severance benefits. Stock-based compensation expense reflects the impact of adoption of SFAS 123R effective with the first quarter of 2006.

We initiated Keflex 750mg product launch activities, such as advertising and the recruiting of sales representatives by our contract sales organization, during the first half of 2006, resulting in marketing and selling expense of $1.7 million in advance of actual product launch, which commenced in July 2006.

Net Interest Income (Expense).  Net interest income in the six months ended June 30, 2006 was $477,000 compared to net interest income of $372,000 in the six months ended June 30, 2005. Interest income was higher in 2006 primarily due to increased short-term interest rates.

	Six Months Ended
	June 30,
	2006	2005

Interest income	$527,000	$436,000
Interest expense	(50,000)	(64,000)

Total, net	$477,000	$372,000

Liquidity and Capital Resources

We have funded our operations principally with the proceeds of $54.5 million from a series of five preferred stock offerings and one issue of convertible notes over the period 2000 through 2003, the net proceeds of $54.3 million from our initial public offering in October 2003, and a private placement of common stock for net proceeds of $25.8 million in April 2005. In addition, we have received funding of $8.0 million and $28.25 million from GlaxoSmithKline and Par Pharmaceutical, respectively, as a result of collaboration agreements for the development of new products. Since July 2004, we have also received cash from sales of our Keflex products. We received a $1.0 million advance payment in 2005 from a potential buyer of our Keflex brand, which we recognized in income in 2006 as the sale was not completed. In the second quarter of 2006, we received net proceeds of $6.9 million from a term loan, net of the payoff of existing debt.

Cash and Marketable Securities

At June 30, 2006 cash, cash equivalents and marketable securities were $20.9 million compared to $29.4 million at December 31, 2005.

	June 30,	December 31,
	2006	2005

Cash and cash equivalents	$15,321,000	$18,117,000
Marketable securities	5,573,000	11,314,000

Total	$20,894,000	$29,431,000

Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities are also highly-liquid investments and are classified as available-for-sale, as they can be utilized for current operations. Our investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/ P1. Our objective is to limit the investment portfolio to a maximum average duration of approximately one year, with no individual investment exceeding a two-year duration. At June 30, 2006 no security was held with a maturity greater than 6 months from that date.

Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Cash Flow

The following table summarizes our sources and uses of cash and cash equivalents for the six-month periods ending June 30, 2006 and 2005.

	Six Months Ended
	June 30,
	2006	2005

Net cash used in operating activities	$(15,397,000)	$(13,344,000)
Net cash provided by investing activities	5,977,000	7,296,000
Net cash provided by financing activities	6,624,000	25,280,000

Net decrease in cash and cash equivalents	$(2,796,000)	$19,232,000

	Six Months Ended
	June 30,
Operating Activities	2006	2005

Cash receipts:
Cash received from product sales	$1,885,000	$1,958,000
Cash received from collaboration partners	—	9,500,000
Interest income received and other	951,000	716,000

Total cash receipts	2,836,000	12,174,000

Cash disbursements:
Cash paid for employee compensation and benefits	4,954,000	6,407,000
Cash paid to vendors, suppliers, and other	13,279,000	19,111,000

Total cash disbursements	18,233,000	25,518,000

Net cash used in operating activities	$(15,397,000)	$(13,344,000)

Although Keflex sales declined 41 percent in the first half of 2006 as compared to 2005, cash received from product sales in 2006 declined only 4 percent due to strong sales in the fourth quarter of 2005, of which related accounts receivable was collected in the first quarter of 2006. Cash received from collaboration partners in 2005 was a result of the Par collaboration, which was terminated in August 2005. The decrease in cash paid for employee-related expenses reflects lower headcount in 2006 due to the reduction in force implemented in the third quarter of 2005, and cash paid to vendors and others reflect reduced clinical trial costs in 2006, as we are conducting one Phase III trial compared to two Phase III trials in the comparison period of 2005.

	Six Months Ended
	June 30,
Investing Activities	2006	2005

Cash receipts:
Sale of marketable securities, net of purchases	$15,155,000	$8,705,000
Restricted cash	730,000	—
Proceeds from sale of fixed assets	25,000	—

Total cash receipts	15,910,000	8,705,000

Cash disbursements:
Purchase of marketable securities	9,632,000	—
Restricted cash	—	10,000
Property and equipment purchases and deposits	301,000	1,399,000

Total cash disbursements	9,933,000	1,409,000

Net cash provided by investing activities	$5,977,000	$7,296,000

Investing activities in 2006 consisted primarily of purchases or maturities of marketable securities, from which some net proceeds were transferred to cash to fund operations. Restricted cash was released as collateral upon payoff of existing debt ($0.5 million) and as provided for in a facilities lease agreement ($0.2 million). Purchases of equipment slowed versus 2005, as we have reduced need for additional equipment pending trial results later in 2006.

	Six Months Ended
	June 30,
Financing Activities	2006	2005

Cash receipts:
Proceeds from issuance of debt, net	$7,793,000	$—
Proceeds from private placement of common stock, net	—	25,770,000
Proceeds from exercise of stock options	276,000	21,000

Total cash receipts	8,069,000	25,791,000

Cash disbursements:
Payments on lines of credit	1,445,000	511,000

Net cash provided by investing activities	$6,624,000	$25,280,000

Major financing activities include a private placement of common stock in 2005, and a term loan in 2006. The increase in proceeds from option exercises was due to terminated employees exercising prior to expiration of their options. Repayment of lines of credit increased as all outstanding equipment loans with M&T Bank were paid off from the proceeds of the new term loan.

Borrowings

We are a party to credit facilities with an aggregate outstanding amount of $8.1 million, including an equipment financing loan with $47,000 remaining, a $12 million senior secured credit facility with Merrill Lynch Capital of which $8.0 million has been drawn, and a loan agreement with a local government development fund, as described in the following table.

	As of June 30, 2006
			Remaining
		Amount	Amount
Debt Obligations	Interest Rates	Outstanding	Available

GE Capital term loan	Fixed rate — 8.45%	$47,000	$—
Montgomery County development loan	Fixed rate — 5.00%	75,000	—
Merrill Lynch Capital term loan	Variable rate — LIBOR plus 5%	8,000,000	—
Merrill Lynch Capital revolving loan	Variable rate — LIBOR plus 3.75%	—	4,000,000

Totals		$8,122,000	$4,000,000

The $12 million senior secured credit facility with Merrill Lynch Capital consists of an $8 million term loan and a $4 million revolving loan facility. We used the proceeds from the credit facility to repay existing indebtedness to M&T Bank of approximately $1 million, and anticipate using the remaining proceeds for general corporate purposes.

The $8 million Term Loan was drawn in its entirety at closing on June 30, 2006, and carries a maturity of three years, with equal monthly payments of principal. This loan is classified as a current liability due to the existence of a subjective acceleration clause which could, under certain circumstances, require the entire amount outstanding to be repaid within one year. Interest on the outstanding balance of the Term Loan is payable monthly at an annual rate equal to the one month LIBOR rate plus 5 percent. We issued no stock warrants or other dilutive securities in conjunction with the creation of the credit facility, and expect to repay the loan with cash flow from operations.

The Revolving Loan provides for an additional $4 million in potential borrowing capacity, subject to a borrowing base calculation based on eligible accounts receivable. It has a maturity of 45 months from closing, with an interest rate equal to the one month LIBOR plus 3.75 percent.

Pursuant to the credit and security agreement, we granted a security interest in substantially all of our assets existing at the date of closing as well as those acquired during the term of the agreement, to Merrill Lynch Capital, excluding intellectual property, which is subject to a negative pledge. The agreement does not require the issuance of stock warrants or other equity types of securities.

The agreement restricts our ability to incur additional debt, pay dividends, repurchase stock, or engage in specified other transactions outside the normal course of business, as long as borrowings are outstanding under the agreement. The credit and security agreement also requires us to be in compliance with certain financial covenants, including achievement of a minimum quarterly amount of revenue or, during the first three-month period of the agreement, a minimum value of products invoiced, and maintenance of a minimum liquidity level. Beginning with the quarter ending December 31, 2006 and continuing thereafter, the financial covenant for minimum quarterly revenue is $5,000,000, an amount which significantly exceeds quarterly revenue recorded by the Company in prior periods and which requires the successful commercialization and market acceptance of the Company’s Keflex 750mg product. In addition, the agreement contains a material adverse change clause under which the lender could accelerate the our obligations under the credit and security agreement upon either (1) the occurrence of an event that could reasonably be expected to result in a material adverse change, or (2) if the lender determines, in its good faith opinion, that there is a reasonable likelihood that we will fail to comply with one or more of the financial covenants during the succeeding financial reporting period. Due to the subjective acceleration clause, the entire outstanding balance of the term loan is classified as a current liability, pursuant to FASB Technical Bulletin 79-3, “Subjective Acceleration Clauses in Long-Term Debt Agreements.”

We do not currently hedge any borrowings.

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

We have entered into a manufacturing agreement with Ceph International Corporation, a subsidiary of Patheon, Inc., for the manufacturing of our Keflex products. The agreement contains a provision for minimum purchase requirements, based on our rolling-annual production forecast. We estimate that our potential liability for the minimum purchase requirement as of June 30, 2006, is approximately $4 million.

We have entered into an agreement with Innovex, a division of Quintiles, for contract sales services. Innovex is providing 75 sales representatives dedicated to promotion of the Keflex 750 product. We have a commitment to pay fees to Innovex to cover the costs of the sales force, as well as related expenses. We estimate this commercial commitment as an expense of approximately $14 million over the next 18 months. The agreement is cancelable at our option, which we would consider exercising if the Keflex 750 launch is not successful. The cost of termination would be approximately $1 million.

We have entered into a $12 million credit facility with Merrill Lynch Capital, under which an $8 million term loan is outstanding as of June 30, 2006. The principal is repayable in 36 equal monthly installments of $222,222 with interest payable at LIBOR plus 5 percent per annum.

Prospective Information

We expect to incur losses from operations for the foreseeable future. We expect to continue to incur substantial research and development expenses in 2006, including expenses related to preclinical testing and clinical trials. We expect that our selling and marketing expenses will increase after the first quarter of 2006, as we continue the commercial launch of our Keflex 750mg. If the launch is successful, we will collect cash on these incremental sales which would offset some or all of our increased selling and marketing expenses in 2006. We believe the Keflex line extension products, primarily the 750mg capsules, have the potential to generate significant cash in excess of selling costs in 2007. We also expect a limited window of opportunity for these products, approximating 18 to 24 months, should generic pharmaceutical companies decide to compete with our line extension products.

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

After receiving the results in June and July 2005 of our unsuccessful pediatric and adult Phase III trials, we conducted an intensive analysis of the data with the intent to reach a conclusion regarding the future of our Amoxicillin PULSYS development program. In September 2005, we decided to continue our Amoxicillin PULSYS development program and to conduct a new Phase III clinical trial. In July and September 2005, we reduced our workforce by approximately 38% as part of an initiative to reduce operating expenses. The cost reduction enhances our ability to rely on our existing resources to fund our operations over the next year. The launch of the Keflex 750mg capsules is underway and, we believe, has the potential to generate significant cash flow in excess of its incremental production, sales and marketing costs. In addition, the closing of the $12 million Merrill Lynch Capital credit facility provides us with financial flexibility. We believe that our cash, cash equivalents and marketable securities of $20.9 million on hand as of June 30, 2006, together with cash receipts in 2006 and 2007 from sales of our Keflex products, provide us with enough capital resources to finance our ongoing operations, including our ongoing Phase III clinical trial, through 2007 and into 2008. We will continue to balance our pace of development with our funding position, and we anticipate the resources described above will be sufficient to fund our planned operating expenses, debt repayments and capital equipment requirements for the next 12 to 18 months, barring unforeseen developments. This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary. Key assumptions in the forecast include the successful commercialization and market acceptance of Keflex 750mg capsules, beginning in 2006 and continuing into 2007, as well as the repayment of the term loan principal to Merrill Lynch Capital in accordance with the scheduled repayment terms. If these assumptions differ from actual results, our liquidity will be materially impacted and our forecasted cash requirements will be significantly higher than described above, and we may not have sufficient cash to fund our planned operating expenses and debt repayments. Should we not meet our forecast or should we be required to repay the Merrill Lynch Capital term loan on an accelerated basis, we will experience significant liquidity issues.

We have no unused credit facility, other than the potential borrowing capacity under the Merrill Lynch revolving loan commitment of $4 million, or other committed sources of capital. There can be no assurance that we will have borrowing capacity available under the Merrill Lynch Capital revolving loan in the future, as the borrowing base calculations are dependent on future levels of our eligible accounts receivable and availability of the revolving loan is dependent on the occurrence of no events of default. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital, incur indebtedness, or consider the sale of company assets in order to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts, effect changes to our facilities or personnel, or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Any future funding may dilute the ownership of our equity investors.

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

We have interest rate risk related to the senior secured credit facility with Merrill Lynch Capital, as the interest rate on the borrowings outstanding is variable. A 1% increase in the interest rate would have the effect of increasing interest expense by approximately $80,000 annually, based on the outstanding principal balance at June 30, 2006.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2006, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

On June 30, 2006, the Company entered into a $12 million senior secured credit facility with Merrill Lynch Capital, consisting of an $8 million term loan and a $4 million revolving loan facility. The Company borrowed the entire $8 million available under the term loan commitment at closing, and the term loan principal is repayable over a three-year basis. The credit and security agreement requires the Company to be in compliance with certain financial covenants, including achievement of a minimum quarterly amount of revenue or, during the first three-month period of the agreement, a minimum value of products invoiced, and maintenance of a minimum liquidity level. In addition, the agreement contains a material adverse change clause under which the lender could accelerate the Company’s obligations under the credit and security agreement upon either (1) the occurrence of an event that could reasonably be expected to result in a material adverse change, or (2) if the lender determines, in its good faith opinion, that there is a reasonable likelihood that the Company will fail to comply with one or more of the financial covenants during the succeeding financial reporting period. Should the Company fail to meet the financial covenants in the agreement or should the lender decide to subjectively accelerate the loan, the Company could be required to repay the term loan principal immediately. This could have a material, unfavorable effect on the Company’s financial condition.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

At our Annual Meeting of Stockholders, held on May 24, 2006, the following members were re-elected to the Board of Directors:

	Affirmative	Votes
	Votes	Withheld
Terms expiring in 2009
James H. Cavanaugh	23,738,399	174,878
Wayne T. Hockmeyer	23,737,299	175,978
Edward M. Rudnic	23,750,659	162,618

In addition, the following directors had terms of office that continued after the Annual Meeting of Stockholders: R. Gordon Douglas, M.D., Richard W. Dugan and Harold R. Werner.

The following proposals were approved at our Annual Meeting of Stockholders:

	Affirmative			Broker
	Votes	Negative Votes	Abstentions	Non-Votes
Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006	23,895,826	13,166	4,285	—

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Credit and Security Agreement, dated June 30, 2006, between the registrant and Merrill Lynch Capital.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Advancis Pharmaceutical Corporation

By:	/s/ Edward M. Rudnic
Edward M. Rudnic, Ph.D.
President and Chief Executive Officer

By:	/s/ Robert C. Low
Robert C. Low
Vice President, Finance and Acting
Chief Financial Officer

Dated: August 9, 2006

EXHIBIT INDEX

Exhibit
Page
Number

10.1	Credit and Security Agreement, dated June 30, 2006, between the registrant and Merrill Lynch Capital.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.