Form 10-Q
period 2006-09-30
ADVANCIS PHARMACEUTICAL CORP
filed 2006-11-13
CIK 1161924

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

As of November 1, 2006, 30,342,104 shares of common stock of the Registrant were outstanding.

ADVANCIS PHARMACEUTICAL CORPORATION

INDEX

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ADVANCIS PHARMACEUTICAL CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,892,656	$18,116,968
Marketable securities	4,716,385	11,314,090
Restricted cash	—	418,244
Accounts receivable, net	2,133,737	756,764
Notes receivable from officer	—	121,500
Inventories, net	1,330,067	219,451
Prepaid expenses and other current assets	533,642	797,253

Total current assets	16,606,487	31,744,270
Property and equipment, net	12,404,505	14,450,627
Restricted cash	870,480	1,182,680
Deposits and other assets	1,351,825	884,312
Intangible assets, net	8,666,746	9,535,003

Total assets	$39,900,043	$57,796,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,901,596	$1,686,487
Accrued expenses and advances	7,826,538	7,071,731
Lines of credit and short-term debt	7,644,391	895,204
Deferred product revenue	270,061	—

Total current liabilities	18,642,586	9,653,422
Lines of credit — noncurrent portion	—	597,208
Note payable	75,000	75,000
Accrued severance — noncurrent portion	—	1,235,394
Deferred contract revenue	11,625,000	11,625,000
Deferred rent and credit on lease concession	1,264,560	1,268,857

Total liabilities	31,607,146	24,454,881

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 225,000,000 shares authorized, and 30,304,969 and 29,765,139 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	303,050	297,652
Capital in excess of par value	147,303,642	144,766,213
Deferred stock-based compensation	—	(623,051)
Accumulated deficit	(139,315,367)	(111,095,308)
Accumulated other comprehensive loss	1,572	(3,495)

Total stockholders’ equity	8,292,897	33,342,011

Total liabilities and stockholders’ equity	$39,900,043	$57,796,892

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)

Revenues:
Product sales	$2,369,975	$1,159,986	$3,566,563	$3,190,340
Contract revenue	—	3,326,024	—	4,027,778
Reimbursement of development costs	—	2,915,303	—	8,010,690

Total revenues	2,369,975	7,401,313	3,566,563	15,228,808

Costs and expenses:
Cost of product sales	440,159	87,555	517,765	266,332
Research and development	5,737,047	9,992,697	19,700,263	33,461,337
Selling, general and administrative	6,069,529	3,491,049	13,001,312	8,745,466

Total expenses	12,246,735	13,571,301	33,219,340	42,473,135

Loss from operations	(9,876,760)	(6,169,988)	(29,652,777)	(27,244,327)
Interest income	221,333	319,484	747,921	755,898
Interest expense	(241,735)	(29,736)	(292,018)	(93,246)
Other income	—	—	976,815	—

Net loss	$(9,897,162)	$(5,880,240)	$(28,220,059)	$(26,581,675)

Basic and diluted net loss per share	$(0.33)	$(0.20)	$(0.93)	$(1.00)

Shares used in calculation of
basic and diluted net loss per share	30,302,628	29,630,500	30,209,948	26,657,679

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Capital in	Deferred		Other	Total
	Common	Par	Excess of	Stock-Based	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Par Value	Compensation	Deficit	Income (Loss)	Equity
	(Unaudited)

Balance at December 31, 2005	29,765,139	$297,652	$144,766,213	$(623,051)	$(111,095,308)	$(3,495)	$33,342,011
Exercise of stock options	500,899	5,009	275,147	—	—	—	280,156
Vesting of restricted stock	38,931	389	23,748	—	—	—	24,137
Issuance and remeasurement of stock options for services	—	—	421,272	—	—	—	421,272
Stock-based employee compensation expense	—	—	2,440,313	—	—	—	2,440,313
Elimination of deferred stock-based compensation due to adoption of SFAS 123R	—	—	(623,051)	623,051	—	—	—
Comprehensive income (loss):
Net loss	—	—	—	—	(28,220,059)	—	(28,220,059)
Unrealized gain on marketable securities	—	—	—	—	—	5,067	5,067

Total comprehensive loss	—	—	—	—	—	—	(28,214,992)

Balance at September 30, 2006	30,304,969	$303,050	$147,303,642	$—	$(139,315,367)	$1,572	$8,292,897

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)

Cash flows from operating activities:
Net loss	$(28,220,059)	$(26,581,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,949,486	3,048,707
Stock-based compensation	2,861,585	682,692
Deferred rent and credit on lease concession	(4,297)	44,721
Amortization of premium on marketable securities	222,332	286,765
Loss on disposal of fixed assets	23,185	—
Recognition of advance payment for potential sale of Keflex	(1,000,000)	—
Changes in:
Accounts receivable	(1,255,473)	(19,061)
Inventories	(1,110,616)	(139,366)
Prepaid expenses and other current assets	220,484	659,998
Deposits other than on property and equipment	—	(147,101)
Accounts payable	1,215,109	(2,042,093)
Accrued expenses	608,590	2,983,812
Deferred product and contract revenue	270,061	2,211,532

Net cash used in operating activities	(23,219,613)	(19,011,069)

Cash flows from investing activities:
Advance payment for potential sale of Keflex intangible assets	—	1,000,000
Purchase of marketable securities	(13,274,560)	(10,055,729)
Sale and maturities of marketable securities	19,655,000	13,705,000
Purchases of property and equipment	(50,653)	(1,433,826)
Deposits on property and equipment	(250,000)	(543,843)
Proceeds from sale of fixed assets	25,000	—
Change in restricted cash	730,444	6,603

Net cash provided by investing activities	6,835,231	2,678,205

Cash flows from financing activities:
Proceeds from issuance of debt, net of issue costs	7,792,976	—
Payments on lines of credit	(1,913,062)	(760,180)
Proceeds from private placement of common stock, net of issuance costs	—	25,754,389
Proceeds from exercise of common stock options	280,156	23,015

Net cash provided by financing activities	6,160,070	25,017,224

Net increase (decrease) in cash and cash equivalents	(10,224,312)	8,684,360
Cash and cash equivalents, beginning of period	18,116,968	10,395,757

Cash and cash equivalents, end of period	$7,892,656	$19,080,117

Supplemental disclosure of cash flow information:
Cash paid for interest	$226,977	$93,246

Supplemental disclosure of noncash transactions:
Reclassification of liability related to early exercises of restricted stock to equity upon vesting of the restricted stock	$24,137	$24,711

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The Company expects to incur losses from operations for the foreseeable future. It expects to continue to incur substantial research and development expenses in 2006, including expenses related to preclinical testing and clinical trials. It also expects selling and marketing expenses to increase, due to the commercial launch of the new Keflex 750 milligram capsules. Future capital requirements will depend on a number of factors, including the continued progress of research and development of product candidates, the timing and outcome of regulatory approvals, payments received or made under any future collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other products, the availability of financing and the Company’s or its partners’ success in developing markets for the product candidates. The Company believes that its cash, cash equivalents and marketable securities of $12.6 million on hand as of September 30, 2006, together with cash receipts anticipated in 2006 and 2007 from sales of Keflex products, provide it with enough capital resources to finance ongoing operations into 2007. The Company will continue to balance the pace of development with its funding position. The Company is currently considering additional sources of capital, including non-dilutive financing transactions, as well as dilutive transactions such as issuance of Company stock. While the Company believes it has several financing alternatives available, there is no assurance that any of the options would be completed on a timely basis. Depending on the level of Keflex 750 sales and timing of cash collections, failure to complete a financing could have a significant adverse effect on the Company.

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

Revenue Recognition

Product sales revenue, net of estimated provisions, is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably probable. Provisions for sales discounts, and estimates for chargebacks, rebates, and product returns are established as a reduction of product sales revenue at the time revenues are recognized, based on historical experience adjusted to reflect known changes in the factors that impact these reserves. These factors include current contract prices and terms, estimated wholesaler inventory levels, remaining shelf life of product, and historical information for similar products in the same distribution channel.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Deferred product revenue represents goods shipped under guaranteed sale arrangements in connection with initial stocking for a new product launch. For such arrangements, the risk of loss has not passed to the customer, and, accordingly products delivered under guaranteed sale arrangements are accounted for as consignment sales. The Company recognizes revenue when the product is sold by its customer or at the expiration of the consignment period if the product has not been returned.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate bonds. At September 30, 2006 and December 31, 2005, the Company maintained all of its cash and cash equivalents in three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such cash balances.

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

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories consist of finished products purchased from third-party contract manufacturers and are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Reserves for obsolete or slow-moving inventory are recorded as reductions to inventory cost.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of potential common shares outstanding during the period, including outstanding stock options, is measured by the treasury stock method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company incurred net losses for the three and nine months ended September 30, 2006 and 2005, and, accordingly, did not assume exercise of any of the Company’s outstanding stock options, because to do so would be antidilutive.

The following are the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	September 30,
(Number of Underlying Common Shares)	2006	2005

Stock options	4,368,466	4,501,843
Nonvested stock	30,052	71,032
Warrants	2,396,357	2,396,357

Total	6,794,875	6,969,232

Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (SFAS 123R), a revision of SFAS 123, “Accounting for Stock-based Compensation.” SFAS 123R requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option pricing model, and eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting for share-based payments. The Company selected the modified prospective method of adoption. Under this method, compensation expense recognized by the Company for the three and nine month periods ended September 30, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated. See Notes 11 and 12 for more details on stock-based compensation.

In February 2005, the EITF added to its agenda Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” The issue addresses liquidated damages provisions associated with registration rights agreements and the diversity in practice that exists in accounting for such provisions. In June 2005 and September 2005, the EITF discussed the Issue but did not reach a consensus. Further deliberations by the EITF have been postponed until the FASB addresses whether a registration rights agreement is a derivative. The Company is monitoring the progress of the FASB and EITF on this Issue. On October 20, 2006, proposed FASB Staff Position (FSP) EITF 00-19-b, “Registration Payment Arrangements”, was

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

issued. The proposed FSP would require that liquidated damages provisions in registration rights agreements be evaluated in accordance with FASB Statement No. 5, “Accounting for Contingencies”. The Company believes that its current accounting is consistent with the proposed FSP. Accordingly, adoption of the FSP, if approved, would have no effect on the Company’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, the adoption of SFAS 157 will have on its financial statements.

3.	Revenue

The Company records revenue from sales of pharmaceutical products (Keflex brand) and, in 2005, from the recognition of revenue earned under collaboration agreements.

Product Sales.  The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 42.9%, 34.6%, and 11.6% of the Company’s net revenues from product sales in the nine-month period ended September 30, 2006.

For the nine month period ended September 30, 2005, the three largest wholesalers accounted for 52.2%, 24.6% and 17.3% of the Company’s net revenues from product sales.

Contract Revenue.  Revenue recognized for upfront payments and milestones under collaboration agreements in 2005 of $4,027,778 represented amortization of a $5,000,000 upfront payment received from Par Pharmaceutical under a collaboration agreement entered into in May 2004. The collaboration agreement was terminated in August 2005. No revenue from collaboration agreements was recognized in 2006.

4.	Marketable Securities

Marketable securities, including accrued interest, at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-Sale	Cost	Gains	Losses	Fair Value

Marketable securities:
Corporate debt securities:
-In unrealized gain position	$2,994,046	$1,859	$—	$2,995,905
-In unrealized loss position under 12 months	1,720,767		(287)	1,720,480
-In unrealized loss position over 12 months	—	—	—	—

Total	$4,714,813	$1,859	$(287)	$4,716,385

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-Sale	Cost	Gains	Losses	Fair Value

Marketable securities:
Corporate debt securities:
-In unrealized gain position	$1,988,491	$2,173	$—	$1,990,664
-In unrealized loss position under 12 months	7,820,334	—	(3,095)	7,817,239
-In unrealized loss position over 12 months	1,508,760	—	(2,573)	1,506,187

	$11,317,585	$2,173	$(5,668)	$11,314,090

Each of the Company’s marketable securities at September 30, 2006 and December 31, 2005 matures within six months.

5.	Accounts Receivable

Accounts receivable, net, consists of the following:

	September 30,	December 31,
	2006	2005

Accounts receivable for product sales, gross	$2,377,653	$1,109,684
Allowances for discounts and chargebacks	(243,916)	(352,920)

Accounts receivable for product sales, net	$2,133,737	$756,764

The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 51.6%, 28.3%, and 7.7% of the Company’s accounts receivable for product sales as of September 30, 2006.

6.	Inventories

Inventories, net, consist of the following:

	September 30,	December 31,
	2006	2005

Finished goods	$1,483,411	$373,818
Reserve for obsolete and slow-moving inventory	(153,344)	(154,367)

Inventories, net	$1,330,067	$219,451

The Company periodically reviews its product inventories on hand. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Life	September 30,	December 31,
	(Years)	2006	2005

Construction in progress	n/a	$554,673	$535,463
Computer equipment	3	1,014,810	1,010,757
Furniture and fixtures	3-10	1,405,918	1,405,918
Equipment	3-10	9,139,653	9,197,693
	Shorter of economic
Leasehold improvements	lives or lease term	8,738,230	8,719,668

Subtotal		20,853,284	20,869,499
Less — accumulated depreciation		(8,448,779)	(6,418,872)

Property and equipment, net		$12,404,505	$14,450,627

8.	Intangible Assets

Intangible assets at September 30, 2006 and December 31, 2005 consist of the following:

	September 30, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Keflex brand rights	$10,954,272	$(2,464,722)	$8,489,550
Keflex non-compete agreement	251,245	(113,049)	138,196
Patents acquired	120,000	(81,000)	39,000

Intangible assets	$11,325,517	$(2,658,771)	$8,666,746

	December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Keflex brand rights	$10,954,272	$(1,643,148)	$9,311,124
Keflex non-compete agreement	251,245	(75,366)	175,879
Patents acquired	120,000	(72,000)	48,000

Intangible assets	$11,325,517	$(1,790,514)	$9,535,003

Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The Keflex brand rights are amortized over ten years, the non-compete agreement with Eli Lilly and Company is amortized over five years, and certain acquired patents are amortized over ten years.

Amortization expense for acquired intangible assets with definite lives was $289,419 and $868,257 for the three and nine-month periods ended September 30, 2006 and 2005, respectively. For the year ending December 31, 2006 and for the next five years, annual amortization expense for acquired intangible assets is expected to be approximately $1.2 million per year for 2006, 2007 and 2008, and approximately $1.1 million for 2009 and 2010.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

9.	Accrued Expenses and Advances

Accrued expenses consist of the following:

	September 30,	December 31,
	2006	2005

Bonus	$884,394	$849,078
Professional fees	326,416	352,445
Sales and marketing expense	1,956,030	—
Severance — current portion	1,502,240	1,870,479
Insurance and benefits	277,813	179,109
Liability for exercised unvested stock options	18,632	42,770
Research and development expenses	1,165,278	1,546,469
Product returns	889,615	791,282
Other expenses	806,120	440,099
Advance payment for potential sale of Keflex assets	—	1,000,000

Total accrued expenses	$7,826,538	$7,071,731

Accrued Sales and Marketing

In connection with the commercialization of the Company’s new Keflex 750 mg product, the Company commenced sales and marketing activities. The accrued liability for sales and marketing represents the Company’s estimate for unbilled services provided by third parties for advertising, marketing, and contract sales activities as of September 30, 2006.

Accrued Severance

	Balance at			Balance at
Accrued Severance — 2006 Activity	December 31, 2005	Reversal	Cash Paid	September 30, 2006

2005 Workforce Reduction	$3,105,873	$(358,530)	$(1,245,103)	$1,502,240

Current portion	$1,870,479			$1,502,240
Noncurrent portion	1,235,394			—

	$3,105,873			$1,502,240

During the first nine months of 2006, an executive was rehired for whom a severance charge had previously been recorded upon his termination in 2005. Upon his rehiring, the remaining accrued severance applicable to that individual of $358,530 that was no longer payable was reversed, and the benefit was recorded as a reduction in Selling, General and Administrative Expense.

Advance Payment for Potential Sale of Keflex Assets

In August 2005, Advancis entered into an agreement in principle with a private company for the potential sale of its Keflex assets, including the rights to the U.S. brand and inventories. As part of the agreement, the potential buyer made a $1,000,000 payment to Advancis, which provided it with exclusive negotiating rights through December 31, 2005. The payment was recorded as an advance, since, under certain conditions, the payment could become refundable or, if the sale were to have been completed, the $1,000,000 payment would have been applied to the purchase price. The two parties did not enter into a definitive agreement for the asset sale, and, in January 2006, Advancis decided to retain the Keflex assets. The agreement in principle expired on February 28, 2006. Accordingly, the advance payment of $1,000,000 was recognized as income in 2006.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

10.	Borrowings

Total lines of credit and short-term debt consist of the following:

	September 30,	December 31,
	2006	2005

Merrill Lynch Capital term loan	$7,620,596	$—
Line of credit — equipment lender	23,795	115,389
Bank line of credit	—	1,377,023

Total lines of credit and loans	7,644,391	1,492,412
Less: Current portion	(7,644,391)	(895,204)

Lines of credit, noncurrent	$—	$597,208

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

The Revolving Loan commitment provides for up to $4 million in borrowing capacity with a commitment expiry date of March 30, 2010, with an interest rate equal to the one-month LIBOR plus 3.75 percent per annum. Credit available under the Revolving Loan is subject to certain borrowing base conditions based on eligible accounts receivable of the Company. The Revolving Loan commitment may also be used for the issuance of letters of credit, up to an aggregate amount of $1,000,000. There were no borrowings or letters of credit outstanding under this facility at September 30, 2006. An unused line fee of 0.045 percent per month is payable on the average unused daily balance of the Revolving Loan commitment. If the Revolving Loan commitment is terminated prior to the expiration date of March 30, 2010, the Company is required to pay a deferred commitment fee of 2.0 percent, 1.25 percent, 0.75 percent, or 0.25 percent of the Revolving Loan commitment amount if the termination is made within the first, second, third or fourth years after closing (June 30, 2006), respectively.

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

The agreement restricts the Company’s ability to incur additional debt, pay dividends, repurchase stock, or engage in specified other transactions outside the normal course of business, as long as borrowings are outstanding under the agreement. The credit and security agreement also requires the Company to be in compliance with certain financial covenants, including achievement of a minimum quarterly amount of revenue and maintenance of a minimum liquidity level. On September 28, 2006, the agreement was amended to remove the financial covenant for revenue / invoiced products in the quarter ended September 30, 2006, and to modify the financial covenant for revenue / invoiced products for the fiscal quarter ending December 31, 2006, to require either (a) revenue of at least $5 million or value of invoiced products of at least $3 million. Beginning with the quarter ending March 31, 2007

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

and continuing thereafter, the financial covenant for minimum quarterly revenue is $5,000,000, an amount which significantly exceeds quarterly revenue recorded by the Company in prior periods and which requires the successful commercialization and market acceptance of the Company’s Keflex 750mg product. In addition, the agreement contains a material adverse change clause under which the lender could accelerate the Company’s obligations under the credit and security agreement upon either (1) the occurrence of an event that could reasonably be expected to result in a material adverse change, or (2) if the lender determines, in its good faith opinion, that there is a reasonable likelihood that the Company will fail to comply with one or more of the financial covenants during the succeeding financial reporting period. Due to the subjective acceleration clause, the entire outstanding balance of the term loan is classified as a current liability, pursuant to FASB Technical Bulletin 79-3, “Subjective Acceleration Clauses in Long-Term Debt Agreements.”

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

Options granted under the Plan may be incentive stock options or non-statutory stock options. Stock purchase rights may also be granted under the Plan. Incentive stock options may only be granted to employees. The compensation committee of the Board of Directors determines the period over which options become exercisable. Options granted to employees, consultants and advisors normally vest over a 4-year period. Options granted to directors, upon their initial appointment or election, vest monthly over periods of 36 or 48 months. Annual director grants vest monthly over 12 months. The exercise price of incentive stock options and non-statutory stock options shall be no less than 100% of the fair market value per share of the Company’s common stock on the grant date. The term of all options is 10 years. As of September 30, 2006, there were 1,824,071 shares of common stock available for future option grants.

The following table summarizes the activity of the Company’s stock option plan for the nine months ended September 30, 2006:

	Number of	Weighted-Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Remaining Term	Value

Outstanding, December 31, 2005	4,095,417	$4.79
Granted	1,215,090	2.04
Exercised	(500,899)	0.56
Cancelled	(441,142)	7.13

Outstanding, September 30, 2006	4,368,466	$4.26	8.1 years	$11,732,372

Exercisable, September 30, 2006	2,463,960	$4.77	7.8 years	$6,125,082

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $611,421. Cash received by the Company upon the issuance of shares from option exercises was $280,156. The Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

A summary of the Company’s nonvested options as of and for the nine months ended September 30, 2006 is presented below:

	Number of	Weighted
	Nonvested	Average Grant
	Stock Options	Date Fair Value

Outstanding, December 31, 2005	2,009,729	$4.21
Granted	1,215,090	1.43
Vested	(1,129,869)	2.49
Forfeited	(39,916)	2.38

Outstanding, September 30, 2006	2,055,034	$3.55

12.	Stock-Based Compensation

The Company has recorded stock-based compensation expense for the grant of stock options to employees and to nonemployee consultants as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Stock-Based Compensation Expense:	2006	2005	2006	2005

Employees:
SFAS 123R fair-value method	$849,302	$—	$2,440,313	$—
APB 25 intrinsic value method	—	(160,968)	—	816,120

Subtotal — Employees	849,302	(160,968)	2,440,313	816,120
Nonemployee consultants:
Amortization of variable stock-based compensation	251,165	3,336	421,272	(133,428)

Total	$1,100,467	$(157,632)	$2,861,585	$682,692

	Three Months Ended September 30,		Nine Months Ended September 30,
Included in Income Statement Captions as Follows:	2006	2005	2006	2005

Research and development expense	$606,125	$(50,181)	$1,312,439	$186,336
Selling, general and administrative expense	494,342	(107,451)	1,549,146	496,356

Total	$1,100,467	$(157,632)	$2,861,585	$682,692

Employees.  Prior to January 1, 2006, the Company’s share-based awards were accounted for by the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). This Statement replaces SFAS No. 123 and supersedes APB 25. SFAS 123R requires that employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. The Company adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense under the Statement on a prospective basis only. Accordingly, prior period financial statements have not been restated. Under this transition method, stock-based compensation cost for the three and

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

nine month periods ended September 30, 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the fair value provisions of SFAS 123R.

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

SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to share-based compensation rather than recognizing forfeitures as a reduction in expense as they occur. Prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred as permitted under previous accounting standards. The cumulative effect adjustment of adopting the change in estimating forfeitures was not considered material to the financial statements upon implementation as of January 1, 2006 or for the nine months ended September 30, 2006.

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

As of September 30, 2006, the total unrecognized compensation cost related to nonvested stock awards was $2,955,599, and the related weighted-average period over which it is expected to be recognized is approximately 2.2 years.

As a result of the adoption of SFAS 123R, the Company’s net loss for the three and nine months ended September 30, 2006 was approximately $737,000 and $1,988,000, respectively, higher than it would have been under the Company’s previous intrinsic value method of accounting for share-based compensation. Basic and diluted net loss per common share for the three and nine months ended September 30, 2006 were negatively impacted by the change in accounting method by approximately $0.02 and $0.07 per share, respectively. The adoption of SFAS 123R had no effect on the Company’s operating cash flows or financing cash flows, as the Company has not realized the benefits of tax deductions in excess of recognized compensation costs due to its net operating loss position.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of SFAS 123 to options granted under the Company’s stock-based compensation plan for the three and nine-month periods ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense using a graded vesting schedule with forfeitures recognized as a reduction in expense as they occur.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net loss, as reported	$(5,880,240)	$(26,581,675)
Add — Stock-based employee compensation expense determined under the intrinsic value method	(160,968)	816,120
Less — Stock-based employee compensation expense determined under the fair value based method	132,188	(3,755,288)

Pro forma net loss applicable to common stockholders	$(5,909,020)	$(29,520,843)

Net loss per share:
Basic and diluted, as reported	$(0.20)	$(1.00)

Basic and diluted, pro forma	$(0.20)	$(1.11)

The weighted average fair value of options granted to employees during the nine months ended September 30, 2006 and 2005 was $1.37 and $2.25 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for grants in 2006 and 2005:

	September 30,
	2006	2005

Expected term (in years)	6.25	5
Risk-free interest rate	4.56%	3.75%
Volatility	75.0%	80.0%
Dividend yield	0%	0%

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

Non-employee Consultants.  The Company has recorded stock-based compensation expense for options granted to non-employee consultants, contract sales representatives, and Scientific Advisory Board (SAB) members in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” based on the fair value of the equity instruments issued. Stock-based compensation for options granted to non-employee consultants and SAB members is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company recognizes an expense for such options throughout the vesting period as the services are provided by the non-employee consultants, contract sales representatives, and SAB members, based on the fair value of the options at each reporting period. The options are valued using the Black-Scholes option pricing model. As of September 30, 2006, the balance of unamortized stock-based compensation for options granted to non-employees was

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

approximately $400,000. This amount will be adjusted based on changes in the fair value of the options at the end of each reporting period. As of September 30, 2006, 117,929 options are outstanding and exercisable for non-employee consultants.

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

In December 2003, Aventis and Aventis Pharmaceuticals Inc., now part of sanofi-aventis, brought an action against Advancis, alleging, in essence, that the Advancis corporate name is infringing the plaintiff’s trademark and seeking injunctive relief. A trial was held in May 2005, and the Court’s decision, dated September 26, 2006, ruled in favor of sanofi-aventis and required the parties to jointly submit a proposed Permanent Injunction and Order, which was submitted on October 27, 2006. On October 31, 2006 the Judge approved the proposed Order, which will cause Advancis to surrender its trademark registrations for the “Advancis” name, and cease using the name in connection with its business, effective June 30, 2007.

No monetary damages were associated with the decision, and the Company does not believe there will be a significant financial impact in complying with the Court’s decision.

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

Our Business

Advancis Pharmaceutical Corporation was incorporated in Delaware in December 1999 and commenced operations on January 1, 2000. We are a pharmaceutical company focused on developing and commercializing anti-infective drug products that fulfill unmet medical needs in the treatment of infectious disease. We are developing a portfolio of drugs based on the novel biological finding that bacteria exposed to antibiotics in front-loaded, sequential bursts, or pulses, are killed more efficiently than those exposed to standard antibiotic treatment regimens. We currently have 24 issued U.S. patents and one issued foreign patent covering our proprietary once-a-day pulsatile delivery technology called PULSYS. We have initially focused on developing PULSYS product candidates utilizing approved and marketed drugs that no longer have patent protection or that have patents expiring in the next several years. Our lead pulsatile product candidate, based on the antibiotic amoxicillin, recently completed a successful pivotal Phase III clinical trial and our Keflex PULSYS product candidate, based on the antibiotic cephalexin, is currently under evaluation in Phase I clinical trials. We are currently working to complete a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for our Amoxicillin PULSYS product for adults and adolescents with pharyngitis and/or tonsillitis. We also have a number of additional pulsatile product candidates in preclinical development. We acquired the U.S. rights to Keflex (cephalexin) from Eli Lilly in 2004. We currently sell our line of Keflex products to wholesalers in both capsule and powder formulations, and have received FDA approval for two additional Keflex strengths — 333mg capsules and 750mg capsules. We have initially focused our commercialization initiatives solely on the Keflex 750mg capsules. In support of the launch of the Keflex 750mg capsules, and in anticipation of our first potential pulsatile product, Amoxicillin PULSYS, we have entered into an agreement with a contract sales organization for the deployment of 75 contract sales representatives across the United States. We have also entered into agreements with third-party contract manufacturers for the commercial supply of our products.

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

Management Overview of the Third Quarter of 2006

The following is a summary of key events that occurred during and subsequent to the third quarter of 2006.

Amoxicillin PULSYS product development

•	In September 2005, after extensive evaluation of the data from our unsuccessful Amoxicillin PULSYS Phase III clinical trials, we decided to conduct a new Phase III clinical trial for adults and adolescents, extending the length of treatment from seven days to 10 days, using our existing formulation of Amoxicillin PULSYS. Our Phase III trial began in November 2005 and was designed to support product approval for Amoxicillin PULSYS for the treatment of adolescents and adults with acute pharyngitis and/or tonsillitis due to Group A streptococcal infections. Study enrollment concluded on May 31, 2006, with a total of 620 patients.

•	On August 10, 2006, we announced that our Amoxicillin PULSYS Phase III clinical trial achieved its desired clinical and microbiological endpoints. The trial demonstrated statistical non-inferiority of Amoxicillin PULSYS therapy versus the penicillin comparator therapy for the trial’s primary endpoints of bacterial eradication rates for two distinct patient populations. The trial also demonstrated Amoxicillin PULSYS reached 85 percent bacterial eradication for the “per protocol” group of patients, in accordance with FDA guidance for product approval as first-line pharyngitis therapy.

Marketed Products — Keflex Capsules (Cephalexin USP)

•	In the third quarter of 2006, net sales of our branded capsule and powder for oral suspension Keflex products were approximately $2.4 million. For the first nine months of 2006, net sales of Keflex products were approximately $3.6 million.

•	During the quarter, we commenced the commercialization of our new 750mg strength of Keflex capsules through a targeted and dedicated national contract sales force of 75 sales representatives and eight Advancis district sales managers. Our contract sales representatives began directly promoting Keflex 750mg capsules to targeted physicians as well as providing patient starter samples in late July 2006.

•	In July 2006, we began shipping Keflex 750mg in bottles of 50 capsules to retail pharmacies nationwide for initial inventory stocking, and we now believe that Keflex 750mg is stocked in a total of approximately 25,000 U.S. pharmacies.

•	We continued development work on a PULSYS version of Keflex, preparing for two additional Phase I studies to be conducted during the fourth quarter of 2006 and evaluating the pharmacokinetic profile of various combinations of pulsatile cephalexin formulations.

Focus for Remainder of 2006

Our primary focus for the remainder of 2006 will be on the completion of our New Drug Application (NDA) for our Amoxicillin PULSYS product candidate for adults and adolescents and on the commercialization of our Keflex 750mg capsules. We anticipate completing our NDA supporting product approval in December 2006 and to file the NDA with the FDA by year-end 2006 or early 2007. We will continue promoting the new Keflex 750mg capsules through our 75 contract sales representatives and eight Advancis district sales managers to targeted U.S. physicians throughout the remainder of 2006 and into 2007. We will also continue our development of a once-daily version of cephalexin PULSYS.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, fair valuation of stock related to stock-based compensation and income taxes. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize revenue for the sale of pharmaceutical products and for payments received, if any, under collaboration agreements for licensing, milestones, and reimbursement of development costs as follows:

Product Sales.  Revenue from product sales, net of estimated provisions, is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably probable. Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for sales discounts, and estimates for chargebacks, rebates, and product returns are established as a reduction of product sales revenue at the time revenues are recognized, based on historical experience adjusted to reflect known changes in the factors that impact these reserves. Factors include current contract prices and terms, estimated wholesaler inventory levels, remaining shelf life of product, and historical information for similar products in the same distribution channel. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the payment is due to a party other than the wholesaler.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). We adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense under the Statement on a prospective basis only. Accordingly, prior period financial statements have not been restated. Under this transition method, stock-based compensation cost for the three and nine-months ended September 30, 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the fair value provisions of SFAS 123R.

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

We have elected to determine the expected term of share-based awards granted subsequent to January 1, 2006 using the transition approach provided by Staff Accounting Bulletin No. 107, under which an expected term of 6.25 years may be used for four-year grants. We plan to refine our estimate of expected term in the future as we obtain more historical data. A shorter expected term would result in lower compensation expense. Due to the limited Company-specific historical and implied volatility data, we have based our estimate of expected volatility of stock awards upon the historical volatility rates of other comparable public companies. Using a higher volatility input to the Black-Scholes model would result in a higher compensation expense. The risk-free rate is based on U.S. Treasury yields in effect at the time of grant corresponding with the expected term of the options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

Income Taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not recorded a tax provision or benefit for the three and nine-month periods ended September 30, 2006 or 2005. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured at December 31, 2005 and September 30, 2006.

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (SFAS 123R), a revision of SFAS 123, “Accounting for Stock-based Compensation.” SFAS 123R requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option pricing model, and eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting for share-based payments. We selected the modified prospective method of adoption. Under this method, compensation expense recognized by us for the three and nine months ended September 30, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated. See Notes 11 and 12 to the financial statements for more details on stock-based compensation.

In February 2005, the EITF added to its agenda Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’ ” The issue addresses liquidated damages provisions associated with registration rights agreements and the diversity in practice that exists in accounting for such provisions. In June 2005 and September 2005, the EITF discussed the Issue but did not reach a consensus. Further deliberations by the EITF have been postponed until the FASB addresses whether a registration rights agreement is a derivative. We are monitoring the progress of the FASB and EITF on this Issue. On October 20, 2006, proposed FASB Staff Position (FSP) EITF 00-19-b, “Registration Payment Arrangements”, was issued. The proposed FSP would require that liquidated damages provisions in registration rights agreements be evaluated in accordance with FASB Statement No. 5, “Accounting for Contingencies”. We believe that our current accounting is consistent with the proposed FSP. Accordingly, adoption of the FSP, if approved, would have no effect on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact, it any, the adoption of SFAS 157 will have on our financial statements.

Research and Development Expenses

We expect our research and development expenses to be significant as we continue to develop our product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, and costs of facilities. We expense research and development costs as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies

Summary of Product Development Initiatives.  The following table summarizes our product development initiatives for the three and nine-month periods ended September 30, 2006 and 2005. Included in this table is the research and development expense recognized in connection with each product candidate currently in clinical development and all preclinical product candidates as a group.

			Nine Months Ended		Clinical
	Three Months Ended September 30,		September 30,		Development
	2006	2005	2006	2005	Phase

Direct Project Costs (1)
Amoxicillin PULSYS(2)	$1,847,000	$4,621,000	$9,490,000	$21,124,000	Phase III
Keflex Product Development(3)	1,662,000	2,703,000	3,983,000	4,254,000	(3)
Other Product Candidates	405,000	483,000	756,000	1,259,000	Preclinical

Total Direct Project Costs	3,914,000	7,807,000	14,229,000	26,637,000

Indirect Project Costs (1)
Facility	800,000	973,000	2,322,000	2,800,000
Depreciation	603,000	655,000	1,853,000	1,971,000
Other Indirect Overhead	420,000	558,000	1,296,000	2,053,000

Total Indirect Expense	1,823,000	2,186,000	5,471,000	6,824,000

Total Research & Development Expense	$5,737,000	$9,993,000	$19,700,000	$33,461,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

(2)	On August 10, 2006, we announced that our Amoxicillin PULSYS Phase III clinical trial achieved its desired clinical and microbiological endpoints. The trial demonstrated statistical non-inferiority of Amoxicillin PULSYS therapy versus the penicillin comparator therapy for the trial’s primary endpoints of bacterial eradication rates for two distinct patient populations. See “Amoxicillin PULSYS” below. We previously had an agreement under which Par Pharmaceutical was to be responsible for funding the anticipated future development costs of this product. See “Termination of Our Collaboration with Par Pharmaceutical for Amoxicillin PULSYS” below.

(3)	Direct Project Costs for Keflex product development include development costs for the non-pulsatile Keflex 750mg and Keflex 333mg line extension products, which commercially launched in July 2006, as well as research and development costs for a once-a-day Keflex PULSYS product, currently in Phase I clinical trials.

Amoxicillin PULSYS

During the third quarter of 2006, we announced that our Amoxicillin PULSYS Phase III clinical trial for the treatment of adults and adolescents with acute pharyngitis and/or tonsillitis due to Group A streptococcal infections (commonly referred to as strep throat) achieved its desired endpoints. Our clinical trial, designed to support product approval for Amoxicillin PULSYS, included 620 patients in a double-blind, double-dummy, non-inferiority Phase III trial and was conducted in 50 investigator sites across the U.S. and Canada.

We have compared our Amoxicillin PULSYS tablet for the treatment of pharyngitis/tonsillitis due to S. pyogenes (Group A streptococcus) delivered in a once-daily, 775 milligram tablet for a period of 10 days to 250 milligrams of penicillin dosed four times daily, for a total of one gram per day, for 10 days. The trial demonstrated statistical non-inferiority of Amoxicillin PULSYS therapy versus the penicillin comparator therapy for the trial’s primary endpoints of bacterial eradication rates for two distinct patient populations. The trial also demonstrated Amoxicillin PULSYS reached 85 percent bacterial eradication for the “per-protocol” group of patients, in accordance with U.S. Food and Drug Administration (FDA) guidance for product approval as first-line pharyngitis therapy.

During the third quarter of 2006, we received correspondence from the FDA’s Division of Anti-Infectives Drug Products, confirming that the regulatory strategy and proposed format for our NDA (New Drug Application) filing for our Amoxicillin PULSYS product was acceptable. We believe data from our recently concluded Amoxicillin PULSYS Phase III trial, along with existing academic literature data and analysis from the Company’s prior Amoxicillin PULSYS studies, should provide the necessary clinical data required to support a NDA filing for product approval. We expect to file a 505(b)(2) NDA with the FDA for the product candidate in December 2006, and, if approved, to launch the product around year-end 2007. These forward-looking statements are based on information available to us at this time. Actual results could differ because our trial results could be delayed or unsuccessful or due to delays in FDA approval, which may never occur.

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

Keflex Products	Key Indication(s)	Status	Marketing Rights

Keflex Capsules — 250 mg and 500 mg	Skin and skin structure infections; upper respiratory tract infections	FDA-approved	U.S. and Puerto Rico rights
Keflex Powder for Oral Suspension — 125 mg and 250 mg	Skin and skin structure infections; upper respiratory tract infections	FDA-approved	U.S. and Puerto Rico rights
Keflex Line Extension products — 333 mg capsules and 750 mg capsules(1)	Skin and skin structure infections; upper respiratory tract infections	FDA-approved	U.S. and Puerto Rico rights

(1)	On May 12, 2006, we received approval of our supplemental NDA (sNDA) to the Food & Drug Administration requesting approval of Keflex 333mg capsules and 750mg capsules. We are currently marketing the 750mg strength.

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

In May 2006, we announced that the U.S. Food and Drug Administration (FDA) approved our supplemental NDA for two new Keflex strengths — 333 mg capsules and 750 mg capsules. Following FDA approval, we commenced commercialization initiatives focused solely on the Keflex 750mg capsules through a targeted and dedicated national contract sales force of 75 sales representatives and eight Advancis district sales managers.

Along with our contract sales organization, Innovex, the commercialization division of Quintiles Transnational Corp., we completed extensive sales representative training in July 2006. We shipped Keflex 750 mg capsules to pharmacies nationwide, and contract sales representatives began directly promoting Keflex 750 mg capsules to targeted physicians as well as providing patient starter samples in late July 2006.

Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Revenues.  We recorded revenues of $2,370,000 and $7,401,000 during the three month periods ended September 30, 2006 and 2005, respectively, as follows:

	Three Months Ended September 30,
	2006	2005

Keflex product sales — net	$2,370,000	$1,160,000
Amortization of upfront license fee — Par amoxicillin	—	3,326,000
Reimbursement of development costs — Par amoxicillin	—	2,915,000

Total	$2,370,000	$7,401,000

Prior to the third quarter of 2006, net product sales consist primarily of shipments of the Keflex 250 and 500 milligram strengths to wholesalers. In July 2006, we launched a 750 milligram strength capsule, supported by a targeted and dedicated national contract sales force of 75 sales representatives and eight Advancis district sales managers. During the quarter, we recognized $2.0 million of revenue related to sales of the 750mg product, which includes initial stocking to wholesalers and pharmacies. Net revenues for other Keflex products was $0.4 million, consisting entirely of net product sales of Keflex 250 and 500 capsules, as compared to $1.2 million in the third quarter of 2005. The decrease in Keflex sales compared to prior periods was mainly due to a net reduction in orders received from our wholesaler customers for our Keflex 250 and 500 products. In addition, there is increasing substitution of generic cephalexin for prescriptions of existing 250mg and 500mg Keflex brand capsules. Net product sales of our oral suspension Keflex product were insignificant for the periods presented.

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

Cost of Product Sales.  Cost of product sales represents the purchase cost of the Keflex products sold during the quarter as well as royalties, if applicable. Cost of product sales increased from $88,000 in 2005 to $440,000 in 2006, as a result of purchase and royalty costs associated with the 750 milligram product launched in 2006.

Research and Development Expenses.  Research and development expenses were lower by $4.3 million, or 43%, to $5.7 million for the three months ended September 30, 2006 compared to $10.0 million for the three months ended September 30, 2005. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

The following table discloses the components of research and development expenses reflecting all of our project expenses.

	Three Months Ended
	September 30,
Research and Development Expenses	2006	2005

Direct project costs:
Personnel, benefits and related costs	$1,648,000	$4,654,000
Stock-based compensation	606,000	(50,000)
Contract R&D, consultants, materials and other costs	1,432,000	2,123,000
Clinical trials	228,000	1,080,000

Total direct costs	3,914,000	7,807,000
Indirect project costs	1,823,000	2,186,000

Total	$5,737,000	$9,993,000

Direct costs for the third quarter of 2006 declined by $3.9 million, of which $2.9 million was attributable to a charge for severance costs incurred in the third quarter of 2005 as the result of a reduction in staff. Other direct cost decreases in contract R&D, consultants, materials and clinical trials were due to our conclusion of our single phase III trial in the third quarter of 2006, versus two phase III trials being concluded in the comparable quarter of 2005. Stock-based compensation expense reflects the adoption of SFAS 123R in 2006, as well as the reversal of expense in 2005 due to the severance of employees.

Indirect project costs decreased by $0.4 million, due to the beneficial effect of lower headcount on indirect categories such as travel costs, office and general lab supplies, and equipment related expense.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 74% to $6.1 million for the three months ended September 30, 2006 from $3.5 million for the three months ended September 30, 2005.

	Three Months Ended September 30,
Selling, General and Administrative Expenses	2006	2005

Salaries, benefits and related costs	$771,000	$1,586,000
Stock-based compensation	494,000	(107,000)
Legal and consulting expenses	221,000	361,000
Marketing launch costs	1,512,000	—
Contract sales expenses	1,817,000	—
Other expenses	1,255,000	1,651,000

Total	$6,070,000	$3,491,000

Selling, general and administrative expenses consist of salaries and related costs for executive and other administrative personnel, selling and product distribution costs, professional fees and facility costs. Overall, expense increased $2.6 million for the quarter compared to 2005, as we launched our Keflex line extension. Salaries, benefits and related costs decreased in 2006 compared to 2005 due to the effect of a severance charge incurred in 2005 of $1.1 million, partly offset by the increased cost of the addition of eight district sales manager positions during the quarter. Stock-based compensation expense reflects the impact of adoption of SFAS 123R, which commenced January 1, 2006, as well as the reversal of expense in 2005 of $0.3 million as a result of the severance action. Marketing launch costs of $1.5 million reflect advertising and other marketing costs such as package design, travel costs, and launch consulting, while contract sales expenses of $1.8 million reflect costs related to the contract sales organization engaged to assist in the launch and ongoing selling of our Keflex 750 mg product.

Net Interest Income (Expense).  Net interest income in the three months ended September 30, 2006 was $(21,000) compared to net interest income of $289,000 in the three months ended September 30, 2005. In 2005 we had significantly greater cash balances available for investment than in 2006, which more than offset the benefit of higher rates in 2006. On June 30, 2006 we received the net proceeds from an $8 million term loan facility, which resulted in the increase in interest expense for the third quarter versus 2005.

	Three Months Ended September 30,
	2006	2005

Interest income	$221,000	$319,000
Interest expense	(242,000)	(30,000)

Total, net	$(21,000)	$289,000

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Revenues.  We recorded revenues of $3,567,000 and $15,229,000 during the nine-month periods ended September 30, 2006 and 2005, respectively, as follows:

	Nine Months Ended September 30,
	2006	2005

Keflex product sales — net	$3,567,000	$3,190,000
Amortization of upfront licensing fees — Par amoxicillin	—	4,028,000
Reimbursement of development costs — Par amoxicillin	—	8,011,000

Total	$3,567,000	$15,229,000

Net product sales consist primarily of shipments of Keflex to wholesalers. In July 2006, we launched a 750 milligram strength capsule, supported by a targeted and dedicated national contract sales force of 75 sales representatives and eight Advancis district sales managers. During the period, we recognized $2.0 million of net revenue related to sales of the 750mg product, which includes initial stocking to wholesalers and pharmacies. Net revenues for the nine months ended September 30, 2006 for other Keflex products, primarily 250mg and 500mg Keflex brand capsules, was $1.6 million versus $3.2 million in 2005. The decrease in Keflex sales compared to prior periods was mainly due to a net reduction in orders received from our wholesaler customers for our Keflex 250 and 500 products. In addition, there is increasing substitution of generic cephalexin for prescriptions of existing 250mg and 500mg Keflex brand capsules. Net product sales in the prior year included approximately $235,000 revenue from Keflex powder for oral suspension, including initial wholesaler stocking, but net sales of this product in 2006 were insignificant.

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

Reimbursement of development costs revenue in 2005 of $8.0 million related to the Par Amoxicillin collaboration agreement was recognized based on the related costs incurred. The contract was terminated in August 2005, and the remaining $2.4 million balance of non-refundable payments was recognized in revenue; therefore, there are no similar collaboration revenues in 2006.

Cost of Product Sales.  Cost of product sales represents the purchase cost of the Keflex products sold during the period, together with royalties due on the sale of certain products. Cost of product sales was $518,000 for the nine months ended September 30, 2006 versus $266,000 for the comparable period of 2005. The increase is due to product and royalty costs associated with launch of our 750mg product during the third quarter of 2006, which contributed $414,000 of the total. Other product costs have declined commensurate with the sales decline when compared to 2005.

Research and Development Expenses.  Research and development expenses declined by $13.8 million, or 41%, to $19.7 million for the nine months ended September 30, 2006 compared to $33.5 million for the nine months ended September 30, 2005.

The following table discloses the components of research and development expenses reflecting all of our project expenses.

	Nine Months Ended
	September 30,
Research and Development Expenses	2006	2005

Direct project costs:
Personnel, benefits and related costs	$4,602,000	$9,211,000
Stock-based compensation	1,312,000	187,000
Contract R&D, consultants, materials and other costs	3,006,000	7,043,000
Clinical trials	5,309,000	10,196,000

Total direct costs	14,229,000	26,637,000
Indirect project costs	5,471,000	6,824,000

Total	$19,700,000	$33,461,000

Direct costs declined $12.4 million due primarily to the decrease in amoxicillin project costs from 2005 of $11.6 million, as in 2005 we had two phase III trials underway versus one phase III trial in 2006. All other projects overall decreased by $0.8 million for the period.

Personnel, benefits and related costs for 2005 include severance charges of $2.8 million related to the reduction in staff implemented in the third quarter, and the remaining decline from 2005 reflects lower staffing levels in place in 2006 as a result of the severance action.

Stock-based compensation increased $1.1 million in 2006, in part from the remeasurement effect on non-employee shares of $0.5 million, as well as the impact from implementation of SFAS 123R effective January 1, 2006 of $0.4 million.

Contract research and development, consulting, materials and other direct costs decreased $4.0 million, and clinical trials expense declined by $4.9 million, as we conducted one phase III amoxicillin study in 2006 compared to two in 2005.

Indirect project costs also decreased by $1.4 million, reflecting lower facility costs related to consolidation of our offices, lower travel and other personnel-related costs due to the lower headcount in 2006 compared to 2005, and lower consulting and other costs supporting research and development activities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $4.3 million, or 49%, to $13.0 million for the nine months ended September 30, 2006 from $8.7 million for the nine months ended September 30, 2005.

	Nine Months Ended September 30,
Selling, General and Administrative Expenses	2006	2005

Salaries, benefits and related costs	$1,457,000	$2,951,000
Stock-based compensation	1,549,000	496,000
Legal and consulting expenses	877,000	1,084,000
Marketing launch costs	2,598,000	—
Contract sales expenses	2,464,000	—
Other expenses	4,056,000	4,214,000

Total	$13,001,000	$8,745,000

Decreased salaries, benefits and related costs of $1.5 million are due to severance charges in 2005 of $1.2 million, plus the beneficial effect of lower headcount that resulted from the reduction in force implemented in the third quarter of 2005. Stock-based compensation expense reflects the impact of adoption of SFAS 123R effective with the first quarter of 2006, as well as a credit to expense in 2005 related to the reduction in force of $0.3 million.

Marketing launch and contract sales expense in 2006 are due to the launch of our Keflex 750 mg line extension, activities that included the hiring 8 district sales managers, the selection, training and equipping of 75 sales representatives through a third party contract sales organization, preparation of launch advertising materials, and other activities necessary to conduct the launch. Prior to launch of the 750 mg product, we did not actively promote or market our existing Keflex products, and thus no related expenses were incurred in 2005.

Net Interest Income (Expense).  Net interest income in the nine months ended September 30, 2006 was $456,000 compared to net interest income of $663,000 in the nine months ended September 30, 2005. Interest expense was greater in 2005 as a result of interest costs associated with our term loan from Merrill Lynch. Interest income was comparable for the periods presented, as higher investment yields in 2006 offset the impact of lower cash balances invested.

	Nine Months Ended September 30,
	2006	2005

Interest income	$748,000	$756,000
Interest expense	(292,000)	(93,000)

Total, net	$456,000	$663,000

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

Cash and Marketable Securities

At September 30, 2006 cash, cash equivalents and marketable securities were $12.6 million compared to $29.4 million at December 31, 2005.

	September 30,	December 31,
	2006	2005

Cash and cash equivalents	$7,893,000	$18,117,000
Marketable securities	4,716,000	11,314,000

Total	$12,609,000	$29,431,000

Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities are also highly-liquid investments and are classified as available-for-sale, as they can be utilized for current operations. Our investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/ P1. Our objective is to limit the investment portfolio to a maximum average duration of approximately one year, with no individual investment exceeding a two-year duration. At September 30, 2006 no security was held with a maturity greater than 6 months from that date.

Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Cash Flow

The following table summarizes our sources and uses of cash and cash equivalents for the nine-month periods ending September 30, 2006 and 2005.

	Nine Months Ended
	September 30,
	2006	2005

Net cash used in operating activities	$(23,219,000)	$(19,011,000)
Net cash provided by investing activities	6,835,000	2,678,000
Net cash provided by (used in) financing activities	6,160,000	25,017,000

Net increase (decrease) in cash and cash equivalents	$(10,224,000)	$8,684,000

	Nine Months Ended
	September 30,
Operating Activities	2006	2005

Cash receipts:
Cash received from product sales	$2,611,000	$3,263,000
Cash received from collaboration partners	—	14,250,000
Interest income received and other	1,438,000	1,042,000

Total cash receipts	4,049,000	18,555,000

Cash disbursements:
Cash paid for employee compensation and benefits	7,325,000	9,086,000
Cash paid to vendors, suppliers, and other	19,943,000	28,480,000

Total cash disbursements	27,268,000	37,566,000

Net cash used in operating activities	$(23,219,000)	$(19,011,000)

Cash received from sales of Keflex declined from 2005 despite greater revenue in 2006, as most receivables related to the 750 mg product launched in the third quarter are not due until the fourth quarter of 2006. Cash received from collaboration partners in 2005 was a result of the Par collaboration, which was terminated in August 2005. The decrease in cash paid for employee-related expenses reflects lower headcount in 2006 due to the reduction in force implemented in the third quarter of 2005, and cash paid to vendors and others reflect reduced clinical trial costs in 2006, as we are conducting one Phase III trial compared to two Phase III trials in the comparison period of 2005.

	Nine Months Ended
	September 30,
Investing Activities	2006	2005

Cash receipts:
Sale of marketable securities, net of purchases	$19,655,000	$13,705,000
Restricted cash	730,000	7,000
Advance payment for potential sale of Keflex assets	—	1,000,000
Proceeds from sale of fixed assets	25,000	—

Total cash receipts	20,410,000	14,712,000

Cash disbursements:
Purchase of marketable securities	13,274,000	10,056,000
Property and equipment purchases and deposits	301,000	1,978,000

Total cash disbursements	13,575,000	12,034,000

Net cash provided by investing activities	$6,835,000	$2,678,000

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

	Nine Months Ended September 30,
Financing Activities	2006	2005

Cash receipts:
Proceeds from issuance of long term debt, net	$7,793,000	$—
Proceeds from private placement of common stock, net	—	25,754,000
Proceeds from exercise of stock options	280,000	23,000

Total cash receipts	8,073,000	25,777,000

Cash disbursements:
Payments on lines of credit	1,913,000	760,000

Net cash provided by investing activities	$6,160,000	$25,017,000

Major financing activities include a private placement of common stock in 2005, and a term loan in 2006. The increase in proceeds from option exercises was due to terminated employees exercising prior to expiration of their options. Repayment of lines of credit increased as all outstanding equipment loans with M&T Bank were paid off from the proceeds of the new term loan.

Borrowings

We are a party to credit facilities with an aggregate outstanding amount of $7.7 million, including an equipment financing loan with $47,000 remaining, a $12 million senior secured credit facility with Merrill Lynch Capital of which $8.0 million has been drawn, and a loan agreement with a local government development fund, as described in the following table.

	As of September 30, 2006
			Remaining
		Amount	Amount
Debt Obligations	Interest Rates	Outstanding	Available

GE Capital term loan	Fixed rate — 8.45%	$24,000	$—
Montgomery County development loan	Fixed rate — 5.00%	75,000	—
Merrill Lynch Capital term loan	Variable rate — LIBOR plus 5%	7,620,000	—
Merrill Lynch Capital revolving loan	Variable rate — LIBOR plus 3.75%	—	4,000,000

Totals		$7,719,000	$4,000,000

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

The agreement restricts our ability to incur additional debt, pay dividends, repurchase stock, or engage in specified other transactions outside the normal course of business, as long as borrowings are outstanding under the agreement. The credit and security agreement also requires us to be in compliance with certain financial covenants, including achievement of a minimum quarterly amount of revenue/invoiced products and maintenance of a minimum liquidity level. On September 28th 2006, the agreement was amended to remove the financial covenant for revenue/invoiced products in the quarter ending September 30, 2006, and to modify the financial covenant for revenue/ invoiced products for the fiscal quarter ending December 31, 2006, to require either (a) revenue of at least $5 million or value of invoiced products of at least $3 million. Beginning with the quarter ending March 31, 2007 and continuing thereafter, the financial covenant for minimum quarterly revenue is $5,000,000, an amount which significantly exceeds quarterly revenue recorded by us in prior periods and which requires the successful commercialization and market acceptance of our Keflex 750mg product. In addition, the agreement contains a material adverse change clause under which the lender could accelerate the our obligations under the credit and security agreement upon either (1) the occurrence of an event that could reasonably be expected to result in a material adverse change, or (2) if the lender determines, in its good faith opinion, that there is a reasonable likelihood that we will fail to comply with one or more of the financial covenants during the succeeding financial reporting period. Due to the subjective acceleration clause, the entire outstanding balance of the term loan is classified as a current liability, pursuant to FASB Technical Bulletin 79-3, “Subjective Acceleration Clauses in Long-Term Debt Agreements.”

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

We have entered into a manufacturing agreement with Ceph International Corporation, a subsidiary of Patheon, Inc., for the manufacturing of our Keflex products. The agreement contains a provision for minimum purchase requirements, based on our rolling-annual production forecast. We estimate that our potential liability for the minimum purchase requirement as of September 30, 2006, is approximately $1.6 million.

We have entered into an agreement with Innovex, a division of Quintiles, for contract sales services. Innovex is providing 75 sales representatives dedicated to promotion of the Keflex 750 product. We have a commitment to pay fees to Innovex to cover the costs of the sales force, as well as related expenses. We estimate this commercial commitment as an expense of approximately $14 million over the next 18 months. The agreement is cancelable at our option, which we would consider exercising if the Keflex 750 launch is not successful. The cost of termination would be approximately $1.8 million.

We have entered into a $12 million credit facility with Merrill Lynch Capital, under which $7.6 million of the $8.0 million term loan component is outstanding as of September 30, 2006. The principal is repayable in 36 equal monthly installments of $222,222 with interest payable at LIBOR plus 5 percent per annum.

Prospective Information

We expect to incur losses from operations for the foreseeable future. We expect to continue to incur substantial research and development expenses in 2006, including expenses related to preclinical testing and clinical trials. We expect that our selling and marketing expenses will increase as we continue the commercial launch of our Keflex 750mg. If the launch is successful, we will collect cash on these incremental sales which would offset some or all of our increased selling and marketing expenses in 2006. We believe the Keflex line extension products, primarily the 750mg capsules, have the potential to generate significant cash in excess of selling costs in 2007. We also expect a limited window of opportunity for these products, approximating 18 to 24 months, should generic pharmaceutical companies decide to compete with our line extension products.

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

The launch of the Keflex 750mg capsules is underway and, we believe, has the potential to generate significant cash flow in excess of its incremental production, sales and marketing costs. In addition, the closing of the $12 million Merrill Lynch Capital credit facility provides us with financial flexibility. We believe that our cash, cash equivalents and marketable securities of $12.6 million on hand as of September 30, 2006, together with cash receipts anticipated in 2006 and 2007 from sales of Keflex products, provide us with enough capital resources to finance ongoing operations into 2007. We will continue to balance the pace of development with our funding position. We are currently considering additional sources of capital, including non-dilutive financing transactions, as well as dilutive transactions such as issuance of our stock. While we believe we have several financing alternatives available, there is no assurance that any of the options would be completed on a timely basis. Depending on the level of Keflex 750 sales and timing of cash collections, failure to complete a financing could have a significant adverse effect on our liquidity.

This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary. Key assumptions in the forecast include the successful commercialization and market acceptance of Keflex 750mg capsules, beginning in 2006 and continuing into 2007, as well as the repayment of the term loan principal to Merrill Lynch Capital in accordance with the scheduled repayment terms. If these assumptions differ from actual results, our liquidity will be materially impacted and our forecasted cash requirements will be significantly higher than described above, and we may not have sufficient cash to fund our planned operating expense and debt repayments. Should we not meet our forecast or should we be required to repay the Merrill Lynch Capital term loan on an accelerated basis, we will experience significant liquidity issues.

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

We have interest rate risk related to the senior secured credit facility with Merrill Lynch Capital, as the interest rate on the borrowings outstanding is variable. A 1% increase in the interest rate would have the effect of increasing interest expense by approximately $76,000 annually, based on the outstanding principal balance at September 30, 2006.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2006, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In December 2003, Aventis and Aventis Pharmaceuticals Inc., now part of sanofi-aventis, brought an action against Advancis, alleging, in essence, that the Advancis corporate name is infringing the plaintiff’s trademark and seeking injunctive relief. A trial was held in May 2005, and the Court’s decision, dated September 26, 2006, ruled in favor of sanofi-aventis and required the parties to jointly submit a proposed Permanent Injunction and Order, which was submitted on October 27, 2006. On October 31, 2006 the Judge approved the proposed Order, which will cause Advancis to surrender its trademark registrations for the “Advancis” name, and cease using the name in connection with its business, effective June 30, 2007.

No monetary damages were associated with the decision, and the Company does not believe there will be a significant financial impact in complying with the Court’s decision.

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

If our recently launched Keflex (cephalexin) 750mg capsule product is not accepted by the market, our revenues and liquidity will suffer.

We launched our Keflex (cephalexin) 750mg capsule product, or Keflex 750, in July 2006. This product may not gain market acceptance among physicians and the medical community. Whether Keflex 750 is accepted by physicians is dependent upon a number of factors, including the recognition of the potential advantages, despite higher cost, over alternative generic dosage strengths of cephalexin and the effectiveness of our marketing and distribution capabilities.

In addition, Keflex 750 faces significant competition from other dosage strengths of cephalexin manufactured by generic pharmaceutical companies, as well as from other dosage strengths of Keflex marketed by us. Although there is no current 750mg dosage strength of generic cephalexin, we expect to have a limited window of opportunity to market Keflex 750, should generic pharmaceutical manufacturers choose to compete with us. In addition, we rely on pharmacies to maintain adequate quantities of Keflex 750 in stock. If Keflex 750 does not achieve significant market acceptance, our revenues and liquidity will suffer.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	First Amendment to Credit and Security Agreement, dated September 28, 2006, between the Registrant and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (incorporated by reference from the registrant’s current report on Form 8-K, filed on October 3, 2006).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Advancis Pharmaceutical Corporation

By:	/s/ Edward M. Rudnic
Edward M. Rudnic, Ph.D.
President and Chief Executive Officer

By:	/s/ Robert C. Low
Robert C. Low
Vice President, Finance and
Chief Financial Officer

Dated: November 13, 2006

EXHIBIT INDEX

Exhibit
Page
Number

10.1	First Amendment to Credit and Security Agreement, dated September 28, 2006, between the Registrant and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (incorporated by reference from the registrant’s current report on Form 8-K, filed on October 3, 2006).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.