Form 10-Q
period 2007-03-31
ADVANCIS PHARMACEUTICAL CORP
filed 2007-05-11
CIK 1161924

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

As of May 3, 2007, 46,558,123 shares of common stock of the Registrant were outstanding.

ADVANCIS PHARMACEUTICAL CORPORATION

INDEX

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ADVANCIS PHARMACEUTICAL CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,530,115	$14,856,738
Marketable securities	514,009	522,723
Accounts receivable, net	1,067,321	303,514
Inventories, net	2,165,252	2,077,390
Prepaid expenses and other current assets	1,634,794	1,682,685

Total current assets	10,911,491	19,443,050

Property and equipment, net	11,148,785	11,764,627
Restricted cash	872,180	872,180
Deposits and other assets	1,764,644	1,548,585
Intangible assets, net	8,087,908	8,377,327

Total assets	$32,785,008	$42,005,769

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,049,328	$2,285,736
Accrued expenses and advances	7,641,917	7,817,224
Lines of credit and short term debt	6,222,222	6,888,889
Note payable	—	75,000
Deferred product revenue	189,000	189,000

Total current liabilities	21,102,467	17,255,849
Deferred contract revenue	11,625,000	11,625,000
Deferred rent and credit on lease concession	1,241,239	1,252,900

Total liabilities	33,968,706	30,133,749

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 225,000,000 shares authorized, and 36,401,854 and 36,362,447 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	364,019	363,625
Capital in excess of par value	165,200,569	164,593,930
Accumulated deficit	(166,748,452)	(153,085,462)
Accumulated other comprehensive income (loss)	166	(73)

Total stockholders’ equity (deficit)	(1,183,698)	11,872,020

Total liabilities and stockholders’equity (deficit)	$32,785,008	$42,005,769

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)

Product sales	$1,773,037	$860,231

Costs and expenses:
Cost of product sales	233,635	52,585
Research and development	7,528,872	7,201,200
Selling, general and administrative	7,688,652	2,472,587

Total expenses	15,451,159	9,726,372

Loss from operations	(13,678,122)	(8,866,141)
Interest income	134,027	293,762
Interest expense	(193,895)	(24,971)
Other income	75,000	1,000,000

Net loss	$(13,662,990)	$(7,597,350)

Basic and diluted net loss per share applicable to common stockholders	$(0.38)	$(0.25)

Shares used in calculation of basic and diluted net loss per share	36,383,312	30,043,084

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
			Capital in		Other	Total
	Common	Par	Excess of	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Par Value	Deficit	Income (Loss)	Equity (Deficit)
	(Unaudited)

Balance at December 31, 2006	36,362,447	$363,625	$164,593,930	$(153,085,462)	$(73)	$11,872,020
Exercise of stock options	9,355	94	7,596	—	—	7,690
Vesting of restricted stock	30,052	300	18,332	—	—	18,632
Issuance and remeasurement of stock options for services	—	—	(12,649)	—	—	(12,649)
Stock-based employee compensation expense	—	—	593,360	—	—	593,360
Comprehensive income (loss):
Net loss	—	—	—	(13,662,990)	—	(13,662,990)
Unrealized gain on marketable securities, net	—	—	—	—	239	239

Total comprehensive loss	—	—	—	—	—	(13,662,751)

Balance at March 31, 2007	36,401,854	$364,019	$165,200,569	$(166,748,452)	$166	$(1,183,698)

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)

Cash flows from operating activities:
Net loss	$(13,662,990)	$(7,597,350)
Adjustments to reconcile net loss to net cash in operating activities:
Depreciation and amortization	951,897	988,366
Stock-based compensation	580,711	860,094
Deferred rent and credit on lease concession	(11,661)	2,908
Amortization of premium on marketable securities	8,953	132,762
Recognition of advance payment for potential sale of Keflex	—	(1,000,000)
Changes in:
Accounts receivable	(763,807)	534,394
Inventories	(87,862)	(297,349)
Prepaid expenses and other current assets	47,891	(19,444)
Deposits other than on property and equipment, and other assets	194,087	—
Accounts payable	4,763,592	47,168
Accrued expenses and advances	(270,989)	(732,409)

Net cash used in operating activities	(8,250,178)	(7,080,860)

Cash flows from investing activities:
Purchase of marketable securities	—	(6,727,999)
Sale and maturities of marketable securities	—	9,040,000
Purchases of property and equipment	(19,592)	(46,600)
Deposits on property and equipment	(397,876)	(250,000)
Change in restricted cash	—	32,454

Net cash provided by (used in) investing activities	(417,468)	2,047,855

Cash flows from financing activities:
Payments on lines of credit	(666,667)	(249,021)
Proceeds from exercise of common stock options	7,690	261,850

Net cash provided by (used in) financing activities	(658,977)	12,829

Net increase (decrease) in cash and cash equivalents	(9,326,623)	(5,020,176)
Cash and cash equivalents, beginning of period	14,856,738	18,116,968

Cash and cash equivalents, end of period	$5,530,115	$13,096,792

Supplemental disclosure of cash flow information:
Cash paid for interest	$173,210	$24,971

Supplemental disclosure of noncash transactions:
Reclassification of liability related to early exercises of restricted stock to equity upon vesting of the restricted stock	$18,632	$24,137

The accompanying notes are an integral part of these financial statements.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of Advancis Pharmaceutical Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K. The interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The Company expects to incur losses from operations for the foreseeable future. It expects to continue to incur substantial research and development expenses in 2007, primarily related to the regulatory approval process and preparatory manufacturing activities for its potential Amoxicillin PULSYS® product. It also expects significant selling and marketing expenses to continue, due to the continued direct selling and marketing of the Keflex 750 milligram capsules launched in 2006. Future capital requirements are uncertain and will depend on a number of factors, including the progress of research and development of product candidates, the timing and outcome of regulatory approvals, cash received from sales of existing non-PULSYS products, payments received or made under any future collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the acquisition of licenses for new products or compounds, the status of competitive products, the availability of financing and the Company’s or its partners’ success in developing markets for its product candidates. The Company believes that its cash, cash equivalents and marketable securities of $6.0 million on hand as of March 31, 2007, together with cash receipts anticipated in 2007 from sales of Keflex products and net proceeds of approximately $22.3 million from an equity issuance in April 2007, provide it with enough capital resources to finance ongoing operations into early 2008. The Company anticipates that its Keflex product sales will increase significantly in 2007 compared to 2006, assuming that growth in monthly prescriptions of its Keflex 750 mg product continues and that price increases planned for 2007 are effective. However, the Company’s product revenues are unpredictable in the near term and may fluctuate due to many factors, many of which it cannot control, including market acceptance of its products. If the Company’s products fail to achieve market acceptance, the Company may have lower cash receipts from product sales than it anticipated, and it could experience serious liquidity issues.

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

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

reflect known changes in the factors that impact these reserves. These factors include current contract prices and terms, estimated wholesaler inventory levels, remaining shelf life of product, and historical information for similar products in the same distribution channel.

Deferred product revenue represents goods shipped under guaranteed sales arrangements in connection with initial stocking for a new product launch. For such arrangements, the risk of loss has not passed to the customer and, accordingly, products delivered under guaranteed sales arrangements are accounted for as consignment sales. The Company recognizes revenue when the product is sold by its customer or at the expiration of the consignment period if the product has not been returned.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate bonds. At March 31, 2007 and December 31, 2006, the Company maintained all of its cash and cash equivalents in three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such cash balances.

Marketable Securities

The Company classifies all of its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income or loss. Marketable securities available for current operations are classified in the balance sheet as current assets; marketable securities held for long-term purposes are classified as noncurrent assets. Interest income, net of amortization of premium on marketable securities, and realized gains and losses on securities are included in “Interest income” in the statements of operations.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, notes payable and line of credit borrowings, approximate their fair values due to their short maturities.

Accounts Receivable

Accounts receivable represent amounts due from wholesalers for sales of pharmaceutical products. Allowances for estimated product discounts, wholesaler rebates, and chargebacks are recorded as reductions to gross

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

accounts receivable. Amounts due for returns and estimated rebates payable to third parties are included in accrued liabilities.

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

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of potential common shares outstanding during the period, including outstanding stock options, is measured by the treasury stock method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company incurred net losses for the three months ended March 31, 2007 and 2006, and, accordingly, did not assume exercise of any of the Company’s outstanding stock options, because to do so would be antidilutive.

The following are the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	March 31,
(Number of Underlying Common Shares)	2007	2006

Stock options	5,273,110	4,220,195
Nonvested stock	0	30,052
Warrants	2,396,357	2,396,357

Total	7,669,467	6,646,604

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 had no effect on the Company’s financial statements.

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

In December 2006, FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company believes that its current accounting is consistent with the FSP. Accordingly, adoption of the FSP had no effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

3.	Revenue

The Company records revenue from sales of pharmaceutical products under the Keflex brand. The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 44.2%, 37.2%, and 12.9% of the Company’s net revenues from product sales in the three-month period ended March 31, 2007.

4.	Marketable Securities

Marketable securities, including accrued interest, at March 31, 2007 and December 31, 2006 were as follows:

March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-Sale	Cost	Gains	Losses	Fair Value

Marketable securities:
Corporate debt securities:
-In unrealized gain position	$513,843	$166	$—	$514,009

December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-Sale	Cost	Gains	Losses	Fair Value

Marketable securities:
Corporate debt securities:
-In unrealized loss position under 12 months	$522,796	$—	$(73)	$522,723

Each of the Company’s marketable securities at March 31, 2007 and December 31, 2006 matures within six months.

5.	Accounts Receivable

Accounts receivable, net, consists of the following:

	March 31,	December 31,
	2007	2006

Accounts receivable for product sales, gross	$1,462,691	$520,444
Allowances for discounts and chargebacks	(395,370)	(216,930)

Accounts receivable for product sales, net	$1,067,321	$303,514

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 44.5%, 40.8%, and 11.2% of the Company’s accounts receivable for product sales as of March 31, 2007.

6.	Inventories

Inventories, net, consist of the following:

	March 31,	December 31,
	2007	2006

Finished goods	$2,457,989	$2,371,346
Reserve for obsolete and slow-moving inventory	(292,737)	(293,956)

Inventories, net	$2,165,252	$2,077,390

The Company periodically reviews its product inventories on hand. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable.

7.	Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Life	March 31,	December 31,
	(Years)	2007	2006

Construction in progress	n/a	$554,673	$554,673
Computer equipment	3	1,038,543	1,024,149
Furniture and fixtures	3-10	1,405,918	1,405,918
Equipment	3-10	9,146,155	9,140,957
Leasehold improvements	Shorter of economic lives or lease term	8,738,230	8,738,230

Subtotal		20,883,519	20,863,927
Less — accumulated depreciation		(9,734,734)	(9,099,300)

Property and equipment, net		$11,148,785	$11,764,627

8.	Intangible Assets

Intangible assets at March 31, 2007 and December 31, 2006 consist of the following:

	March 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Keflex brand rights	$10,954,272	$(3,012,438)	$7,941,834
Keflex non-compete agreement	251,245	(138,171)	113,074
Patents acquired	120,000	(87,000)	33,000

Intangible assets	$11,325,517	$(3,237,609)	$8,087,908

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Keflex brand rights	$10,954,272	$(2,738,580)	$8,215,692
Keflex non-compete agreement	251,245	(125,610)	125,635
Patents acquired	120,000	(84,000)	36,000

Intangible assets	$11,325,517	$(2,948,190)	$8,377,327

Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The Keflex brand rights are amortized over 10 years, the non-compete agreement with Eli Lilly and Company is amortized over 5 years, and certain acquired patents are amortized over 10 years.

Amortization expense for acquired intangible assets with definite lives was $289,419 for the three-month periods ended March 31, 2007 and March 31, 2006. For the year ending December 31, 2007 and for the next four years, annual amortization expense for acquired intangible assets is expected to be approximately $1.2 million per year for 2007 and 2008, and approximately $1.1 million for each of 2009, 2010 and 2011.

9.	Accrued Expenses and Advances

Accrued expenses consist of the following:

	March 31,	December 31,
	2007	2006

Research and development expenses	$2,608,197	$1,695,628
Sales and marketing expense	856,851	1,598,437
Severance — current portion	686,511	1,094,375
Bonus	352,775	1,081,503
Product returns	1,088,884	937,044
Professional fees	583,577	734,250
Insurance and benefits	353,322	228,009
Liability for exercised unvested stock options	—	18,632
Other expenses	1,111,800	429,346

Total accrued expenses	$7,641,917	$7,817,224

Accrued Severance

	Balance at
	December 31,		Balance at
Accrued Severance — 2007 Activity	2006	Cash Paid	March 31, 2007

2005 Workforce Reduction	$1,094,375	$(407,864)	$686,511

The remaining balance of $686,511 at March 31, 2007 will be paid through September 2007.

Advance Payment for Potential Sale of Keflex Assets

In August 2005, Advancis entered into an agreement in principle with a private company for the potential sale of its Keflex assets, including the rights to the U.S. brand and inventories. As part of the agreement, the potential buyer made a $1,000,000 payment to Advancis, which provided it with exclusive negotiating rights through December 31, 2005. The payment was recorded as an advance, since, under certain conditions, the payment could become refundable or, if the sale were to have been completed, the $1,000,000 payment would have been applied to

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

the purchase price. The two parties did not enter into a definitive agreement for the asset sale, and in January 2006, Advancis decided to retain the Keflex assets. The agreement in principle expired on February 28, 2006. Accordingly, the advance payment of $1,000,000 was recognized as other income in the first quarter of 2006.

10.	Borrowings

Total lines of credit and short-term debt consist of the following:

	March 31,	December 31,
	2007	2006

Merrill Lynch Capital term loan	$6,222,222	$6,888,889
Montgomery County note payable	—	75,000

Total lines of credit and loans	$6,222,222	$6,963,889

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

The Revolving Loan commitment provides for up to $4 million in borrowing capacity with a commitment expiry date of March 30, 2010, with an interest rate equal to one-month LIBOR plus 3.75 percent per annum. Credit available under the Revolving Loan is subject to certain borrowing base conditions based on eligible accounts receivable of the Company. The Revolving Loan commitment may also be used for the issuance of letters of credit, up to an aggregate amount of $1,000,000. There were no borrowings or letters of credit outstanding under this facility at March 31, 2007. An unused line fee of 0.045 percent per month is payable on the average unused daily balance of the Revolving Loan commitment. If the Revolving Loan commitment is terminated prior to the expiration date of March 30, 2010, the Company is required to pay a deferred commitment fee of 2.0 percent, 1.25 percent, 0.75 percent, or 0.25 percent of the Revolving Loan commitment amount if the termination is made within the first, second, third or fourth years after closing (June 30, 2006), respectively.

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

The agreement restricts the Company’s ability to incur additional debt, pay dividends, repurchase stock, or engage in specified other transactions outside the normal course of business, as long as borrowings are outstanding under the agreement. The credit and security agreement also requires the Company to be in compliance with certain financial covenants, including achievement of a minimum quarterly amount of revenue and maintenance of a minimum liquidity level (cash and marketable securities of $5,000,000). On December 8, 2006, the agreement was amended to remove the financial covenant for revenue / invoiced products for the quarters ending December 31, 2006 and March 31, 2007. On May 9, 2007, the agreement was amended to remove the financial covenant for

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

revenue / invoiced products for the quarter ending June 30, 2007. Beginning with the quarter ending September 30, 2007 and continuing thereafter, the financial covenant for minimum quarterly revenue is $5,000,000, an amount which significantly exceeds quarterly revenue recorded by the Company in prior periods and which requires the successful commercialization and increased market acceptance of the Company’s Keflex 750 mg product. In addition, the agreement contains a material adverse change clause under which the lender could accelerate the Company’s obligations under the credit and security agreement upon either (1) the occurrence of an event that could reasonably be expected to result in a material adverse change, or (2) if the lender determines, in its good faith opinion, that there is a reasonable likelihood that the Company will fail to comply with one or more of the financial covenants during the succeeding financial reporting period. Due to the subjective acceleration clause, the entire outstanding balance of the term loan is classified as a current liability, pursuant to FASB Technical Bulletin 79-3, “Subjective Acceleration Clauses in Long-Term Debt Agreements.”

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

Montgomery County Note Payable

In December 2001, the Company entered into an Economic Development Fund Agreement with Montgomery County, Maryland. The primary purpose of the Economic Development Fund is to assist private employers who are located, planning to locate or substantially expand operations in Montgomery County. In September 2002, the Company received a $75,000 loan from the County. According to the agreement, the County would permanently forgive part or all of the $75,000 loan principal balance together with the accrued interest if certain conditions relating to employment levels and capital investment are met. During the first quarter of 2007, the Company received notice from Montgomery County that it had met the conditions required for the debt to be forgiven, and accordingly the full amount was recognized as Other Income.

11.	Stock Option Plan

The Company currently grants stock options under the Stock Incentive Plan (the “Plan”). The number of shares available for issuance under the Plan is 7,848,182.

Options granted under the Plan may be incentive stock options or non-statutory stock options. Stock purchase rights may also be granted under the Plan. Incentive stock options may only be granted to employees. The compensation committee of the Board of Directors determines the period over which options become exercisable. Options granted to employees and consultants normally vest over a 4-year period. Options granted to directors, upon their initial appointment or election, vest monthly over periods of 36 months. Annual director and advisor grants vest monthly over 12 months. Director and advisor grants are exercisable on the date of grant but are restricted, subject to repurchase until vested. The exercise price of incentive stock options and non-statutory stock options shall be no less than 100% of the fair market value per share of the Company’s common stock on the grant date. The term of all options is 10 years. As of March 31, 2007, there were 852,594 shares of common stock available for future option grants.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity of the Company’s stock option plan for the three months ended March 31, 2007:

	Number of	Weighted-Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Remaining Term	Value

Outstanding, December 31, 2006	4,378,578	$4.30
Granted	921,870	2.54
Exercised	(9,355)	0.82
Cancelled	(17,983)	2.90

Outstanding, March 31, 2007	5,273,110	$4.01	8.1 years	$1,785,811

Exercisable, March 31, 2007	2,842,122	$4.76	7.4 years	$1,282,045

The total intrinsic value of options exercised during the three months ended March 31, 2007 was $19,477. Cash received by the Company upon the issuance of shares from option exercises was $7,690. The Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

A summary of the Company’s nonvested options as of and for the three months ended March 31, 2007 is presented below:

	Number of	Weighted
	Nonvested	Average Grant
	Stock Options	Date Fair Value

Outstanding, December 31, 2006	1,919,440	$3.07
Granted	921,870	1.78
Vested	(337,678)	4.56
Forfeited	(17,983)	2.01

Outstanding, March 31, 2007	2,485,649	$2.40

12.	Stock-Based Compensation

The Company has recorded stock-based compensation expense for the grant of stock options to employees and to nonemployee consultants as follows:

	Three Months Ended March 31,
Stock-Based Compensation Expense:	2007	2006

Employees:
SFAS 123R fair-value method	$593,360	$682,688
Nonemployees:
Amortization and remeasurement of variable stock-based compensation	(12,649)	177,406

Total	$580,711	$860,094

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
Included in Income Statement Captions as Follows:	2007	2006

Research and development expense	$239,610	$353,529
Selling, general and administrative expense	341,101	506,565

Total	$580,711	$860,094

The weighted average fair value of options granted to employees during the three months ended March 31, 2007 and 2006 was $1.79 and $1.14 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for grants in 2007 and 2006:

	March 31,
	2007	2006

Expected term (in years)	6.25	6.25
Risk-free interest rate	4.81%	4.45%
Volatility	75.0%	75.0%
Dividend yield	0%	0%

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

14.	Income Taxes

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). FIN 48 clarifies the criteria that an individual tax position must satisfy for some or all of the tax benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The implementation of FIN 48 had no impact on the Company’s financial statements, as the Company has no unrecognized tax benefits.

ADVANCIS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company is primarily subject to U.S federal and Maryland state corporate income tax. All tax years from the Company’s inception in 2000 remain open to examination by U.S. federal and state authorities.

The Company’s policy is to recognize interest related to income tax matters, if any, in interest expense and penalties related to income tax matters, if any, in operating expenses. As of January 1 and March 31, 2007, the Company had no accruals for interest or penalties related to income tax matters.

15.	Commitments and Contingencies

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

No monetary damages were associated with the decision, and the Company does not believe there will be a significant financial impact involved from complying with the Court’s decision

16.	Subsequent Event

In April 2007, the Company closed a private placement of 10,155,000 shares of its common stock and warrants to purchase 7,616,250 shares common stock, at a price of $2.36375 per unit. Each unit consists of one share of the Company’s common stock and a warrant to purchase 0.75 shares of common stock. The warrants have a five-year term and an exercise price of $2.27 per share. The transaction raised approximately $24.0 million in gross proceeds.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the related notes included elsewhere in this Form 10-Q and the financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2006 Annual Report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed herein and in our 2006 Annual Report. See “Forward-looking Statements.”

Our Business

Advancis Pharmaceutical Corporation was incorporated in Delaware in December 1999 and commenced operations on January 1, 2000. We are a pharmaceutical company focused on developing and commercializing anti-infective drug products that fulfill unmet medical needs in the treatment of infectious disease. We are developing a portfolio of drugs based on the novel biological finding that bacteria exposed to antibiotics in front-loaded, sequential bursts, or pulses, are killed more efficiently than those exposed to standard antibiotic treatment regimens. We currently have 25 issued U.S. patents and two issued foreign patent covering our proprietary once-a-day pulsatile delivery technology called PULSYS. We have initially focused on developing PULSYS product candidates utilizing approved and marketed drugs that no longer have patent protection or that have patents expiring in the next several years. Our lead pulsatile product candidate, based on the antibiotic amoxicillin, recently completed a successful pivotal Phase III clinical trial and our Keflex PULSYS product candidate, based on the antibiotic cephalexin, is currently under evaluation in Phase I clinical trials. We submitted a revised New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for our Amoxicillin PULSYS product for adults and adolescents with pharyngitis and/or tonsillitis on March 23, 2007, and if accepted for filing, we expect to have a FDA target action date of January 23, 2008. We also have a number of additional pulsatile product candidates in preclinical development, although further development of these candidates can only occur if we secure additional capital resources.

We acquired the U.S. rights to Keflex (cephalexin) from Eli Lilly in 2004. We currently sell our line of Keflex products to wholesalers in both capsule and powder formulations, and have received FDA approval for two additional Keflex strengths — 333 mg capsules and 750 mg capsules. We have focused our commercialization initiatives solely on the Keflex 750 mg capsules. In support of the launch of the Keflex 750 mg capsules, and in anticipation of our first potential pulsatile product, Amoxicillin PULSYS, we entered into an agreement with a contract sales organization and currently deploy approximately 60 contract sales representatives across the United States. We have also entered into agreements with third-party contract manufacturers for the commercial supply of our products.

In March 2007, we announced that we are evaluating various strategic alternatives to further enhance shareholder value and have retained an investment banking firm to assist us in this regard. Strategic alternatives we may pursue could include, but are not limited to, continued execution of our operating plan, licensing or development arrangements, the sale of some or all of our company’s assets, partnering or other collaboration agreements, or a merger or other strategic transaction.

General

Our future operating results will depend largely on our ability to successfully gain approval and commercialize our lead product, Amoxicillin PULSYS, successfully commercialize our recently launched Keflex 750 mg product, and the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in our 2006 Annual Report on Form 10-K.

Management Overview of the First Quarter of 2007

The following is a summary of key events that occurred during and subsequent to the first quarter of 2007.

Amoxicillin PULSYS product development

•	In August 2006, we announced that our Amoxicillin PULSYS Phase III clinical trial for the treatment of adolescents and adults with acute pharyngitis and/or tonsillitis achieved its desired clinical and microbiological endpoints. The trial demonstrated statistical non-inferiority of Amoxicillin PULSYS therapy versus the penicillin comparator therapy for the trial’s primary endpoints of bacterial eradication rates for two distinct patient populations. The trial also demonstrated Amoxicillin PULSYS reached 85 percent bacterial eradication for the “per protocol” group of patients, in accordance with FDA guidance for product approval as first-line pharyngitis therapy.

•	Based on the successful Phase III trial data, we submitted a NDA for Amoxicillin PULSYS on December 14, 2006. On February 12, 2007, we received a “refusal to file” letter from the FDA for our Amoxicillin PULSYS NDA, requesting additional information on our planned commercial manufacturing processes. The FDA did not raise any clinical or other issues in its communication.

•	We conducted a meeting with the FDA regarding our Amoxicillin PULSYS NDA on February 26, 2007. In that meeting, we obtained clarification on the additional information that would be required for the FDA to accept our NDA for filing, which was resubmitted on March 23, 2007. If the NDA is accepted for filing, we expect to receive a Prescription Drug User Fee Act (PDUFA) target action date of January 23, 2008.

Marketed Products — Keflex Capsules (Cephalexin USP)

•	In the first quarter of 2007, net sales of our branded Keflex product line were approximately $1.8 million.

•	During the first quarter, we continued our commercialization efforts for our recently launched 750 mg strength of Keflex capsules through a targeted and dedicated national contract sales force of approximately 60 sales representatives and six Advancis district sales managers. Our contract sales representatives began directly promoting Keflex 750 mg capsules to targeted physicians as well as providing patient starter samples in late July 2006.

Investment Bank Retained to Explore Strategic Alternatives

•	In March 2007, we announced that we are evaluating various strategic alternatives to further enhance shareholder value and have retained an investment banking firm to assist us in this regard. Strategic alternatives we may pursue could include, but are not limited to, continued execution of our operating plan, licensing or development arrangements, the sale of some or all of our company’s assets, partnering or other collaboration agreements, or a merger or other strategic transaction. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. We do not intend to disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed.

Cost Reduction Initiatives for 2007

•	During the first quarter of 2007, we initiated a cost reduction program to include personnel reductions, postponement of PULSYS clinical development programs other than Amoxicillin PULSYS for adults and adolescents, and elimination of other discretionary spending in 2007. Additionally, future development efforts for our PULSYS product candidates other than Amoxicillin PULSYS will be dependent upon our ability to secure additional capital or to find a partner to help fund their continued development.

Private Placement of Common Stock and Warrants

•	On April 18, 2007, we closed a private placement of 10,155,000 shares of common stock and warrants to purchase 7,616,250 shares of common stock, at a price of $2.36375 per unit. Units sold in the transaction consist of one share of our common stock and a warrant to purchase 0.75 shares of common stock. The warrants have a five-year term and an exercise price of $2.27 per share. The transaction raised approximately $24 million in gross proceeds.

Focus for Remainder of 2007

Our primary focus for the remainder of 2007 will be on the regulatory approval process for our Amoxicillin PULSYS product candidate for adults and adolescents, along with the continued commercialization of our Keflex 750 mg capsules. We resubmitted our NDA supporting Amoxicillin PULSYS marketing approval on March 23, 2007 and we expect to receive a filing decision in May 2007. If the FDA accepts our application and approves the NDA on our target action date, we believe Amoxicillin PULSYS could be marketed to healthcare professionals by as soon as the first half of 2008. We intend to continue promoting the new Keflex 750 mg capsules through our approximately 60 contract sales representatives and six Advancis district sales managers to targeted U.S. physicians throughout the remainder of 2007. In order to minimize our financing requirements in 2007, we have initiated cost reductions including personnel reductions, postponement of PULSYS clinical development programs other than Amoxicillin PULSYS for adults, and the elimination of other discretionary spending.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). We adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense under the Statement on a prospective basis only. Accordingly, prior period financial statements have not been restated. Under this transition method, stock-based compensation cost for the three month periods ended March 31, 2007 and 2006, includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the fair value provisions of SFAS 123R.

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

Income Taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not recorded any tax provision or benefit for the three-month periods ended March 31, 2007 or 2006. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured at December 31, 2006 and March 31, 2007.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“SFAS 109”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we have adopted the provisions of FIN 48 effective January 1, 2007. The adoption of FIN 48 had no effect on our financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact, if any, the adoption of SFAS 159 will have on our financial statements.

Research and Development Expenses

We expect our research and development expenses to be significant as we continue to prepare for regulatory approval and subsequent launch of Amoxicillin PULSYS. These expenses consist primarily of salaries and related expenses for personnel, development costs for contract manufacturing prior to FDA approval of products, costs of materials required to validate the manufacturing process and prepare for commercial launch, depreciation of capital resources used to develop our products, and other costs of facilities. We expense research and development costs as incurred.

Summary of Product Development Initiatives.  The following table summarizes our product development initiatives for the three-month periods ended March 31, 2007 and 2006. Included in this table is the research and development expense recognized in connection with each product candidate currently in clinical development and all preclinical product candidates as a group.

	Three Months Ended		Clinical
	March 31,		Development
	2007	2006	Phase

Direct Project Costs(1)
Amoxicillin PULSYS(2)	$4,291,000	$4,133,000	FDA submitted
Keflex Product Development(3)	1,315,000	1,096,000	(3)
Other Product Candidates	95,000	64,000	Preclinical

Total Direct Project Costs	5,701,000	5,293,000

Indirect Project Costs(1)
Facility	826,000	789,000
Depreciation	575,000	632,000
Other Indirect Overhead	427,000	487,000

Total Indirect Project Costs	1,828,000	1,908,000

Total Research & Development Expense	$7,529,000	$7,201,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

(2)	On August 10, 2006, we announced that our Amoxicillin PULSYS Phase III clinical trial achieved its desired clinical and microbiological endpoints. The trial demonstrated statistical non-inferiority of Amoxicillin PULSYS therapy versus the penicillin comparator therapy for the trial’s primary endpoints of bacterial eradication rates for two different patient populations. We resubmitted our New Drug Application for Amoxicillin PULSYS to the FDA on March 23, 2007. See “Amoxicillin PULSYS” below.

(3)	Direct Project Costs for Keflex product development primarily reflect research and development costs for a once-a-day Keflex PULSYS product. We have completed five Keflex PULSYS Phase I clinical trials. We expect to meet with the FDA to gain agreement and to determine the required Phase III trial design and clinical development program to support a regulatory application for marketing approval of a Keflex PULSYS product candidate. However, additional Keflex PULSYS clinical trials have been postponed, pending sufficient financial resources.

Amoxicillin PULSYS

During the first quarter of 2007, we announced that we resubmitted our NDA for our Amoxicillin PULSYS product candidate for the treatment of adults and adolescents with acute pharyngitis and/or tonsillitis due to Group A streptococcal infections (commonly referred to as strep throat). Our clinical trial, designed to support product approval for Amoxicillin PULSYS, included 620 patients in a double-blind, double-dummy, non-inferiority Phase III trial and was conducted in 50 investigator sites across the U.S. and Canada.

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

Based on our successful Phase III clinical trial, we submitted a NDA for Amoxicillin PULSYS on December 14, 2006. On February 12, 2007, we received a “refusal to file” letter from the FDA for our Amoxicillin PULSYS NDA, requesting additional information on our planned commercial manufacturing processes. We conducted a meeting with the FDA regarding our Amoxicillin PULSYS NDA on February 26, 2007, where we obtained clarification on the additional information that would be required for the FDA to accept our NDA for filing,. The FDA did not raise any clinical or other issues in its communication.

Following our clarifying meeting with the FDA, we resubmitted our revised Amoxicillin PULSYS NDA on March 23, 2007. If the NDA is accepted for filing, we expect to receive a Prescription Drug User Fee Act (PDUFA) target action date of January 23, 2008. These forward-looking statements are based on information available to us at this time. Actual results could differ because of delays in FDA approval, which may never occur.

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

Keflex Products	Key Indication(s)	Status	Marketing Rights

Keflex Capsules — 250 mg and 500 mg	Skin and skin structure infections; upper respiratory tract infections	FDA-approved	U.S. and Puerto Rico rights
Keflex Powder for Oral Suspension — 125 mg and 250 mg	Skin and skin structure infections; upper respiratory tract infections	FDA-approved	U.S. and Puerto Rico rights
Keflex Line Extension products — 333 mg capsules and 750 mg capsules(1)	Skin and skin structure infections; upper respiratory tract infections	FDA-approved	U.S. and Puerto Rico rights

(1)	On May 12, 2006, we received approval of our supplemental NDA (sNDA) to the Food & Drug Administration requesting approval of Keflex 333 mg capsules and 750 mg capsules. We are currently marketing the 750 mg strength.

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

In May 2006, we announced that the U.S. Food and Drug Administration (FDA) approved our supplemental NDA for two new Keflex strengths — 333 mg capsules and 750 mg capsules. Following FDA approval, we commenced commercialization initiatives focused solely on the Keflex 750 mg capsules through a targeted and dedicated national contract sales force directed by Advancis district sales managers.

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

During the first quarter of 2007, the number of prescriptions filled with Keflex 750mg capsules continued to grow. Based on prescription data from IMS Health, total prescriptions filled for Keflex 750 mg capsules in the first quarter of 2007 were 65,872 prescriptions, compared to fourth quarter 2006 total prescriptions of 38,365.

At the end of the first quarter of 2007, we began the process of streamlining our contract sales organization, allocating our sales resources to what we believe are more productive areas and eliminating some underperforming territories. This initiative has reduced our sales force from 75 to approximately 60 contract sales representatives and from eight to six the number of Advancis district sales managers directly promoting Keflex 750 mg capsules to targeted physicians across the U.S.

Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Revenues.  We recorded revenues from Keflex product sales of $1,773,000 and $860,000 during the three-month periods ended March 31, 2007 and 2006, respectively. Prior to the third quarter of 2006, net product sales consisted primarily of shipments of the Keflex 250 and 500 milligram strength capsules to wholesalers. In July 2006, we launched a 750 milligram strength capsule, supported by a targeted and dedicated national contract sales force of 75 sales representatives and eight Advancis district sales managers. During the first quarter of 2007 we recognized $1.2 million of revenue related to sales of the 750 mg product, and net revenues of $0.6 million of net product sales of Keflex 250 and 500 capsules, as compared to $0.9 million in 2006. The decrease in sales for our Keflex 250 and 500 products compared to prior periods was mainly due to a net reduction in orders received from our wholesaler customers, as there is increasing substitution of generic cephalexin for prescriptions of existing 250 mg and 500 mg Keflex brand capsules.

Cost of Product Sales.  Cost of product sales represents the purchase cost of the Keflex products sold during the year as well as royalties, if applicable. Cost of product sales increased from $53,000 in 2006 to $234,000 in 2007, as a result of purchase and royalty costs associated with the 750 milligram product launched in 2006.

Research and Development Expenses.  Research and development expenses increased $0.3 million, or five percent, to $7.5 million for the three months ended March 31, 2007 from $7.2 million for the three months ended March 31, 2006. Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

The following table discloses the components of research and development expenses reflecting our project expenses.

	Three Months Ended March 31,
Research and Development Expenses	2007	2006

Direct project costs:
Personnel, benefits and related costs	$1,942,000	$1,414,000
Stock-based compensation	239,000	353,000
Contract R&D, consultants, materials and other costs	3,448,000	519,000
Clinical trials	72,000	3,007,000

Total direct costs	5,701,000	5,293,000
Indirect project costs	1,828,000	1,908,000

Total	$7,529,000	$7,201,000

Contract R&D, consultants, materials and other costs were $3.4 million in 2007, of which $2.9 million was for the reimbursement of costs associated with development of Amoxicillin PULSYS manufacturing capacity at our contract manufacturer’s facility in Clonmel, Ireland, compared to $0.2 million for Clonmel in 2006. Clinical trials expense declined by $2.9 million in the period, as the first quarter of 2006 includes costs incurred for a Phase III clinical trial for Amoxicillin, versus no major trial activity underway in 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.2 million, or 211%, to $7.7 million for the three months ended March 31, 2007 from $2.5 million for the three months ended March 31, 2006.

	Three Months Ended March 31,
	2007	2006

Salaries, benefits and related costs	$913,000	$430,000
Severance costs	—	(359,000)
Stock-based compensation	341,000	507,000
Legal and consulting expenses	621,000	487,000
Other expenses	2,380,000	1,293,000
Marketing costs	1,559,000	115,000
Contract sales expenses	1,875,000	—

Total	$7,689,000	$2,473,000

Selling, general and administrative expenses consist of salaries and related costs for executive and other administrative personnel, selling and product distribution costs, professional fees and facility costs. Overall, costs increased $5.2 million primarily due to expenses incurred related to the Keflex 750 product, which was launched in July 2006.

Salaries, benefits and related costs increased in 2007 primarily due to the addition of sales and marketing staff in support of the Keflex 750 product launch. Certain severance charges recognized in 2005 were reversed in 2006 upon the rehiring of an executive prior to the expiration of his severance benefits.

Other expenses increased $1.1 million as we incurred an FDA filing fee of $0.9 million in connection with the resubmission of our Amoxicillin PULSYS NDA, and other costs in related to Keflex product support.

Marketing costs of $1.6 million in 2007 consists of activities in support of the continuing marketing of our Keflex 750 mg product, including journal advertising, product samples, and market research. Contract sales expenses of $1.9 million consist of the direct costs of sales representatives we have engaged through a third-party contract sales organization, to promote the product to physicians.

Net Interest Income (Expense).  Net interest income (expense) in the three months ended March 31, 2007 was a net interest expense of ($60,000) compared to net interest income of $269,000 in the three months ended March 31, 2006. Interest income declined from 2006 due to lower cash and investment balances versus 2007. Interest expense increased $0.2 million, reflecting the Merrill Lynch term loan that initiated at the end of the second quarter of 2006.

	Three Months Ended March 31,
	2007	2006

Interest income	$134,000	$294,000
Interest expense	(194,000)	(25,000)

Total, net	$(60,000)	$269,000

Other Income.  Other income of $0.1 million in the three months ended March 31, 2007 represents forgiveness of our debt to Montgomery County. During the first quarter of 2007, we received notice from Montgomery County that we had met the conditions required for our development loan to be forgiven, and accordingly the full amount was recognized as Other Income in the quarter.

Other income of $1.0 million in the first quarter of 2006 represents the recognition in income of an advance payment received in 2005 from a potential buyer of our Keflex brand. We did not enter into a definitive agreement for the asset sale, and in January 2006, and we decided to retain the Keflex assets. The agreement in principle expired on February 28, 2006. Under the circumstances, the advance payment of $1,000,000 was not refundable and was therefore recognized as income in 2006.

Liquidity and Capital Resources

We have funded our operations principally with the proceeds of $54.5 million from a series of five preferred stock offerings and one issue of convertible notes over the period 2000 through 2003, the net proceeds of $54.3 million from our initial public offering in October 2003, and private placements of common stock for net proceeds of $25.8 million and $16.7 million in April 2005 and December 2006, respectively. In addition, we have received funding of $8.0 million and $28.25 million from GlaxoSmithKline and Par Pharmaceutical, respectively, as a result of collaboration agreements for the development of new products. Since July 2004, we have also received cash of approximately $14.7 million from sales of our Keflex products. We received a $1.0 million advance payment in 2005 from a potential buyer of our Keflex brand, which we recognized in income in 2006 as the sale was not completed. In the second quarter of 2006, we received proceeds of $6.9 million from a term loan, net of costs and the payoff of existing debt.

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

Cash and Marketable Securities

At March 31, 2007, cash, cash equivalents and marketable securities were $6.0 million compared to $15.4 million at December 31, 2006.

	March 31,	December 31,
	2007	2006

Cash and cash equivalents	$5,530,000	$14,857,000
Marketable securities	514,000	522,000

Total	$6,044,000	$15,379,000

Our cash and cash equivalents are highly-liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities are also highly-liquid investments and are classified as available-for-sale, as they can be utilized for current operations. Our investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/P1. Our objective is to limit the investment portfolio to a maximum average duration of approximately one year, with no individual security exceeding a two-year duration. At March 31, 2007, no security was held with a maturity greater than 6 months from that date.

We are required to maintain a minimum liquidity level, which includes cash, cash equivalents and marketable securities of $5.0 million, under the terms of our credit and security agreement with Merrill Lynch Capital.

Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Cash Flow

The following table summarizes our sources and uses of cash and cash equivalents for the three-month periods ending March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006

Net cash used in operating activities	$(8,250,000)	$(7,081,000)
Net cash provided by (used in) investing activities	(418,000)	2,048,000
Net cash provided by (used in) financing activities	(659,000)	13,000

Net increase (decrease) in cash and cash equivalents	$(9,327,000)	$(5,020,000)

	Three Months Ended
	March 31,
Operating Activities	2007	2006

Cash receipts:
Cash received from product sales	$1,200,000	$1,499,000
Interest income received and other	519,000	426,000

Total cash receipts	1,719,000	1,925,000

Cash disbursements:
Cash paid for employee compensation and benefits	3,828,000	2,754,000
Cash paid to vendors, suppliers, and other	6,141,000	6,252,000

Total cash disbursements	9,969,000	9,006,000

Net cash used in operating activities	$(8,250,000)	$(7,081,000)

Cash received from product sales in 2006 was greater than 2007 due to strong sales in the fourth quarter of 2005, of which related accounts receivable was collected in the first quarter of 2006. The increase in cash paid for employee-related expenses reflects higher headcount in 2007 due to staffing increases to market our Keflex 750 mg product, and for commercialization of Amoxicillin PULSYS.

	Three Months Ended March 31,
Investing Activities	2007	2006

Cash receipts:
Sale of marketable securities, net of purchases	$—	$9,040,000
Changes in restricted cash	—	32,000

Total cash receipts	—	9,072,000

Cash disbursements:
Purchase of marketable securities	—	6,728,000
Property and equipment purchases and deposits	418,000	296,000

Total cash disbursements	418,000	7,024,000

Net cash provided by (used in) investing activities	$(418,000)	$2,048,000

Investing activities in 2006 consisted primarily of purchases or maturities of marketable securities, from which some net proceeds were transferred to cash to fund operations. Investing activities in 2007 consisted of purchases and deposits for equipment to be used primarily for the manufacture of Amoxicillin PULSYS, if approved.

	Three Months Ended March 31,
Financing Activities	2007	2006

Cash receipts:
Proceeds from exercise of stock options	$8,000	$262,000

Total cash receipts	8,000	262,000

Cash disbursements:
Payments on lines of credit	667,000	249,000

Total cash disbursements	667,000	249,000

Net cash provided by (used in) financing activities	$(659,000)	$13,000

The increase in payments on lines of credit is due to the Merrill Lynch term loan, which was drawn at the end of the second quarter, 2006.

Borrowings

We are a party to a $12 million senior secured credit facility with Merrill Lynch Capital of which $8.0 million has been drawn, and with an aggregate outstanding amount of $6.2 million, as summarized in the following table:

	As of March 31, 2007
		Amount
Debt Obligations	Interest Rates	Outstanding	Available

Merrill Lynch Capital term loan	Variable rate — LIBOR plus 5%	$6,222,000	$—
Merrill Lynch Capital revolving loan	Variable rate — LIBOR plus 3.75%	—	—

Totals		$6,222,000	$—

We do not currently hedge any borrowings.

Contractual Obligations and Other Commercial Commitments

We have entered into an agreement with Innovex, a division of Quintiles, for contract sales services. Innovex is providing sales representatives dedicated to promotion of the Keflex 750 product. We have a commitment to pay fees to Innovex to cover the costs of the sales force, as well as related expenses. We estimate this commercial commitment as an expense of approximately $8.6 million over the next 15 months. The agreement is cancelable at our option, which we would consider exercising if the Keflex 750 launch is not successful. The cost of termination would be approximately $1.9 million.

As a result of the success of our Phase III Amoxicillin PULSYS trial in August 2006, we authorized the re-start of preproduction development work at the Clonmel facility, to prepare for commercial production of Amoxicillin PULSYS. We expect to incur $1.3 million in additional costs to complete the development work at Clonmel.

We have entered into a $12 million credit facility with Merrill Lynch Capital, under which $6.2 million of the $8.0 million term loan component is outstanding as of March 31, 2007. The principal is repayable in 36 equal monthly installments of $222,222 through July 2009 with interest payable at LIBOR plus 5 percent per annum.

Prospective Information

At March 31, 2007, unrestricted cash, cash equivalents and marketable securities were $6.0 million compared to $15.4 million at December 31, 2006. In April 2007, we closed a private placement of 10,155,000 shares of common stock and warrants to purchase 7,616,250 shares common stock, at a price of $2.36375 per unit. The transaction raised approximately $22.3 million in net proceeds, after deducting commissions and expenses of the transaction.

We expect to incur a loss from operations in 2007. However, we believe that our existing cash resources, including net proceeds of the April 2007 private placement transaction, together with expected cash receipts from Keflex product sales will be sufficient to fund our operations into early 2008. To minimize our cash requirements for the next twelve months, we have initiated cost reductions including personnel reductions, postponement of PULSYS clinical development programs, and elimination of other discretionary spending. Our net cash requirements in 2007 will depend, among other things, on the cash received from sales of our existing non-PULSYS products (primarily sales of Keflex capsules in 250 mg, 500 mg and 750 mg strengths) and the cash expended for (1) cost of products sold, including royalties due to Eli Lilly on Keflex 750 net revenues, (2) research and development spending, (3) sales and marketing expenses for Keflex 750, and (4) general and administrative expenses. We anticipate that our Keflex product sales will increase significantly in 2007 compared to 2006, because (a) 2006 included only approximately five months of Keflex 750 mg product sales, (b) the growth we have observed in reported monthly prescriptions dispensed at pharmacies of Keflex 750 from August 2006 to April 2007 suggests that orders to us from wholesalers will also increase, assuming monthly growth in prescriptions continues, and (c) price increases are planned to take effect in 2007. Our research and development expenditures are expected to decrease significantly in 2007 compared to 2006, as we have postponed all PULSYS development programs other than Amoxicillin PULSYS for adults, in order to conserve financial resources. However, we plan to complete our development activities at the Clonmel, Ireland site, due to requirements of the anticipated FDA inspection activities at the site related to our Amoxicillin PULSYS New Drug Application. Our sales and marketing expenses for Keflex 750 are expected to increase in 2007 compared to 2006, as the 2006 expense was incurred for approximately a six-month period. We currently plan to maintain the contract sales force throughout 2007 to sell Keflex 750, although restructuring activities have been implemented to improve overall effectiveness and reduce costs, including expenses related to marketing. General and administrative expenses are expected to decrease due to planned reductions in personnel costs and in discretionary spending. We expect to incur a significant loss in 2007, as we expect that revenues from product sales will not be sufficient to fully fund our operating costs. These 2007 estimates are forward-looking statements that involve risks and uncertainties, and actual results could vary.

We have experienced significant losses since our inception in 2000, and as of March 31, 2007, we had an accumulated deficit of $166.7 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future. To date, the revenues we have recognized from our non-PULSYS products have been limited and have not been sufficient for us to achieve or sustain profitability. Our product revenues are unpredictable in the near term and may fluctuate due to many factors, many of which we cannot control, including the market acceptance of our products. If our products fail to achieve market acceptance, we would have lower product revenues which may increase our capital requirements. Beginning with the quarter ending September 30, 2007, a financial covenant in the Merrill Lynch Capital term loan agreement requires the achievement of quarterly revenue of at least $5,000,000, an amount which significantly exceeds quarterly revenue recorded by us in prior periods. If we fail to meet the minimum levels of quarterly revenue or liquidity (cash and marketable securities of $5 million) required by the financial covenant, we could be required to repay the term loan on an accelerated basis, and we could experience significant liquidity issues.

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

We are evaluating various strategic alternatives to further enhance shareholder value, and in March 2007 we retained Pacific Growth Equities, an investment banking firm, to assist us in this regard. Strategic alternatives we may pursue could include, but are not limited to, continued execution of our operating plan, licensing or development arrangements, the sale of some or all of our company’s assets, partnering or other collaboration agreements, or a merger or other strategic transaction. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.

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

All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” and other cautionary statements included in our 2006 Annual Report on Form 10-K. We disclaim any obligation to update information contained in any forward-looking statement.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2007, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business, except as discussed below.

In December 2003, Aventis and Aventis Pharmaceuticals Inc., now part of sanofi-aventis, brought an action against Advancis, alleging, in essence, that the Advancis corporate name is infringing the plaintiff’s trademark and seeking injunctive relief. A trial was held in May 2005, and the Court’s decision, dated September 26, 2006, ruled in favor of sanofi-aventis and required the parties to jointly submit a proposed Permanent Injunction and Order, which was submitted on October 27, 2006. On October 31, 2006 the proposed Order was approved, under which Advancis will surrender its trademark registrations for the “Advancis” name, and cease using the name in connection with our business, effective June 30, 2007. No monetary damages were associated with the decision.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Letter Agreement, dated May 9, 2007, between the Registrant and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Advancis Pharmaceutical Corporation

By:	/s/ Edward M. Rudnic
Edward M. Rudnic, Ph.D.
President and Chief Executive Officer

By:	/s/ Robert C. Low
Robert C. Low
Vice President, Finance and
Chief Financial Officer

Dated: May 11, 2007

EXHIBIT INDEX

Exhibit
Page
Number

10.1	Letter Agreement, dated May 9, 2007, between the Registrant and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.