Form 10-Q
period 2007-06-30
MiddleBrook Pharmaceuticals, Inc.
filed 2007-08-10
CIK 1161924

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-50414

MiddleBrook Pharmaceuticals, Inc.
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

As of August 8, 2007, 46,651,559 shares of common stock of the Registrant were outstanding.

EXPLANATORY NOTE

This is our first Quarterly Report on Form 10-Q under our new corporate name, MiddleBrook Pharmaceuticals, Inc. Prior to June 28, 2007, our corporate name was Advancis Pharmaceutical Corporation.

MIDDLEBROOK PHARMACEUTICALS, INC

INDEX

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MIDDLEBROOK PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,279,419	$14,856,738
Marketable securities	5,952,930	522,723
Accounts receivable, net	2,770,991	303,514
Inventories, net	1,832,824	2,077,390
Prepaid expenses and other current assets	1,633,229	1,682,685

Total current assets	18,469,393	19,443,050
Property and equipment, net	12,513,167	11,764,627
Restricted cash	872,180	872,180
Deposits and other assets	581,279	1,548,585
Intangible assets, net	7,798,489	8,377,327

Total assets	$40,234,508	$42,005,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,502,298	$2,285,736
Accrued expenses and advances	4,633,599	7,817,224
Lines of credit and short-term debt	5,555,556	6,888,889
Note payable	—	75,000
Deferred product revenue	2,178,644	189,000

Total current liabilities	14,870,097	17,255,849
Deferred contract revenue	11,625,000	11,625,000
Deferred rent and credit on lease concession	1,227,011	1,252,900

Total liabilities	27,722,108	30,133,749

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 225,000,000 shares authorized, and 46,613,311 and 36,362,447 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	466,133	363,625
Capital in excess of par value	188,270,673	164,593,930
Accumulated deficit	(176,226,379)	(153,085,462)
Accumulated other comprehensive income (loss)	1,973	(73)

Total stockholders’ equity	12,512,400	11,872,020

Total liabilities and stockholders’equity	$40,234,508	$42,005,769

The accompanying notes are an integral part of these financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)

Product sales	$2,680,558	$336,357	$4,453,595	$1,196,588
Costs and expenses:
Cost of product sales	447,236	25,021	680,871	77,606
Research and development	5,447,199	6,762,016	12,976,071	13,963,216
Selling, general and administrative	6,309,553	4,459,196	13,998,205	6,931,783

Total expenses	12,203,988	11,246,233	27,655,147	20,972,605

Loss from operations	(9,523,430)	(10,909,876)	(23,201,552)	(19,776,017)
Interest income	221,173	232,826	355,200	526,588
Interest expense	(175,670)	(25,312)	(369,565)	(50,283)
Other income (loss)	—	(23,185)	75,000	976,815

Net loss	$(9,477,927)	$(10,725,547)	$(23,140,917)	$(18,322,897)

Basic and diluted net loss per share applicable to common stockholders	$(0.21)	$(0.35)	$(0.57)	$(0.61)

Shares used in calculation of basic and diluted net loss per share	45,348,396	30,281,280	40,890,735	30,162,840

The accompanying notes are an integral part of these financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Capital in		Other	Total
	Common	Par	Excess of	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Par Value	Deficit	Income (Loss)	Equity
	(Unaudited)

Balance at December 31, 2006	36,362,447	$363,625	$164,593,930	$(153,085,462)	$(73)	$11,872,020
Exercise of stock options	65,812	658	57,415	—	—	58,073
Vesting of restricted stock	30,052	300	18,332	—	—	18,632
Issuance and remeasurement of stock options for services	—	—	19,585	—	—	19,585
Stock-based employee compensation expense	—	—	1,270,701	—	—	1,270,701
Proceeds from private placement of common stock, net of issuance expenses	10,155,000	101,550	22,310,710	—	—	22,412,260
Comprehensive income (loss):
Net loss	—	—	—	(23,140,917)	—	(23,140,917)
Unrealized gain on marketable securities	—	—	—	—	2,046	2,046

Total comprehensive loss	—	—	—	—	—	(23,138,871)

Balance at June 30, 2007	46,613,311	$466,133	$188,270,673	$(176,226,379)	$1,973	$12,512,400

The accompanying notes are an integral part of these financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(Unaudited)

Cash flows from operating activities:
Net loss	$(23,140,917)	$(18,322,897)
Adjustments to reconcile net income to net cash in operating activities:
Depreciation and amortization	1,929,978	1,961,118
Stock-based compensation	1,290,286	1,761,118
Deferred rent and credit on lease concession	(25,889)	3,323
Amortization of premium on marketable securities	(60,642)	218,548
Loss on disposal of fixed assets	—	23,185
Recognition of advance payment for potential sale of Keflex	—	(1,000,000)
Changes in:
Accounts receivable	(2,467,478)	682,784
Inventories	244,566	(272,328)
Prepaid expenses and other current assets	49,456	(124,845)
Deposits other than on property and equipment, and other assets	37,843	—
Accounts payable	216,562	(281,492)
Accrued expenses and advances	(3,239,993)	(46,180)
Deferred product and contract revenue	1,989,644	—

Net cash used in operating activities	(23,176,584)	(15,397,666)

Cash flows from investing activities:
Purchase of marketable securities	(5,867,518)	(9,632,379)
Sale and maturities of marketable securities	500,000	15,155,000
Purchases of property and equipment	(19,592)	(50,653)
Deposits on property and equipment	(1,150,625)	(250,000)
Proceeds from sale of fixed assets	—	25,000
Change in restricted cash	—	730,084

Net cash provided by (used in) investing activities	(6,537,735)	5,977,052

Cash flows from financing activities:
Proceeds from issuance of debt, net of issue costs	—	7,792,976
Payments on lines of credit	(1,333,333)	(1,445,319)
Proceeds from private placement of common stock, net of issue costs	22,412,260	—
Proceeds from exercise of common stock options	58,073	276,702

Net cash provided by financing activities	21,137,000	6,624,359

Net decrease in cash and cash equivalents	(8,577,319)	(2,796,255)
Cash and cash equivalents, beginning of period	14,856,738	18,116,968

Cash and cash equivalents, end of period	$6,279,419	$15,320,713

Supplemental disclosure of cash flow information:
Cash paid for interest	$331,895	$50,283

Supplemental disclosure of noncash transactions:
Reclassification of liability related to early exercises of restricted stock to equity upon vesting of the restricted stock	$18,632	$24,137

The accompanying notes are an integral part of these financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of MiddleBrook Pharmaceuticals, Inc. (the “Company”, formerly Advancis Pharmaceutical Corporation) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K. The interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The Company expects to incur losses from operations for the foreseeable future. It expects to continue to incur substantial research and development expenses in 2007, primarily related to the regulatory approval process and preparatory manufacturing activities for its potential Amoxicillin PULSYS® product. It also expects significant selling and marketing expenses to continue, due to the continued direct selling and marketing of the Keflex 750 mg capsules launched in 2006. Future capital requirements are uncertain and will depend on a number of factors, including the progress of research and development of product candidates, the timing and outcome of regulatory approvals, cash received from sales of existing non-PULSYS products, payments received or made under any future collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the acquisition of licenses for new products or compounds, the status of competitive products, the availability of financing and the Company’s or its partners’ success in developing markets for its product candidates. The Company believes that its cash, cash equivalents and marketable securities of $12.2 million on hand as of June 30, 2007, together with cash receipts anticipated in 2007 from sales of Keflex, may provide it with enough capital resources to finance ongoing operations into early 2008, barring unforeseen developments. However, the Company is currently exploring various strategic alternatives, including licensing or development arrangements, the sale of some or all of the Company’s assets, partnering or other collaboration agreements, or a merger or other strategic transaction. Should a strategic transaction not be completed, the Company may be required to reduce its commercialization efforts, effect changes to its facilities or personnel, or enter into arrangements to raise additional capital which may dilute the ownership of its equity investors.

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

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Deferred product revenue represents goods shipped under guaranteed sales arrangements in connection with initial stocking for a new product launch or other product sale arrangements containing terms that may differ significantly from the Company’s customary terms and conditions. For such arrangements, the risk of loss has not passed to the customer and, accordingly, products delivered under guaranteed sales arrangements or certain incentive terms are accounted for as consignment sales. The Company recognizes such revenue when the product is sold by its customer or at the expiration of the consignment period if the product has not been returned.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate bonds. At June 30, 2007 and December 31, 2006, the Company maintained all of its cash and cash equivalents in three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such cash balances.

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

Inventories

Inventories consist of finished products purchased from third-party contract manufacturers and are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Reserves for obsolete or slow-

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

moving inventory are recorded as reductions to inventory cost. The Company periodically reviews its product inventories on hand. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of potential common shares outstanding during the period, including outstanding stock options, is measured by the treasury stock method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company incurred net losses for the three and six months ended June 30, 2007 and 2006, and, accordingly, did not assume exercise of any of the Company’s outstanding stock options, because to do so would be antidilutive.

The following are the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	June 30,
(Number of Underlying Common Shares)	2007	2006

Stock options	5,197,140	4,274,309
Nonvested stock	—	30,052
Warrants	10,012,607	2,396,357

Total	15,209,747	6,700,718

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

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

November 15, 2007. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

3.	Revenue

The Company records revenue from sales of pharmaceutical products under the Keflex brand. The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 45.3%, 37.7%, and 11.1% of the Company’s net revenues from product sales in the six-month period ended June 30, 2007.

Due to the Company’s corporate name change on June 28, 2007, inventories of products on hand must be relabeled. During the relabeling process in July and August of 2007, the Company will be unable to fill customer orders. In order to minimize the costs of relabeling as well as to avoid stock-out situations at wholesalers while the relabeling process is underway, the Company offered a one-time incentive at the end of June 2007 to wholesalers to purchase up to a two-month supply of Keflex products. This incentive offer resulted in orders of approximately $2.0 million of sales. Revenue recognition for this transaction has been deferred as of June 30, 2007. The Company expects to recognize the revenue during the third quarter of 2007, the period when the related product is expected to be sold by the wholesalers.

4.	Marketable Securities

Marketable securities, including accrued interest, at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-sale	Cost	Gains	Losses	Fair Value

Marketable securities:
Corporate debt securities:
-In unrealized gain position	$4,414,323	$2,460	$—	$4,416,783
-In unrealized loss position under 12 months	1,536,633	—	(486)	1,536,147

Total	$5,950,956	$2,460	$(486)	$5,952,930

December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-sale	Cost	Gains	Losses	Fair Value

Marketable securities:
Corporate debt securities:
-In unrealized loss position under 12 months	$522,796	$—	$(73)	$522,723

Each of the Company’s marketable securities at June 30, 2007 and December 31, 2006 matures within six months.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Accounts Receivable

Accounts receivable, net, consists of the following:

	June 30,	December 31,
	2007	2006

Accounts receivable for product sales, gross	$3,296,879	$520,444
Allowances for rebates, discounts and chargebacks	(525,888)	(216,930)

Accounts receivable for product sales, net	$2,770,991	$303,514

The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 50.9%, 33.6%, and 9.7% of the Company’s accounts receivable for product sales as of June 30, 2007.

6.	Inventories

Inventories, net, consist of the following:

	June 30,	December 31,
	2007	2006

Finished goods	$1,972,824	$2,371,346
Reserve for obsolete and slow-moving inventory	(140,000)	(293,956)

Inventories, net	$1,832,824	$2,077,390

The Company periodically reviews its product inventories on hand. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable. The reserve for obsolete and slow-moving inventory was reduced at June 30, 2007 due to the write-off of the related inventory of Keflex powder for oral suspension products, which had reached their expiration dates.

7.	Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Life	June 30,	December 31,
	(Years)	2007	2006

Construction in progress	n/a	$—	$554,673
Computer equipment	3	1,038,543	1,024,149
Furniture and fixtures	3-10	1,405,918	1,405,918
Equipment	3-10	11,174,953	9,140,957
Leasehold improvements	Shorter of economic	9,292,903	8,738,230
	lives or lease term

Subtotal		22,912,317	20,863,927
Less — accumulated depreciation		(10,399,150)	(9,099,300)

Property and equipment, net		$12,513,167	$11,764,627

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	Intangible Assets

Intangible assets at June 30, 2007 and December 31, 2006 consist of the following:

	June 30, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Keflex brand rights	$10,954,272	$(3,286,296)	$7,667,976
Keflex non-compete agreement	251,245	(150,732)	100,513
Patents acquired	120,000	(90,000)	30,000

Intangible assets	$11,325,517	$(3,527,028)	$7,798,489

	December 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Keflex brand rights	$10,954,272	$(2,738,580)	$8,215,692
Keflex non-compete agreement	251,245	(125,610)	125,635
Patents acquired	120,000	(84,000)	36,000

Intangible assets	$11,325,517	$(2,948,190)	$8,377,327

Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The Keflex brand rights are amortized over 10 years, the non-compete agreement with Eli Lilly and Company is amortized over 5 years, and certain acquired patents are amortized over 10 years.

Amortization expense for acquired intangible assets with definite lives was $289,419 and $578,838 for the three and six-month periods ended June 30, 2007 and 2006, respectively. For the year ending December 31, 2007 and for the next four years, annual amortization expense for acquired intangible assets is expected to be approximately $1.2 million per year for 2007 and 2008, and approximately $1.1 million for each of 2009, 2010 and 2011.

9.	Accrued Expenses and Advances

Accrued expenses consist of the following:

	June 30,	December 31,
	2007	2006

Product returns	$1,152,372	$937,044
Research and development expenses	589,629	1,695,628
Bonus	587,061	1,081,503
Product royalties	570,550	102,414
Professional fees	468,095	734,250
Insurance and benefits	296,051	228,009
Severance — current portion	278,646	1,094,375
Sales and marketing expense	80,704	1,598,437
Liability for exercised unvested stock options	—	18,632
Other expenses	610,491	326,932

Total accrued expenses	$4,633,599	$7,817,224

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Accrued Severance

	Balance at
	December 31,		Balance at
Accrued Severance — 2007 Activity	2006	Cash Paid	June 30, 2007

2005 Workforce Reduction	$1,094,375	$(815,729)	$278,646

The remaining balance of $278,646 at June 30, 2007 will be paid through September 2007.

Advance Payment for Potential Sale of Keflex Assets

In August 2005, MiddleBrook entered into an agreement in principle with a private company for the potential sale of its Keflex assets, including the rights to the U.S. brand and inventories. As part of the agreement, the potential buyer made a $1,000,000 payment to MiddleBrook, which provided it with exclusive negotiating rights through December 31, 2005. The payment was recorded as an advance, since, under certain conditions, the payment could become refundable or, if the sale were to have been completed, the $1,000,000 payment would have been applied to the purchase price. The two parties did not enter into a definitive agreement for the asset sale, and in January 2006, MiddleBrook decided to retain the Keflex assets. The agreement in principle expired on February 28, 2006. Accordingly, the advance payment of $1,000,000 was recognized as other income in the first quarter of 2006.

10.	Borrowings

Total lines of credit and short-term debt consist of the following:

	June 30,	December 31,
	2007	2006

Merrill Lynch Capital term loan	$5,555,556	$6,888,889
Montgomery County note payable	—	75,000

Total lines of credit and loans	$5,555,556	$6,963,889

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

The Revolving Loan commitment provides for up to $4 million in borrowing capacity with a commitment expiry date of March 30, 2010, with an interest rate equal to one-month LIBOR plus 3.75 percent per annum. Credit available under the Revolving Loan is subject to certain borrowing base conditions based on eligible accounts receivable of the Company. The Revolving Loan commitment may also be used for the issuance of letters of credit, up to an aggregate amount of $1,000,000. There were no borrowings or letters of credit outstanding under this facility at June 30, 2007. An unused line fee of 0.045 percent per month is payable on the average unused daily balance of the Revolving Loan commitment. If the Revolving Loan commitment is terminated prior to the expiration date of March 30, 2010, the Company is required to pay a deferred commitment fee of 2.0 percent, 1.25 percent, 0.75 percent, or 0.25 percent of the Revolving Loan commitment amount if the termination is made within the first, second, third or fourth years after closing (June 30, 2006), respectively.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The agreement restricts the Company’s ability to incur additional debt, pay dividends, repurchase stock, or engage in specified other transactions outside the normal course of business, as long as borrowings are outstanding under the agreement. The credit and security agreement also requires the Company to be in compliance with certain financial covenants, including achievement of a minimum quarterly amount of revenue and maintenance of a minimum liquidity level (cash and marketable securities of $5,000,000). On December 8, 2006, the agreement was amended to remove the financial covenant for revenue / invoiced products for the quarters ending December 31, 2006 and March 31, 2007. On May 9, 2007, the agreement was amended to remove the financial covenant for revenue / invoiced products for the quarter ending June 30, 2007. Beginning with the quarter ending September 30, 2007 and continuing thereafter, the financial covenant for minimum quarterly revenue is $5,000,000, an amount which significantly exceeds quarterly revenue recorded by the Company in prior periods and which would require the successful commercialization and increased market acceptance of the Company’s Keflex 750 mg product. If the agreement is not amended to remove the financial covenant for revenue / invoiced products for the quarter ending September 30, 2007, and if revenues for the quarter are less than $5,000,000, the lender could require, among other remedies, the immediate payment of the principal balance, which could adversely affect the Company’s liquidity and ability to continue as a going concern.

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

Montgomery County Note Payable

In December 2001, the Company entered into an Economic Development Fund Agreement with Montgomery County, Maryland. The primary purpose of the Economic Development Fund is to assist private employers who are located, planning to locate or substantially expand operations in Montgomery County. In September 2002, the Company received a $75,000 loan from the County. According to the agreement, the County would permanently forgive part or all of the $75,000 loan principal balance together with the accrued interest if certain conditions relating to employment levels and capital investment are met. During the first quarter of 2007, the Company received notice from Montgomery County that it had met the conditions required for the debt to be forgiven, and accordingly the full amount was recognized as Other Income in the first quarter of 2007.

11.	Private Placement of Common Stock

In April 2007, the Company closed a private placement of 10,155,000 shares of its common stock and warrants to purchase 7,616,250 shares common stock, at a price of $2.36375 per unit. Each unit consists of one share of the Company’s common stock and a warrant to purchase 0.75 shares of common stock. The warrants have a five-year

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

term and an exercise price of $2.27 per share. The transaction raised approximately $24.0 million in gross proceeds. Net proceeds to the Company after deducting commissions and expenses were approximately $22.4 million. Pursuant to the terms of the registration rights agreement, the Company filed with the SEC a registration statement covering the resale of common stock. The registration rights agreement provides that if the initial registration statement is not effective within 120 days of closing, or if the Company does not subsequently maintain the effectiveness of the initial registration statement or any additional registration statements, then in addition to any other rights the investor may have, the Company will be required to pay the investor liquidated damages, in cash, equal to one percent per month of the aggregate purchase price paid by such investor. Maximum aggregate liquidated damages payable to an investor are 20% of the aggregate amount paid by the investor. The SEC declared the Company’s Form S-3 effective on May 23, 2007, which was within 120 days of closing.

12.	Stock Option Plan

The Company currently grants stock options under the Stock Incentive Plan (the “Plan”). The number of shares available for issuance under the Plan is 9,348,182.

Options granted under the Plan may be incentive stock options or non-statutory stock options. Stock purchase rights may also be granted under the Plan. Incentive stock options may only be granted to employees. The compensation committee of the Board of Directors determines the period over which options become exercisable. Options granted to employees and consultants normally vest over a 4-year period. Options granted to directors, upon their initial appointment or election, vest monthly over periods of 36 months. Annual director and advisor grants vest monthly over 12 months. Director and advisor grants are exercisable on the date of grant but are restricted, subject to repurchase until vested. The exercise price of incentive stock options and non-statutory stock options shall be no less than 100% of the fair market value per share of the Company’s common stock on the grant date. The term of all option grants is 10 years. As of June 30, 2007, there were 2,372,107 shares of common stock available for future option grants.

The following table summarizes the activity of the Company’s stock option plan for the six months ended June 30, 2007:

	Number of	Weighted-Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Remaining Term	Value

Outstanding, December 31, 2006	4,378,578	$4.30
Granted	1,070,600	2.56
Exercised	(65,812)	0.88
Cancelled	(186,226)	3.07

Outstanding, June 30, 2007	5,197,140	$4.03	7.9	$2,348,187

Exercisable, June 30, 2007	3,171,775	$4.70	7.3	$1,650,939

The total intrinsic value of options exercised during the six months ended June 30, 2007 was $141,298. Cash received by the Company upon the issuance of shares from option exercises was $58,073. The Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s nonvested options as of and for the six months ended June 30, 2007 is presented below:

	Number of	Weighted
	Nonvested	Average Grant
	Stock Options	Date Fair Value

Outstanding, December 31, 2006	1,919,440	$3.07
Granted	1,070,600	1.80
Vested	(622,786)	3.94
Forfeited	(186,226)	2.12

Outstanding, June 30, 2007	2,181,028	$2.28

13.	Stock-Based Compensation

The Company has recorded stock-based compensation expense for the grant of stock options to employees and to nonemployee consultants as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Stock-Based Compensation Expense:	2007	2006	2007	2006

Employees:
SFAS 123R fair-value method	$677,341	$908,323	$1,270,701	$1,591,011
Nonemployees:
Amortization and remeasurement of variable stock-based compensation	32,234	(7,299)	19,585	170,107

Total	$709,575	$901,024	$1,290,286	$1,761,118

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Included in Income Statement Captions as follows:	2007	2006	2007	2006

Research and development expense	$311,744	$352,785	$551,354	$706,314
Selling, general and administrative expense	397,831	548,239	738,932	1,054,804

Total	$709,575	$901,024	$1,290,286	$1,761,118

The weighted average fair value of options granted to employees during the six months ended June 30, 2007 and 2006 was $1.80 and $1.34 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for grants in 2007 and 2006:

	June 30,
	2007	2006

Expected term (in years)	6.25	6.25
Risk-free interest rate	4.79%	4.56%
Volatility	75.00%	75.00%
Dividend yield	0%	0%

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

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

options at each reporting period. The options are valued using the Black-Scholes option pricing model. For graded-vesting options, a final measurement date occurs as each tranche vests.

14.	Employee Stock Purchase Plan

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

15.	Income Taxes

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

The Company’s policy is to recognize interest related to income tax matters, if any, in interest expense and penalties related to income tax matters, if any, in operating expenses. As of January 1 and June 30, 2007, the Company had no accruals for interest or penalties related to income tax matters.

16.	Commitments and Contingencies

In December 2003, Aventis and Aventis Pharmaceuticals Inc., now part of sanofi-aventis, brought an action against MiddleBrook Pharmaceuticals, Inc., then named Advancis Pharmaceutical Corp, alleging, in essence, that the Advancis corporate name was infringing the plaintiff’s trademark and sought injunctive relief. A trial was held in May 2005, and the Court’s decision, dated September 26, 2006, ruled in favor of sanofi-aventis. On June 28, 2007 the name change was completed pursuant to the Company’s jointly submitted Permanent Injunction and Order with sanofi-aventis of October 27, 2006, whereby the Company agreed to cease using the Advancis name by June 30, 2007.

No monetary damages were associated with the decision, and the Company agreed to cease using the Advancis name by June 30, 2007. The Company implemented the name change on June 28, 2007, and there was no significant financial impact resulting from the change.

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

Our Business

MiddleBrook Pharmaceuticals, Inc. was incorporated in Delaware in December 1999 and commenced operations on January 1, 2000. On June 28, 2007, we changed our corporate name from Advancis Pharmaceutical Corporation to MiddleBrook Pharmaceuticals, Inc. We are a pharmaceutical company focused on developing and commercializing anti-infective drug products that fulfill unmet medical needs in the treatment of infectious disease. We are developing a portfolio of drugs based on the novel biological finding that bacteria exposed to antibiotics in front-loaded, sequential bursts, or pulses, are killed more efficiently than those exposed to standard antibiotic treatment regimens. We currently have 25 issued U.S. patents and two issued foreign patent covering our proprietary once-a-day pulsatile delivery technology called PULSYS. We have initially focused on developing PULSYS product candidates utilizing approved and marketed drugs that no longer have patent protection or that have patents expiring in the next several years. Our lead pulsatile product candidate, based on the antibiotic amoxicillin, is currently under FDA review for marketing approval, and our Keflex PULSYS product candidate, based on the antibiotic cephalexin, is currently under evaluation in Phase I clinical trials. Our New Drug Application (NDA) for our Amoxicillin PULSYS product for adults and adolescents with pharyngitis and/or tonsillitis was accepted for filing by the U.S. Food and Drug Administration (FDA) on May 22, 2007, and we were given a FDA target action date of January 23, 2008. We also have a number of additional pulsatile product candidates in preclinical development, although further development of these candidates will only occur if we secure additional capital resources. We acquired the U.S. rights to Keflex (cephalexin) from Eli Lilly in 2004. We currently sell our line of Keflex products to wholesalers in both capsule and powder formulations, and have received FDA approval for two additional Keflex strengths — 333 mg capsules and 750 mg capsules. We have focused our commercialization initiatives solely on the Keflex 750 mg capsules. In support of the launch of the Keflex 750 mg capsules, and in anticipation of our first potential pulsatile product, Amoxicillin PULSYS, we entered into an agreement with a contract sales organization and currently deploy approximately 55 contract sales representatives across the United States. We have also entered into agreements with third-party contract manufacturers for the commercial supply of our products. In March 2007, we announced that we are evaluating various strategic alternatives to further enhance shareholder value and have retained an investment banking firm to assist us in this regard. Strategic alternatives we may pursue could include, but are not limited to, continued execution of our operating plan, licensing or development arrangements, the sale of some or all of our company’s assets, partnering or other collaboration agreements, or a merger or other strategic transaction.

General

Our future operating results will depend largely on our ability to successfully gain approval and commercialize our lead product, Amoxicillin PULSYS, successfully commercialize our launched Keflex 750 mg product, and the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in our 2006 Annual Report on Form 10-K.

Management Overview of the Second Quarter of 2007

The following is a summary of key events that occurred during and subsequent to the second quarter of 2007.

Amoxicillin PULSYS product development

•	In August 2006, we announced that our Amoxicillin PULSYS Phase III clinical trial for the treatment of adolescents and adults with acute pharyngitis and/or tonsillitis achieved its desired clinical and microbiological endpoints. The trial demonstrated statistical non-inferiority of Amoxicillin PULSYS therapy versus the penicillin comparator therapy for the trial’s primary endpoints of bacterial eradication rates for two distinct patient populations. The trial also demonstrated Amoxicillin PULSYS reached 85 percent bacterial eradication for the “per protocol” group of patients, in accordance with FDA guidance for product approval as first-line pharyngitis therapy.

•	Based on the successful Phase III trial data, we submitted a NDA for Amoxicillin PULSYS on December 14, 2006. On February 12, 2007, we received a “refusal to file” letter from the FDA for our Amoxicillin PULSYS NDA, requesting additional information on our planned commercial manufacturing processes. The FDA did not raise any clinical or other issues in its communication.

•	We participated in a meeting with the FDA regarding our Amoxicillin PULSYS NDA on February 26, 2007, and obtained clarification on the additional information that would be required for the FDA to accept our NDA for filing. We resubmitted our Amoxicillin PULSYS NDA on March 23, 2007, and were notified that the NDA was accepted for filing on May 22, 2007. In the notification letter, we received a Prescription Drug User Fee Act (PDUFA) target action date of January 23, 2008.

Marketed Products — Keflex Capsules (Cephalexin USP)

•	In the second quarter of 2007, net sales of our branded Keflex product line were approximately $2.7 million.

•	Due to our corporate name change on June 28, 2007, inventories of products on hand must be relabeled. In order to minimize the costs of relabeling as well as to avoid stock-out situations at wholesalers while the relabeling process is underway, we offered at the end of the quarter a one-time incentive to wholesalers to purchase up to a two-month supply of Keflex products. This incentive offer resulted in orders of approximately $2.0 million of sales. Revenue recognition for this transaction has been deferred as of June 30, 2007.

•	During the second quarter, we continued our commercialization efforts for our 750 mg strength of Keflex capsules through a targeted and dedicated national contract sales force of approximately 55 sales representatives and six MiddleBrook district sales managers. Our contract sales representatives began directly promoting Keflex 750 mg capsules to targeted physicians as well as providing patient starter samples in late July 2006.

Investment Bank Retained to Explore Strategic Alternatives

•	During the second quarter, we continued our previously-announced process to explore various strategic alternatives. In March 2007, we announced that we began the process of evaluating strategic alternatives to further enhance shareholder value and have retained an investment banking firm to assist us in this regard. Strategic alternatives we may pursue could include, but are not limited to, continued execution of our operating plan, licensing or development arrangements, the sale of some or all of our company’s assets, partnering or other collaboration agreements, or a merger or other strategic transaction. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. We do not intend to disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed.

Cost Reduction Initiatives for 2007

•	During the second quarter of 2007, we continued to implement a cost reduction program including personnel reductions, postponement of PULSYS clinical development programs other than Amoxicillin PULSYS for adults and adolescents, and elimination of other discretionary spending in 2007. Additionally, future development efforts for our PULSYS product candidates other than Amoxicillin PULSYS will be dependent upon our ability to secure additional capital or to find a partner to help fund their continued development.

Private Placement of Common Stock and Warrants

•	On April 18, 2007, we closed a private placement of 10,155,000 shares of common stock and warrants to purchase 7,616,250 shares of common stock, at a price of $2.36375 per unit. Units sold in the transaction consist of one share of our common stock and a warrant to purchase 0.75 shares of common stock. The warrants have a five-year term and an exercise price of $2.27 per share. The transaction raised approximately $24 million in gross proceeds.

Focus for Remainder of 2007

Our primary focus for the remainder of 2007 will be on the regulatory approval process for our Amoxicillin PULSYS product candidate for adults and adolescents, along with the continued commercialization of our Keflex 750 mg capsules. Our NDA supporting Amoxicillin PULSYS was accepted for filing on May 22, 2007, and we expect to receive a decision on the filing from the FDA in January 2008. If the FDA approves the NDA on our target action date, we believe Amoxicillin PULSYS could be marketed to healthcare professionals by as soon as early 2008. We intend to continue promoting Keflex 750 mg capsules through our approximately 55 contract sales representatives and six MiddleBrook district sales managers to targeted U.S. physicians throughout the remainder of 2007. In order to minimize our financing requirements in 2007, we have initiated cost reductions including personnel reductions, postponement of PULSYS clinical development programs other than Amoxicillin PULSYS for adults, and the elimination of other discretionary spending.

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

Deferred Product Revenue.  Deferred product revenue represents goods shipped under guaranteed sales arrangements in connection with initial stocking for a new product launch or under other product sale arrangements containing terms that may differ significantly from the Company’s customary terms and conditions. For such arrangements, the risk of loss has not passed to the customer and, accordingly, products delivered under guaranteed sales arrangements are accounted for as consignment sales. The Company recognizes revenue when the product is sold by its customer or at the expiration of the consignment period if the product has not been returned.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). We adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense under the Statement on a prospective basis only. Accordingly, prior period financial statements have not been restated. Under this transition method, stock-based compensation cost for the three and six month periods ended June 30, 2007 and 2006, includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the fair value provisions of SFAS 123R.

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

Income Taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not recorded any tax provision or benefit for the three and six-month periods ended June 30, 2007 or 2006. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured at December 31, 2006 and June 30, 2007.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (SFAS 109). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we have adopted the provisions of FIN 48 effective January 1, 2007. The adoption of FIN 48 had no effect on our financial statements.

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

Summary of Product Development Initiatives.  The following table summarizes our product development initiatives for the three and six-month periods ended June 30, 2007 and 2006. Included in this table is the research and development expense recognized in connection with each product candidate currently in clinical development and all preclinical product candidates as a group.

	Three Months Ended		Six Months Ended		Clinical
	June 30,		June 30,		Development
	2007	2006	2007	2006	Phase

Direct Project Costs(1)
Amoxicillin PULSYS(2)	$2,570,000	$3,510,000	$6,861,000	$7,643,000	NDA in review
Keflex Product Development(3)	1,039,000	1,225,000	2,353,000	2,321,000	(3)
Other Product Candidates	40,000	287,000	135,000	351,000	Preclinical

Total Direct Project Costs	3,649,000	5,022,000	9,349,000	10,315,000

Indirect Project Costs(1)
Facility	732,000	733,000	1,558,000	1,522,000
Depreciation	601,000	618,000	1,176,000	1,250,000
Other Indirect Overhead	465,000	389,000	893,000	876,000

Total Indirect Project Costs	1,798,000	1,740,000	3,627,000	3,648,000

Total Research & Development Expense	$5,447,000	$6,762,000	$12,976,000	$13,963,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

(2)	On August 10, 2006, we announced that our Amoxicillin PULSYS Phase III clinical trial achieved its desired clinical and microbiological endpoints. The trial demonstrated statistical non-inferiority of Amoxicillin PULSYS therapy versus the penicillin comparator therapy for the trial’s primary endpoints of bacterial eradication rates for two different patient populations. We resubmitted our New Drug Application for Amoxicillin PULSYS to the FDA on March 23, 2007, and on May 22, 2007 we were notified by the FDA that our NDA was accepted for filing and we were given a PDUFA target action date of January 23, 2008 . See “Amoxicillin PULSYS” below.

(3)	Direct Project Costs for Keflex product development primarily reflect research and development costs for a once-a-day Keflex PULSYS product. We have completed four Keflex PULSYS Phase I clinical trials. We met with the FDA on June 25, 2007 to gain agreement on our Phase III trial design, and based on that meeting, we believe that our planned Phase III trial design and regulatory strategy would be sufficient to support regulatory approval of the product. However, additional Keflex PULSYS clinical trials have been postponed, pending sufficient financial resources.

Amoxicillin PULSYS

During the second quarter of 2007, we announced that our NDA for our Amoxicillin PULSYS product candidate for the treatment of adults and adolescents with acute pharyngitis and/or tonsillitis due to Group A streptococcal infections (commonly referred to as strep throat) was accepted for filing by the FDA. Our clinical trial, designed to support product approval for Amoxicillin PULSYS, included 620 patients in a double-blind, double-dummy, non-inferiority Phase III trial and was conducted in 50 investigator sites across the U.S. and Canada.

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

Based on our successful Phase III clinical trial, we submitted a NDA for Amoxicillin PULSYS on December 14, 2006. On February 12, 2007, we received a “refusal to file” letter from the FDA for our Amoxicillin PULSYS NDA, requesting additional information on our planned commercial manufacturing processes. We participated in a meeting with the FDA regarding our Amoxicillin PULSYS NDA on February 26, 2007, where we obtained clarification on the additional information that would be required for the FDA to accept our NDA for filing. The FDA did not raise any clinical or other issues in its communication.

Following our clarifying meeting with the FDA, we resubmitted our revised Amoxicillin PULSYS NDA on March 23, 2007. The NDA was accepted for filing on May 22, 2007, and we received a Prescription Drug User Fee Act (PDUFA) target action date of January 23, 2008. These forward-looking statements are based on information available to us at this time. Actual results could differ because of delays in FDA approval, which may never occur.

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

In addition to assuming sales and marketing responsibilities for Keflex, we have initiated a research program, which is currently on hold until we have sufficient financial resources, with the goal of developing a once-a-day cephalexin product utilizing our proprietary once-a-day PULSYS dosing technology. In the event we are able to develop and commercialize a PULSYS-based Keflex product, another cephalexin product relying on the acquired

NDAs, or other pharmaceutical products using the acquired trademarks, Eli Lilly will be entitled to royalties on these new products. Royalties are payable on a new product by new product basis for five years following the first commercial sale for each new product, up to a maximum aggregate royalty per calendar year. All royalty obligations with respect to any defined new product cease after the fifteenth anniversary of the first commercial sale of the first defined new product.

In May 2006, we announced that the U.S. Food and Drug Administration (FDA) approved our supplemental NDA for two new Keflex strengths — 333 mg capsules and 750 mg capsules. Following FDA approval, we commenced commercialization initiatives focused solely on the Keflex 750 mg capsules through a targeted and dedicated national contract sales force directed by MiddleBrook district sales managers.

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

During the second quarter of 2007, the number of prescriptions filled with Keflex 750mg capsules continued to grow. Based on prescription data from IMS Health, total prescriptions filled for Keflex 750 mg capsules in the second quarter of 2007 were 84,897 prescriptions, compared to first quarter 2007 total prescriptions of 65,872.

At the end of the first quarter of 2007, we began the process of streamlining our contract sales organization, allocating our sales resources to what we believe are more productive areas and eliminating some underperforming territories. This initiative has reduced our sales force from 75 to approximately 55 contract sales representatives and from eight to six the number of MiddleBrook district sales managers directly promoting Keflex 750 mg capsules to targeted physicians across the U.S.

Results of Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Revenues.  We recorded revenues from Keflex product sales of $2,681,000 and $336,000 during the three-month periods ended June 30, 2007 and 2006, respectively.

	Three Months Ended
	June 30,
	2007	2006

Keflex 750 mg product sales, net	$1,964,000	$—
Other Keflex product sales, net	717,000	336,000

Total	$2,681,000	$336,000

Prior to the third quarter of 2006, net product sales consisted primarily of shipments of the Keflex 250 and 500 milligram strength capsules to wholesalers. In the third quarter of 2006, we launched a 750 milligram strength capsule, supported by a targeted and dedicated national contract sales force managed by MiddleBrook district sales managers. Other Keflex product sales improved as compared to 2006 due to increased wholesaler orders as several key wholesalers worked through high inventory levels.

In addition to the revenue recognized in the second quarter of 2007, we also recorded deferred revenue of an additional $2 million. In connection with the change in the Company’s name, we arranged to relabel our inventory of Keflex bottles in July and August, during which time we would not be in a position to ship product to customers. In order to minimize the costs of relabeling and to reduce the risk of stock-out situations at our wholesalers while the relabeling process was underway, a special, one-time incentive was offered to our wholesalers to purchase up to a two-month supply of extra stock of Keflex. These sales were not recognized as revenue in the second quarter due to the special terms and extended dating involved. We expect that this deferred revenue will be recognized in the third quarter of 2007, when the related product is expected to be sold by our wholesalers.

Cost of Product Sales.  Cost of product sales represents the purchase cost of the Keflex products sold during the year as well as royalties, if applicable. Cost of product sales increased from $25,000 in 2006 to $447,000 in 2007, primarily as the result of purchase and royalty costs associated with the 750 milligram product launched in the second half of 2006.

Research and Development Expenses.  Research and development expenses decreased $1.3 million, or 19 percent, to $5.4 million for the three months ended June 30, 2007 from $6.8 million for the three months ended June 30, 2006. Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

The following table discloses the components of research and development expenses reflecting our project expenses.

	Three Months Ended
	June 30,
Research and Development Expenses	2007	2006

Direct project costs:
Personnel, benefits and related costs	$1,863,000	$1,540,000
Stock-based compensation	312,000	353,000
Contract R&D, consultants, materials and other costs	1,474,000	1,055,000
Clinical trials	—	2,074,000

Total direct costs	3,649,000	5,022,000
Indirect project costs	1,798,000	1,740,000

Total	$5,447,000	$6,762,000

Direct costs for the second quarter of 2007 decreased by $1.4 million as compared to 2006. Clinical trials expense declined by $2.1 million in the period, as the second quarter of 2006 includes costs incurred for a Phase III clinical trial for Amoxicillin, versus no major trial activity underway in 2007. The increase in contract R&D, consultants, materials and other costs of $0.4 million is due to the reimbursement of costs associated with development of Amoxicillin PULSYS manufacturing capacity at our contract manufacturer’s facility in Clonmel, Ireland.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.9 million, or 41%, to $6.3 million for the three months ended June 30, 2007 from $4.5 million for the three months ended June 30, 2006.

	Three Months Ended
	June 30,
	2007	2006

Salaries, benefits and related costs	$838,000	$616,000
Stock-based compensation	398,000	548,000
Legal and consulting expenses	331,000	169,000
Other expenses	1,403,000	1,508,000
Marketing costs	1,206,000	970,000
Contract sales expenses	2,134,000	648,000

Total	$6,310,000	$4,459,000

Selling, general and administrative expenses consist of salaries and related costs for executive and other administrative personnel, selling and product distribution costs, professional fees and facility costs. Overall, costs increased $1.9 million primarily due to expenses incurred related to the Keflex 750 mg product, which was launched in July 2006.

Salaries, benefits and related costs increased in 2007 primarily due to the addition of sales and marketing staff in support of the Keflex 750 product launch.

Marketing costs of $1.2 million in 2007 consist of activities in support of the continuing marketing of our Keflex 750 mg product, including journal advertising, product samples, and market research. Contract sales expenses consist of the direct costs of sales representatives we have engaged through a third-party contract sales organization to promote the product to physicians. In 2006, marketing and sales activity were initiated in the second quarter, versus a full quarter of activity in 2007.

Net Interest Income (Expense).  Net interest income in the three months ended June 30, 2007 was $163,000 lower compared to the three months ended June 30, 2006, primarily due to interest costs associated with the Merrill Lynch term debt facility.

	Three Months Ended
	June 30,
	2007	2006

Interest income	$221,000	$233,000
Interest expense	(176,000)	(25,000)

Total, net	$45,000	$208,000

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Revenues.  We recorded revenues from Keflex product sales of $4,454,000 and $1,197,000 during the six-month periods ended June 30, 2007 and 2006, respectively.

	Six Months Ended
	June 30,
	2007	2006

Keflex 750 mg product sales, net	$3,194,000	$—
Other Keflex product sales, net	1,260,000	1,197,000

Total	$4,454,000	$1,197,000

Prior to the third quarter of 2006, net product sales consisted primarily of shipments of the Keflex 250 and 500 milligram strength capsules to wholesalers. In the third quarter of 2006, we launched a 750 milligram strength capsule, supported by a targeted and dedicated national contract sales force managed by MiddleBrook district sales managers. Other Keflex product sales improved in 2007 versus 2006 due to a price increase implemented at the beginning of April.

In addition to the revenue recognized in the six months ended June 30, 2007, we also recorded deferred revenue of an additional $2 million. In connection with the change in the Company’s name, we arranged to relabel our inventory of Keflex bottles in July and August, during which time we would not be in a position to ship product to customers. In order to minimize the costs of relabeling and to reduce the risk of stock-out situations at our wholesalers while the relabeling process was underway, a special, one-time incentive was offered to our wholesalers to purchase up to a two-month supply of extra stock of Keflex. These sales were not recognized as revenue in the second quarter due to the special terms and extended dating involved. We expect that this deferred revenue will be recognized in the third quarter of 2007, when the related product is expected to be sold by our wholesalers.

Cost of Product Sales.  Cost of product sales represents the purchase cost of the Keflex products sold during the year as well as royalties, if applicable. Cost of product sales increased from $78,000 in 2006 to $681,000 in 2007, primarily as the result of purchase and royalty costs associated with the 750 mg product launched in the second half of 2006.

Research and Development Expenses.  Research and development expenses decreased $1.0 million, or seven percent, to $13.0 million for the six months ended June 30, 2007 from $14.0 million for the six months ended June 30, 2006. Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

The following table discloses the components of research and development expenses reflecting our project expenses.

	Six Months Ended
	June 30,
Research and Development Expenses	2007	2006

Direct project costs:
Personnel, benefits and related costs	$3,805,000	$2,954,000
Stock-based compensation	551,000	706,000
Contract R&D, consultants, materials and other costs	4,922,000	1,574,000
Clinical trials	72,000	5,080,000

Total direct costs	9,350,000	10,314,000
Indirect project costs	3,626,000	3,649,000

Total	$12,976,000	$13,963,000

Direct costs for the first six months of 2007 decreased by $1.0 million as compared to 2006. Clinical trials expense declined by $5.0 million in the period, as the first six months of 2006 include costs incurred for a Phase III clinical trial for Amoxicillin, versus no major trial activity underway in 2007. The increase in contract R&D, consultants, materials and other costs of $3.3 million is due to the reimbursement of costs associated with development of Amoxicillin PULSYS manufacturing capacity at our contract manufacturer’s facility in Clonmel, Ireland.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $7.1 million, or 102%, to $14.0 million for the six months ended June 30, 2007 from $6.9 million for the six months ended June 30, 2006.

	Six Months Ended
	June 30,
	2007	2006

Salaries, benefits and related costs	$1,751,000	$1,045,000
Severance cost reversal	—	(359,000)
Stock-based compensation	739,000	1,055,000
Legal and consulting expenses	952,000	657,000
Other expenses	2,887,000	2,800,000
NDA filing fee	896,000	—
Marketing costs	2,764,000	1,086,000
Contract sales expenses	4,009,000	648,000

Total	$13,998,000	$6,932,000

Selling, general and administrative expenses consist of salaries and related costs for executive and other administrative personnel, selling and product distribution costs, professional fees and facility costs. Overall, costs increased $7.1 million primarily due to expenses incurred related to the Keflex 750 mg product, which was launched in July 2006.

Salaries, benefits and related costs increased in 2007 primarily due to the addition of sales and marketing staff in support of the Keflex 750 product launch.

Marketing costs of $2.8 million in 2007 consist of activities in support of the continuing marketing of our Keflex 750 mg product, including journal advertising, product samples, and market research. These activities were initiated in the second quarter of 2006, as compared to being incurred over the full six-month period in 2007. Contract sales expenses consist of the direct costs of sales representatives we have engaged through a third-party contract sales organization, to promote the product to physicians. In 2006, marketing and sales activity were initiated late in the second quarter, versus a full six months of activity in 2007.

Net Interest Income (Expense).  Net interest income in the six months ended June 30, 2007 declined by $0.5 million from 2006, primarily due to interest costs associated with the Merrill Lynch term debt facility, and lower cash and marketable securities balances which reduced interest income.

	Six Months Ended
	June 30,
	2007	2006

Interest income	$355,000	$527,000
Interest expense	(370,000)	(50,000)

Total, net	$(15,000)	$477,000

Liquidity and Capital Resources

We have funded our operations principally with the proceeds of $54.5 million from a series of five preferred stock offerings and one issue of convertible notes over the period 2000 through 2003, the net proceeds of $54.3 million from our initial public offering in October 2003, and private placements of common stock for net proceeds of $25.8 million, $16.7 million and $22.4 million in April 2005, December 2006, and April 2007, respectively. In addition, we have received funding of $8.0 million and $28.25 million from GlaxoSmithKline and Par Pharmaceutical, respectively, as a result of collaboration agreements for the development of new products. Since July 2004, we have also received cash of approximately $17.9 million from sales of our Keflex products. We received a $1.0 million advance payment in 2005 from a potential buyer of our Keflex brand, which we recognized in income in 2006 as the sale was not completed. In the second quarter of 2006, we received proceeds of $6.9 million from a term loan, net of costs and the payoff of existing debt.

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

Cash and Marketable Securities

At June 30, 2007, cash, cash equivalents and marketable securities were $12.2 million compared to $15.4 million at December 31, 2006.

	June 30	December 31,
	2007	2006

Cash and cash equivalents	$6,279,000	$14,857,000
Marketable securities	5,953,000	522,000

Total	$12,232,000	$15,379,000

Our cash and cash equivalents are highly-liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities are also highly-liquid investments and are classified as available-for-sale, as they can be utilized for current operations. Our investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/P1. Our objective is to limit the investment portfolio to a maximum average duration of approximately one year, with no individual security exceeding a two-year duration. At June 30, 2007, no security was held with a maturity greater than 6 months from that date.

We are required to maintain a minimum liquidity level, which includes cash, cash equivalents and marketable securities of $5.0 million, under the terms of our credit and security agreement with Merrill Lynch Capital.

Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Cash Flow

The following table summarizes our sources and uses of cash and cash equivalents for the six-month periods ending June 30, 2007 and 2006.

	Six Months Ended
	June 30,
	2007	2006

Net cash used in operating activities	$(23,176,000)	$(15,397,000)
Net cash provided by investing activities	(6,538,000)	5,977,000
Net cash provided by (used in) financing activities	21,137,000	6,624,000

Net increase (decrease) in cash and cash equivalents	$(8,577,000)	$(2,796,000)

	Six Months Ended
	June 30,
Operating Activities	2007	2006

Cash receipts:
Cash received from product sales	$4,346,000	$1,885,000
Interest income received and other	665,000	951,000

Total cash receipts	5,011,000	2,836,000

Cash disbursements:
Cash paid for employee compensation and benefits	6,619,000	4,954,000
Cash paid to vendors, suppliers, and other	21,568,000	13,279,000

Total cash disbursements	28,187,000	18,233,000

Net cash used in operating activities	$(23,176,000)	$(15,397,000)

Cash received from product sales in 2007 increased versus 2006 due primarily to proceeds from the sale of our Keflex 750 milligram product, which was launched in the third quarter of 2006. The increase in cash paid for employee-related expenses reflects higher headcount in 2007 due to staffing increases to market our Keflex 750 mg product, and for commercialization of Amoxicillin PULSYS. Cash paid to vendors in 2007 includes costs to prepare the third party manufacturing site for Amoxicillin PULSYS production, as well as higher costs related to our contracted sales representatives supporting the 750 milligram Keflex product. Because the product launched at the beginning of the third quarter of 2006, minimal costs were included in the period ending June 30, 2006 as compared to a full six months of activity in 2007.

	Six Months Ended
	June 30,
Investing Activities	2007	2006

Cash receipts:
Sale of marketable securities, net of purchases	$500,000	$15,155,000
Restricted Cash	—	730,000
Proceeds from sale of fixed assets	—	25,000

Total cash receipts	500,000	15,910,000

Cash disbursements:
Purchase of marketable securities	5,868,000	9,632,000
Property and equipment purchases and deposits	1,170,000	301,000

Total cash disbursements	7,038,000	9,933,000

Net cash provided by (used in) investing activities	$(6,538,000)	$5,977,000

Investing activities in 2006 consisted primarily of purchases or maturities of marketable securities, from which some net proceeds were transferred to cash to fund operations. Investing activities in 2007 consisted of purchases of marketable securities, as well as deposits for purchase of equipment to be used primarily for the manufacture of Amoxicillin PULSYS, if approved.

	Six Months Ended
	June 30,
Financing Activities	2007	2006

Cash receipts:
Proceeds from issuance of long term debt, net	$—	$7,793,000
Proceeds from private placement of common stock, net	22,412,000	—
Proceeds from exercise of stock options	58,000	276,000

Total cash receipts	22,470,000	8,069,000

Cash disbursements:
Payments on lines of credit	1,333,000	1,445,000

Total cash disbursements	1,333,000	1,445,000

Net cash used in financing activities	$21,137,000	$6,624,000

The major financing activity in 2007 was a private placement of common stock, which occurred in April, and generated proceeds of $22.4 million for us. In 2006, the major financing activity was completion of a term loan facility with Merrill Lynch Capital, which provided net proceeds of $7.8 million.

Borrowings

We are a party to a $12 million senior secured credit facility with Merrill Lynch Capital of which $8.0 million has been drawn, and with an aggregate outstanding amount of $5.6 million, as summarized in the following table:

	As of June 30, 2007
		Amount
Debt Obligations	Interest Rates	Outstanding	Available

Merrill Lynch Capital term loan	Variable rate — LIBOR plus 5%	$5,556,000	$—
Merrill Lynch Capital revolving loan	Variable rate — LIBOR plus 3.75%	—	—

Totals		$5,556,000	$—

We do not currently hedge any borrowings.

Contractual Obligations and Other Commercial Commitments

We have entered into an agreement with Innovex, a division of Quintiles, for contract sales services. Innovex is providing sales representatives dedicated to promotion of the Keflex 750 product. We have a commitment to pay fees to Innovex to cover the costs of the sales force, as well as related expenses. We estimate this commercial commitment as an expense of approximately $12 million over the next 12 months. The agreement is cancelable at our option, which we would consider exercising if the Keflex 750 launch is not successful. The cost of termination would be approximately $1.9 million.

As a result of the success of our Phase III Amoxicillin PULSYS trial in August 2006, we authorized the re-start of preproduction development work at the Clonmel facility, to prepare for commercial production of Amoxicillin PULSYS. We expect to incur $0.4 million in additional costs to complete the development work at Clonmel.

We have entered into a $12 million credit facility with Merrill Lynch Capital, under which $5.6 million of the $8.0 million term loan component is outstanding as of June 30, 2007. The principal is repayable in 36 equal monthly installments of $222,222 through July 2009 with interest payable at LIBOR plus 5 percent per annum.

Prospective Information

At June 30, 2007, unrestricted cash, cash equivalents and marketable securities were $12.2 million compared to $15.4 million at December 31, 2006.

We expect to incur a loss from operations in 2007. However, we believe that our existing cash resources, together with expected cash receipts from Keflex product sales will be sufficient to fund our operations into early 2008, barring unforeseen developments. To minimize our cash requirements for the next twelve months, we have initiated cost reductions including personnel reductions, postponement of PULSYS clinical development programs, and elimination of other discretionary spending. Our net cash requirements in 2007 will depend, among other things, on the cash received from sales of our existing non-PULSYS products (primarily sales of Keflex capsules in 250 mg, 500 mg and 750 mg strengths) and the cash expended for (1) cost of products sold, including royalties due to Eli Lilly on Keflex 750 net revenues, (2) research and development spending, (3) sales and marketing expenses for Keflex 750, and (4) general and administrative expenses. We anticipate that our Keflex product sales will increase in 2007 compared to 2006, because (a) 2006 included only approximately five months of product sales, (b) average monthly prescriptions reported in the second quarter of 2007 increased to 28,000 per month, a level of end-user demand significantly greater than levels experienced in 2006, and (c) price increases were implemented in the second quarter of 2007. Our research and development expenditures are expected to decrease in 2007 compared to 2006, as we have postponed all PULSYS development programs other than Amoxicillin PULSYS for adults, in order to conserve financial resources. However, we plan to complete our development activities at the Clonmel, Ireland site, due to requirements of the anticipated FDA inspection activities at the site related to our Amoxicillin PULSYS New Drug Application. Our sales and marketing expenses for Keflex 750 are expected to increase in 2007 compared to 2006, as the 2006 expense was incurred for approximately a six-month period. We currently plan to maintain the contract sales force throughout 2007 to sell Keflex 750, although restructuring activities have been implemented to improve overall effectiveness and reduce costs, including expenses related to marketing. General and administrative expenses are expected to decrease due to planned reductions in personnel costs and in discretionary spending. We expect to incur a significant loss in 2007, as we expect that revenues from product sales will not be sufficient to fully fund our operating costs. These 2007 estimates are forward-looking statements that involve risks and uncertainties, and actual results could vary.

We have experienced significant losses since our inception in 2000, and as of June 30, 2007, we had an accumulated deficit of $176.2 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future. To date, the revenues we have recognized from our non-PULSYS products have been limited and have not been sufficient for us to achieve or sustain profitability. Our product revenues are unpredictable in the near term and may fluctuate due to many factors, many of which we cannot control, including the market acceptance of our products. If our products fail to achieve market acceptance, we would have lower product revenues which may increase our capital requirements. If we fail to meet the minimum levels of revenue or liquidity (cash and marketable securities of $5 million) required by a financial covenant in the Merrill Lynch Capital term loan agreement, we could be required to repay the term loan on an accelerated basis, and we could experience significant liquidity issues.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2007, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business, except as discussed below.

In December 2003, Aventis and Aventis Pharmaceuticals Inc., now part of sanofi-aventis, brought an action against MiddleBrook, then named Advancis, alleging, in essence, that the Advancis corporate name is infringing the plaintiff’s trademark and seeking injunctive relief. A trial was held in May 2005, and the Court’s decision, dated September 26, 2006, ruled in favor of sanofi-aventis and required the parties to jointly submit a proposed Permanent Injunction and Order, which was submitted on October 27, 2006. On October 31, 2006 the proposed Order was approved, under which Advancis will surrender its trademark registrations for the “Advancis” name, and cease using the name in connection with our business, effective June 30, 2007. On June 28, 2007 the name change was completed pursuant to the Permanent Injunction and Order.

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

In April 2007, the Company closed a private placement of 10,155,000 shares of its common stock and warrants to purchase 7,616,250 shares common stock, at a price of $2.36375 per unit. Each unit consists of one share of the Company’s common stock and a warrant to purchase 0.75 shares of common stock. The warrants have a five-year term and an exercise price of $2.27 per share. The transaction raised approximately $24.0 million in gross proceeds. Net proceeds to the Company after deducting commissions and expenses were approximately $22.4 million. The shares and warrants were offered and sold only to institutional and accredited investors. The SEC declared the Company’s Form S-3 effective on May 23, 2007.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

At our Annual Meeting of Stockholders, held on May 21, 2007, the following members were re-elected to the Board of Directors:

	Affirmative Votes	Votes Withheld

Terms expiring in 2010
R. Gordon Douglas, MD	31,911,002	161,880
Martin A. Vogelbaum	31,936,894	135,988
Harold R. Werner	31,941,617	131,265

In addition, the following directors had terms of office that continued after the Annual Meeting of Stockholders: James H. Cavanaugh, Richard W. Dugan, Wayne T. Hockmeyer, and Edward M. Rudnic.

The following proposals were approved at our Annual Meeting of Stockholders:

	Affirmative	Negative		Broker
	Votes	Votes	Abstentions	Non-Votes

Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007	32,059,939	12,245	698	—
Approval of the Amended and Restated Advancis Pharmaceutical Corporation Stock Incentive Plan	19,324,034	2,063,929	79,834	10,605,085

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Middlebrook Pharmaceuticals, Inc.

By:	/s/ Edward M. Rudnic
Edward M. Rudnic, Ph.D.
President and Chief Executive Officer

By:	/s/ Robert C. Low
Robert C. Low
Vice President, Finance and
Chief Financial Officer

Dated: August 10, 2007

EXHIBIT INDEX

Exhibit
Page
Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.