Form 10-Q
period 2007-09-30
MiddleBrook Pharmaceuticals, Inc.
filed 2007-11-14
CIK 1161924

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-50414

MiddleBrook Pharmaceuticals, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	52-2208264
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

20425 Seneca Meadows Parkway Germantown, Maryland	20876 (Zip Code)
(Address of principal executive offices)

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

As of November 7, 2007, 46,728,748 shares of common stock of the Registrant were outstanding.

MIDDLEBROOK PHARMACEUTICALS, INC

INDEX

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MIDDLEBROOK PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,987,690	$14,856,738
Marketable securities	929,812	522,723
Accounts receivable, net	1,331,764	303,514
Inventories, net	1,088,913	2,077,390
Prepaid expenses and other current assets	1,199,515	1,682,685

Total current assets	9,537,694	19,443,050
Property and equipment, net	11,533,248	11,764,627
Restricted cash	872,180	872,180
Deposits and other assets	348,006	1,548,585
Intangible assets, net	7,509,070	8,377,327

Total assets	$29,800,198	$42,005,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,991,269	$2,285,736
Accrued expenses and advances	5,898,096	7,817,224
Lines of credit and short term debt	4,888,889	6,888,889
Note payable	—	75,000
Deferred product revenue	—	189,000

Total current liabilities	13,778,254	17,255,849
Deferred contract revenue	11,625,000	11,625,000
Deferred rent and credit on lease concession	1,204,506	1,252,900

Total liabilities	26,607,760	30,133,749

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 225,000,000 shares authorized, and 46,695,499 and 36,362,447 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	466,955	363,625
Capital in excess of par value	189,008,385	164,593,930
Accumulated deficit	(186,283,158)	(153,085,462)
Accumulated other comprehensive income (loss)	256	(73)

Total stockholders’ equity	3,192,438	11,872,020

Total liabilities and stockholders’equity	$29,800,198	$42,005,769

The accompanying notes are an integral part of these financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)

Product sales	$3,144,532	$2,369,975	$7,598,127	$3,566,563
Costs and expenses:
Cost of product sales	1,183,772	440,159	1,864,643	517,765
Research and development	5,509,093	5,737,047	18,485,164	19,700,263
Selling, general and administrative	6,475,742	6,069,529	20,473,947	13,001,312

Total expenses	13,168,607	12,246,735	40,823,754	33,219,340

Loss from operations	(10,024,075)	(9,876,760)	(33,225,627)	(29,652,777)
Interest income	126,655	221,333	481,855	747,921
Interest expense	(159,359)	(241,735)	(528,924)	(292,018)
Other income (loss)	—	—	75,000	976,815

Net loss	$(10,056,779)	$(9,897,162)	$(33,197,696)	$(28,220,059)

Basic and diluted net loss per share applicable to common stockholders	$(0.22)	$(0.33)	$(0.78)	$(0.93)

Shares used in calculation of basic and diluted net loss per share	46,650,833	30,302,628	42,831,867	30,209,948

The accompanying notes are an integral part of these financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Capital in		Other	Total
	Common	Par	Excess of	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Par Value	Deficit	Income (Loss )	Equity
	(Unaudited)

Balance at December 31, 2006	36,362,447	$363,625	$164,593,930	$(153,085,462)	$(73)	$11,872,020
Exercise of stock options	148,000	1,480	113,726	—	—	115,206
Vesting of restricted stock	30,052	300	18,332	—	—	18,632
Issuance and remeasurement of stock options for services	—	—	24,232	—	—	24,232
Stock-based employee compensation expense	—	—	1,947,455	—	—	1,947,455
Proceeds from private placement of common stock, net of issuance expenses	10,155,000	101,550	22,310,710	—	—	22,412,260
Comprehensive income (loss):
Net loss	—	—	—	(33,197,696)	—	(33,197,696)
Unrealized gain on marketable securities	—	—	—	—	329	329

Total comprehensive loss	—	—	—	—	—	(33,197,367)

Balance at September 30, 2007	46,695,499	$466,955	$189,008,385	$(186,283,158)	$256	$3,192,438

The accompanying notes are an integral part of these financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF CASH FLOWS

	Nine Months Ended September
	2007	2006
	(Unaudited)

Cash flows from operating activities:
Net loss	$(33,197,696)	$(28,220,059)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,447,503	2,949,486
Stock-based compensation	1,971,687	2,861,585
Deferred rent and credit on lease concession	(48,393)	(4,297)
Amortization of premium on marketable securities	(69,242)	222,332
Loss on disposal of fixed assets	—	23,185
Recognition of advance payment for potential sale of Keflex	—	(1,000,000)
Changes in:
Accounts receivable	(1,028,251)	(1,255,473)
Inventories	988,477	(1,110,616)
Prepaid expenses and other current assets	483,170	220,484
Deposits other than on property and equipment, and other assets	249,667	—
Accounts payable	705,533	1,215,109
Accrued expenses and advances	(1,975,496)	608,590
Deferred product and contract revenue	(189,000)	270,061

Net cash used in operating activities	(28,662,041)	(23,219,613)

Cash flows from investing activities:
Purchase of marketable securities	(5,867,519)	(13,274,560)
Sale and maturities of marketable securities	5,530,000	19,655,000
Purchases of property and equipment	(246,330)	(50,653)
Deposits on property and equipment	(1,150,624)	(250,000)
Proceeds from sale of fixed assets	—	25,000
Change in restricted cash	—	730,444

Net cash provided by (used in) investing activities	(1,734,473)	6,835,231

Cash flows from financing activities:
Proceeds from issuance of debt, net of issue costs	—	7,792,976
Payments on lines of credit	(2,000,000)	(1,913,062)
Proceeds from private placement of common stock, net of issue costs	22,412,260	—
Proceeds from exercise of common stock options	115,206	280,156

Net cash provided by financing activities	20,527,466	6,160,070

Net decrease in cash and cash equivalents	(9,869,048)	(10,224,312)
Cash and cash equivalents, beginning of period	14,856,738	18,116,968

Cash and cash equivalents, end of period	$4,987,690	$7,892,656

Supplemental disclosure of cash flow information:
Cash paid for interest	$474,613	$226,977

Supplemental disclosure of noncash transactions:
Reclassification of liability related to early exercises of restricted stock to equity upon vesting of the restricted stock	$18,632	$24,137

The accompanying notes are an integral part of these financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of MiddleBrook Pharmaceuticals, Inc. (the “Company”, formerly Advancis Pharmaceutical Corporation) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K. The interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

On November 7, 2007, the Company closed an agreement with Deerfield Management, a healthcare investment fund and one of the Company’s largest equity shareholders, raising up to $10 million in gross proceeds. As discussed in Note 17, “Subsequent Events,” under the terms of the agreement, $7.5 million (less a $500,000 payment to Deerfield) was received by the Company on November 8, 2007, with an additional $2.5 million to become available, if necessary, if and when the U.S. Food and Drug Administration (FDA) approves the Company’s Amoxicillin PULSYS New Drug Application (NDA). The agreement is designed to provide the Company with the financial flexibility to continue its ongoing strategic discussions beyond the Prescription Drug User Fee Act (PDUFA) target action date of January 23, 2008 for Amoxicillin PULSYS. A portion of the proceeds from the closing were used by the Company to repay in full its outstanding loan facility with Merrill Lynch Capital. At the transaction closing, the Company sold certain assets, and assigned certain intellectual property rights, relating only to its existing cephalexin business, excluding cephalexin PULSYS, to Deerfield. Pursuant to a consignment of those assets and license of those intellectual property rights back to the Company, the Company will continue to operate its existing cephalexin business, subject to royalty payments to Deerfield. Deerfield also granted the Company the right to repurchase all assets and rights acquired and licensed by Deerfield for a predetermined purchase price, with the actual price depending on the date of the Company’s exercise of its repurchase right and certain other factors. The Company’s exercise of this purchase right is mandatory upon the change of control of the Company. In connection with the transaction, the Company also granted to Deerfield a six-year warrant to purchase 3.0 million shares of the Company’s common stock at an exercise price of $1.38 per share, the closing price of the Company’s common stock on November 7, 2007. The accounting for the Deerfield transaction is currently being evaluated.

The Company believes that its cash, cash equivalents and marketable securities of $5.9 million on hand as of September 30, 2007, together with proceeds of the Deerfield transaction which closed in November 2007 and cash receipts anticipated in 2007 and 2008 from sales of Keflex, should provide it with enough capital resources to finance ongoing operations through the first quarter of 2008, barring unforeseen developments. The Company is currently exploring various strategic alternatives, including licensing or development arrangements, the sale of some or all of the Company’s assets, partnering or other collaboration agreements, or a merger or other strategic transaction. Should a strategic transaction not be completed, the Company will probably be required to reduce its

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

commercialization efforts, effect changes to its facilities or personnel, or, if possible, enter into arrangements to raise additional capital which may dilute the ownership of its equity investors.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate bonds. At September 30, 2007 and December 31, 2006, the Company maintained all of its cash and cash equivalents in three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such cash balances.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Inventories

Inventories consist of finished products purchased from third-party contract manufacturers and are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Reserves for obsolete or slow-moving inventory are recorded as reductions to inventory cost. The Company periodically reviews its product inventories on hand. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable. In November 2007, the Company sold all of its inventories to Deerfield Management, as discussed further in Notes 6 and 17; the Company retained the right to repurchase the inventories held by Deerfield at a future date, as well as to acquire the inventories as needed in order to operate its Keflex business.

Intangible Assets

Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The Keflex brand rights are amortized over 10 years, the Keflex non-compete agreement with Eli Lilly and Company is amortized over five years, and certain acquired patents are amortized over 10 years. The Company does not have identifiable intangible assets with indefinite lives. The Keflex brand name and other intangible assets were acquired for marketing purposes, and the related amortization is charged to selling expense. In November 2007, the Company sold its Keflex brand rights to Deerfield Management, as discussed further in Notes 8 and 17; the Company retained the right to repurchase at a predetermined price the intangible assets sold at a future date, as well as to continue to utilize the Keflex trademark and other intangible assets in order to continue to operate its Keflex business.

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

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” establishes accounting standards for the impairment of long-lived assets. The Company reviews its long-lived assets, including property

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

and equipment and intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized. There were no indications of impairment through September 30, 2007, and consequently there were no impairment losses recognized in 2007, or prior years. If the Company is not able to obtain approval for its New Drug Application for its Amoxicillin PULSYS product or carry out its business plans, there is the potential that this will be an indicator of an event or change in circumstances under SFAS 144 that would require the Company to perform an impairment analysis, and ultimately may result in impairment of the long-lived assets. As discussed in Note 17, “Subsequent Events”, in November 2007 the Company sold certain assets, including its Keflex brand, to Deerfield Management. As the Keflex assets were not impaired as of September 30, 2007, the recognition of a loss, if any, on the transaction will be recorded in November 2007, when the transaction closed.

Leases

The Company leases its office and laboratory facilities under operating leases. Lease agreements may contain provisions for rent holidays, rent escalation clauses or scheduled rent increases, and landlord lease concessions such as tenant improvement allowances. The effects of rent holidays and scheduled rent increases in an operating lease are recognized over the term of the lease, including the rent holiday period, so that rent expense is recognized on a straight-line basis. For lease concessions such as tenant improvement allowances, the Company records a deferred rent liability included in “Deferred rent and credit on lease concession” on the balance sheet and amortizes the deferred liability on a straight-line basis as a reduction to rent expense over the term of the lease. The tenant improvements are capitalized as leasehold improvements and are amortized over the shorter of the economic life of the improvement or the lease term (excluding optional renewal periods). Amortization of leasehold improvements is included in depreciation expense. The Company’s leases do not include contingent rent provisions. For leased facilities where the company has ceased use for a portion or all of the space, the Company accrues a loss if the cost of the leased space is in excess of market rates for potential sublease income. In the three months ended September 30, 2007 the Company accrued a loss of $392,000 for excess leased facility space.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of potential common shares outstanding during the period, including outstanding stock options, is measured by the treasury stock method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company incurred net losses for the three and nine months ended September 30, 2007 and 2006, and accordingly, did not assume exercise of any of the Company’s outstanding stock options, because to do so would be antidilutive.

The following are the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	September 30,
(Number of Underlying Common Shares)	2007	2006

Stock options	5,095,112	4,368,466
Nonvested stock	—	30,052
Warrants	10,012,607	2,396,357

Total	15,107,719	6,794,875

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

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

The Company records revenue from sales of pharmaceutical products under the Keflex brand. The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 46.0%, 37.3%, and 10.8% of the Company’s net revenues from product sales in the nine month period ended September 30, 2007.

Due to the Company’s corporate name change on June 28, 2007, inventories of products on hand at that time were required to be relabeled. While the relabeling process was underway in July and August 2007, the Company was unable to fill customer orders. In order to minimize the costs of relabeling as well as to avoid stock-out situations at wholesalers while the relabeling process is underway, the Company offered at the end of the second quarter a one-time incentive to wholesalers to purchase up to a two-month supply of Keflex products. This incentive offer resulted in orders of approximately $1.8 million of net sales. Revenue recognition for this transaction was deferred in the second quarter of 2007, but recognized in the third quarter of 2007, as wholesalers sold the related product and commenced ordering the newly-relabeled products. As a result, net revenue recognized in the third quarter of 2007 of $3.1 million consists of the recognition of $1.8 million of revenue deferred from June 30, 2007 together with the recognition of $1.1 million of revenue from sales of products shipped during the third quarter of 2007 and the recognition of deferred revenue of $0.2 million related to the expiration of return rights granted to certain customers at the time of the Keflex 750 launch in 2006.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

4.	Marketable Securities

Marketable securities, including accrued interest, at September 30, 2007 and December 31, 2006 were as follows:

September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-sale	Cost	Gains	Losses	Fair Value

Marketable securities:
Corporate debt securities:
-In unrealized gain position	$929,556	$256	$—	$929,812

December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-sale	Cost	Gains	Losses	Fair Value

Marketable securities:
Corporate debt securities:
-In unrealized loss position under 12 months	$522,796	$—	$(73)	$522,723

Each of the Company’s marketable securities at September 30, 2007 and December 31, 2006 matures within six months.

5.	Accounts Receivable

Accounts receivable, net, consists of the following:

	September 30,	December 31,
	2007	2006

Accounts receivable for product sales, gross	$1,844,197	$520,444
Allowances for rebates, discounts and chargebacks	(512,433)	(216,930)

Accounts receivable for product sales, net	$1,331,764	$303,514

The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 43.3%, 40.3%, and 11.2% of the Company’s accounts receivable for product sales as of September 30, 2007.

6.	Inventories

Inventories, net, consist of the following:

	September 30,	December 31,
	2007	2006

Finished goods	$1,869,651	$2,371,346
Reserve for obsolete and slow-moving inventory	(780,738)	(293,956)

Inventories, net	$1,088,913	$2,077,390

The Company periodically reviews its product inventories on hand. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable. The reserve for obsolete and slow-moving inventory was increased at September 30, 2007 due to revised estimates of future sales of certain of the Company’s Keflex products.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

On November 7, 2007, the Company entered into a transaction with Deerfield Management, as described further in Note 17, “Subsequent Events.” As part of the transaction, the Company sold its entire inventory of Keflex products to Deerfield. Under the transaction agreements, which include an inventory consignment agreement, the Company will continue to operate its Keflex business, and will purchase consigned inventory from Deerfield as necessary to fulfill customer orders. The Company has a repurchase right, under which it can re-acquire all the inventories from Deerfield at a future date.

7.	Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Life	September 30,	December 31,
	(Years)	2007	2006

Construction in progress	n/a	$—	$554,673
Computer equipment	3	1,038,543	1,024,149
Furniture and fixtures	3-10	1,405,918	1,405,918
Equipment	3-10	11,401,691	9,140,957
	Shorter of economic
Leasehold improvements	lives or lease term	9,292,903	8,738,230

Subtotal		23,139,055	20,863,927
Less — accumulated depreciation		(11,605,807)	(9,099,300)

Property and equipment, net		$11,533,248	$11,764,627

The Company ceased use of one of its facilities during the third quarter of 2007. As a result, the Company abandoned leasehold improvements it had made to the property. Accordingly, the Company revised its depreciation estimate, which resulted in accelerating the depreciation of the remaining balance of $512,000 during the third quarter, with $461,000 charged to research and development expense and $51,000 charged to selling, general and administrative expense. For the same facility, the Company also accrued a loss for the cost of the leased space in excess of potential sublease income in the amount of $392,000, with $294,000 charged to research and development expense and $98,000 charged to selling, general and administrative expense.

8.	Intangible Assets

Intangible assets at September 30, 2007 and December 31, 2006 consist of the following:

	September 30, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Keflex brand rights	$10,954,272	$(3,560,154)	$7,394,118
Keflex non-compete agreement	251,245	(163,293)	87,952
Patents acquired	120,000	(93,000)	27,000

Intangible assets	$11,325,517	$(3,816,447)	$7,509,070

	December 31,
	2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Keflex brand rights	$10,954,272	$(2,738,580)	$8,215,692
Keflex non-compete agreement	251,245	(125,610)	125,635
Patents acquired	120,000	(84,000)	36,000

Intangible assets	$11,325,517	$(2,948,190)	$8,377,327

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The Keflex brand rights are amortized over 10 years, the non-compete agreement with Eli Lilly and Company is amortized over 5 years, and certain acquired patents are amortized over 10 years.

Amortization expense for acquired intangible assets with definite lives was $289,419 and $868,257 for the three and nine month periods ended September 30, 2007 and 2006, respectively. For the year ending December 31, 2007 and for the next four years, annual amortization expense for acquired intangible assets is expected to be approximately $1.2 million per year for 2007 and 2008, and approximately $1.1 million for each of 2009, 2010 and 2011.

On November 7, 2007, the Company entered into a transaction with Deerfield Management, as described in Note 17, “Subsequent Event.” As part of the transaction, the Company sold its Keflex brand rights, including the trademark, and approved New Drug Applications for the Company’s existing Keflex products, to Deerfield. Under the transaction agreements, the Company retained the right to repurchase the intangible assets sold at a future date, as well as to continue to utilize the Keflex trademark and other intangible assets in order to continue to operate its Keflex business, subject to certain royalty payments to Deerfield. As the Keflex assets were not impaired as of September 30, 2007, the recognition of a loss, if any, on the transaction will be recorded in November 2007, when the transaction closed.

9.	Accrued Expenses and Advances

Accrued expenses consist of the following:

	2007	2006

Product returns	$1,384,774	$937,044
Bonus	885,807	1,081,503
Research and development expenses	795,068	1,695,628
Product royalties	665,434	102,414
Professional fees	543,589	734,250
Facilities sublease	392,153	—
Insurance and benefits	276,287	228,009
Sales and marketing expense	200,000	1,598,437
Severance — current portion	—	1,094,375
Liability for exercised unvested stock options	—	18,632
Other expenses	754,984	326,932

Total accrued expenses	$5,898,096	$7,817,224

Accrued Severance

	Balance at
	December 31,		Balance at
Accrued Severance 2007 Activity	2006	Cash Paid	September 30, 2007

2005 Workforce Reduction	$1,094,375	$(1,094,375)	$—

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

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

January 2006, MiddleBrook decided to retain the Keflex assets. The agreement in principle expired on February 28, 2006. Accordingly, the advance payment of $1,000,000 was recognized as other income in the first quarter of 2006.

10.	Borrowings

Total lines of credit and short-term debt consist of the following:

	September 30,	December 31,
	2007	2006

Merrill Lynch Capital term loan	$4,888,889	$6,888,889
Montgomery County note payable	—	75,000

Total lines of credit and loans	$4,888,889	$6,963,889

On June 30, 2006, the Company entered into a $12 million senior secured credit facility with Merrill Lynch Capital, consisting of an $8 million term loan (“Term Loan”) and a $4 million revolving loan facility (“Revolving Loan”). On November 8, 2007, the Company repaid the outstanding Merrill Lynch Capital loan balance in full, using $4.6 million of the proceeds from the transaction with Deerfield Management, as discussed further in Note 17, “Subsequent Events.”

The Term Loan would have matured on June 30, 2009 and was payable in 36 equal monthly payments of principal. Interest on the outstanding balance of the Term Loan was payable monthly at an annual rate equal to one-month LIBOR plus 5.0 percent, which at December 31, 2006 equaled 10.35 percent. The Company borrowed the entire Term Loan commitment of $8 million at closing on June 30, 2006, and received net proceeds of $7,792,976. From the net loan proceeds, $987,008 was used to fully repay existing bank loans. The Company incurred $207,024 in debt issuance costs, which are included as a component of Deposits and Other Assets and are being amortized using the effective interest method as additional interest expense over the expected 36 month loan term. If the Term Loan is prepaid, the Company is required to pay a prepayment fee of 2.0 percent, 1.25 percent, or 0.75 percent, if the prepayment is made within the first, second, or third years after closing (June 30, 2006), respectively. On November 8, 2007, the Company incurred a $100,000 prepayment penalty for the Term Loan.

The Revolving Loan commitment provided for up to $4 million in borrowing capacity with a commitment expiry date of March 30, 2010, with an interest rate equal to one-month LIBOR plus 3.75 percent per annum. Credit available under the Revolving Loan was subject to certain borrowing base conditions based on eligible accounts receivable of the Company. The Revolving Loan commitment could also be used for the issuance of letters of credit, up to an aggregate amount of $1,000,000. There were no borrowings or letters of credit outstanding under this facility at September 30, 2007. An unused line fee of 0.045 percent per month was payable on the average unused daily balance of the Revolving Loan commitment. If the Revolving Loan commitment is terminated prior to the expiration date of March 30, 2010, the Company is required to pay a deferred commitment fee of 2.0 percent, 1.25 percent, 0.75 percent, or 0.25 percent of the Revolving Loan commitment amount if the termination is made within the first, second, third or fourth years after closing (June 30, 2006), respectively. On November 8, 2007, the Company paid a deferred commitment fee of $50,000 upon the termination of the credit facility.

Pursuant to the credit and security agreement, the Company granted a security interest in substantially all of its assets existing at the date of closing as well as those acquired during the term of the agreement, to Merrill Lynch Capital, excluding intellectual property, which is subject to a negative pledge under which the Company has agreed not to grant a security interest in its intellectual property, as defined, without the consent of Merrill Lynch Capital. The agreement did not require the issuance of stock warrants or other equity types of securities.

The agreement restricted the Company’s ability to incur additional debt, pay dividends, repurchase stock, or engage in specified other transactions outside the normal course of business, as long as borrowings are outstanding under the agreement. The credit and security agreement also required the Company to be in compliance with certain financial covenants, including achievement of a minimum quarterly amount of revenue and maintenance of a minimum liquidity level (cash and marketable securities of $5,000,000). The agreement had been previously amended to remove the revenue covenant for quarters ended December 31, 2006, March 31 and June 30 2007, and

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

on August 14, 2007 agreement was reached to remove the covenant for the quarter ended September 30, 2007. Beginning with the quarter ending December 31, 2007 and continuing thereafter, the financial covenant for minimum quarterly revenue was to be $5,000,000, an amount which significantly exceeded quarterly revenue recorded by the Company in prior periods and which would require the successful commercialization and increased market acceptance of the Company’s Keflex 750 mg product. If the agreement was not amended to remove the financial covenant for revenue / invoiced products for the quarter ending December 31, 2007, and if revenues for the quarter were less than $5,000,000, the lender could have required, among other remedies, the immediate payment of the principal balance, which could have adversely affected the Company’s liquidity and ability to continue as a going concern.

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

Options granted under the Plan may be incentive stock options or non-statutory stock options. Stock purchase rights may also be granted under the Plan. Incentive stock options may only be granted to employees. The compensation committee of the Board of Directors determines the period over which options become exercisable. Options granted to employees and consultants normally vest over a 4-year period. Options granted to directors, upon their initial appointment or election, vest monthly over periods of 36 months. Annual director and advisor grants vest monthly over 12 months. Director and advisor grants are exercisable on the date of grant but are restricted, subject to repurchase until vested. The exercise price of incentive stock options and non-statutory stock options shall be no less than 100% of the fair market value per share of the Company’s common stock on the grant date. The term of all option grants is 10 years. As of September 30, 2007, there were 2,391,947 shares of common stock available for future option grants.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity of the Company’s stock option plan for the nine months ended September 30, 2007:

	Number of	Weighted-Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Remaining Term	Value

Outstanding, December 31, 2006	4,378,578	$4.30
Granted	1,075,150	2.56
Exercised	(148,000)	0.78
Cancelled	(210,616)	3.05

Outstanding, September 30, 2007	5,095,112	$4.09	7.6	$1,927,453

Exercisable, September 30, 2007	3,378,137	$4.72	7.2	$1,456,900

The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $272,063. Cash received by the Company upon the issuance of shares from option exercises was $115,206. The Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

A summary of the Company’s nonvested options as of and for the nine months ended September 30, 2007 is presented below:

	Number of	Weighted
	Nonvested Stock	Average Grant
	Options	Date Fair Value

Outstanding, December 31, 2006	1,919,440	$3.07
Granted	1,075,150	1.80
Vested	(969,103)	3.96
Forfeited	(204,060)	2.09

Outstanding, September 30, 2007	1,821,427	$1.95

13.	Stock-Based Compensation

The Company has recorded stock-based compensation expense for the grant of stock options to employees and to nonemployee consultants as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Stock-based Compensation Expense:	2007	2006	2007	2006

Employees:
SFAS 123R fair-value method	$676,754	$849,302	$1,947,455	$2,440,313
Nonemployees:
Amortization and remeasurement of variable stock-based compensation	4,647	251,165	24,232	421,272

Total	$681,401	$1,100,467	$1,971,687	$2,861,585

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Included in Income Statement Captions as follows:	2007	2006	2007	2006

Research and development expense	$224,076	$606,125	$775,430	$1,312,439
Selling, general and administrative expense	457,325	494,342	1,196,257	1,549,146

Total	$681,401	$1,100,467	$1,971,687	$2,861,585

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of options granted to employees during the nine months ended September 30, 2007 and 2006 was $1.80 and $1.37 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for grants in 2007 and 2006:

	September 30,
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

The Company’s policy is to recognize interest related to income tax matters, if any, in interest expense and penalties related to income tax matters, if any, in operating expenses. As of January 1 and September 30, 2007, the Company had no accruals for interest or penalties related to income tax matters.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

16.	Commitments and Contingencies

Leases

The Company ceased the use of one of its leased facilities during the third quarter of 2007. For leased facilities where the company has ceased use for a portion or all of the space, the Company accrues a loss if the cost of the leased space is in excess of market rates for potential sublease income. In the three months ended September 30, 2007, the Company accrued a loss for the cost of the leased space in excess of potential sublease income in the amount of $392,000, with $294,000 charged to research and development expense and $98,000 charged to selling, general and administrative expense.

Royalties

On November 7, 2007, the Company closed an agreement with Deerfield Management, a healthcare investment fund and one of the Company’s largest equity shareholders. The Company sold certain assets, and assigned certain intellectual property rights, relating only to its existing cephalexin business, excluding cephalexin PULSYS, to Deerfield for $7.5 million (less a $500,000 payment to Deerfield). Pursuant to an inventory consignment agreement and license of those intellectual property rights back to the Company, the Company will continue to operate its existing cephalexin business, subject to consignment and royalty payments to Deerfield of 20% of net sales, which decline to 15% should the Company elect to make an extension payment, as defined in the agreement. Regardless of the level of net sales, the minimum consignment and royalty payment under the consignment and license agreements will be $400,000 for each calendar quarter.

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

In August 2007, Eli Lilly and Company provided notice of a legal matter relating to Keflex to MiddleBrook. A product liability claim was filed by Jamie Kaye Moore against Eli Lilly, Teva Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on March 28, 2007. The claim alleges injury from ingestion of some form of “Keflex.” Lilly has filed preliminary objections to the complaint, and has also requested prescription and other records, in order to determine whether the plaintiff ingested brand or generic cephalexin and which manufacturer might be involved. Since the identity of the manufacturer is not known, Lilly is not currently requesting indemnification from MiddleBrook.

17.	Subsequent Event

On November 7, 2007, the Company closed an agreement with Deerfield Management, a healthcare investment fund and one of the Company’s largest equity shareholders, raising up to $10 million in cash. Under the terms of the agreement, $7.5 million (less a $500,000 payment to Deerfield) was received by the Company on November 8, 2007, with an additional $2.5 million to become available, if necessary, if and when the U.S. Food and Drug Administration (FDA) approves the Company’s Amoxicillin PULSYS New Drug Application (NDA). The agreement is designed to provide the Company with the financial flexibility to continue its ongoing strategic discussions beyond the PDUFA date for Amoxicillin PULSYS. Proceeds from the closing of $4.6 million were used by the Company to repay in full its outstanding loan facility with Merrill Lynch Capital.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

At the transaction closing, the Company sold certain assets, and assigned certain intellectual property rights, relating only to its existing cephalexin business, excluding cephalexin PULSYS, to Deerfield for $7.5 million (less a $500,000 payment to Deerfield). A portion of those proceeds was used to repay the outstanding Merrill Lynch Capital loan balance in full, and the remainder is intended to be used for general corporate purposes. Pursuant to a consignment of those assets and license of those intellectual property rights back to the Company, the Company will continue to operate its existing cephalexin business, subject to consignment and royalty payments to Deerfield of 20% of net sales, which decline to 15% should the Company elect to make an extension payment, as defined in the agreement. In addition, the Company granted to Deerfield a six-year warrant to purchase 3.0 million shares of the Company’s common stock at $1.38, the closing market price on November 7, 2007.

If and when the Company receives approval of its Amoxicillin PULSYS NDA, it may require Deerfield to acquire and license certain intellectual property rights relating only to the Company’s cephalexin PULSYS business for a payment of $2.5 million. Pursuant to a sublicense of those intellectual property rights back to the Company, the Company will continue to operate its cephalexin PULSYS business. Cephalexin PULSYS is not approved for marketing by the FDA.

Deerfield also granted the Company the right to repurchase all assets and rights acquired and licensed by Deerfield for a flat purchase price of $14.0 million, if the Company has required Deerfield to acquire the intellectual property rights relating to the Company’s cephalexin PULSYS business, or $11.0 million if Deerfield has not acquired these rights (in each case subject to certain adjustments), assuming the Company exercises its repurchase rights prior to November 7, 2008. Those repurchase prices will increase by $2.0 million on each subsequent anniversary of that date. The Company’s exercise of this purchase right is mandatory upon the change of control of the Company.

The accounting for the Deerfield transaction is currently being evaluated.

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

Our Business

MiddleBrook Pharmaceuticals, Inc. was incorporated in Delaware in December 1999 and commenced operations on January 1, 2000. On June 28, 2007, we changed our corporate name from Advancis Pharmaceutical Corporation to MiddleBrook Pharmaceuticals, Inc. We are a pharmaceutical company focused on developing and commercializing anti-infective drug products that fulfill unmet medical needs in the treatment of infectious disease. We are developing a portfolio of drugs based on the novel biological finding that bacteria exposed to antibiotics in front-loaded, sequential bursts, or pulses, are killed more efficiently than those exposed to standard antibiotic treatment regimens. We currently have 26 issued U.S. patents and two issued foreign patent covering our proprietary once-a-day pulsatile delivery technology called PULSYS. We have initially focused on developing PULSYS product candidates utilizing approved and marketed drugs that no longer have patent protection or that have patents expiring in the next several years. Our lead pulsatile product candidate, based on the antibiotic amoxicillin, is currently under FDA review for marketing approval, and our Keflex PULSYS product candidate, based on the antibiotic cephalexin, is currently under evaluation in Phase I clinical trials. Our New Drug Application (NDA) for our Amoxicillin PULSYS product for adults and adolescents with pharyngitis and/or tonsillitis was accepted for filing by the U.S. Food and Drug Administration (FDA) on May 22, 2007, and we were given a FDA target action date of January 23, 2008. We also have a number of additional pulsatile product candidates in preclinical development, although further development of these candidates will only occur if we secure additional capital resources. We acquired the U.S. rights to Keflex (cephalexin) from Eli Lilly in 2004. We currently sell our line of Keflex products to wholesalers in capsule form, and have received FDA approval for two additional Keflex strengths — 333 mg capsules and 750 mg capsules. We have focused our commercialization initiatives solely on the Keflex 750 mg capsules. In support of the launch of the Keflex 750 mg capsules in 2006, and in anticipation of our first potential pulsatile product, Amoxicillin PULSYS, we entered into an agreement with a contract sales organization and currently deploy approximately 30 contract sales representatives across the United States. We have also entered into agreements with third-party contract manufacturers for the commercial supply of our products. In March 2007, we announced that we are evaluating various strategic alternatives to further enhance shareholder value and have retained an investment banking firm to assist us in this regard. Strategic alternatives we may pursue could include, but are not limited to, continued execution of our operating plan, licensing or development arrangements, the sale of some or all of our company’s assets, partnering or other collaboration agreements, or a merger or other strategic transaction. In November 2007, the Company sold certain assets related to its Keflex business to Deerfield Management, but retained the rights to continue to operate the Keflex business as well as to repurchase those assets at a future date.

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

Management Overview of the Third Quarter of 2007

The following is a summary of key events that occurred during and subsequent to the third quarter of 2007.

Amoxicillin PULSYS product development

•	In August 2006, we announced that our Amoxicillin PULSYS Phase III clinical trial for the treatment of adolescents and adults with acute pharyngitis and/or tonsillitis achieved its desired clinical and microbiological endpoints. The trial demonstrated statistical non-inferiority of Amoxicillin PULSYS therapy versus the penicillin comparator therapy for the trial’s primary endpoints of bacterial eradication rates for two distinct patient populations. The trial also demonstrated Amoxicillin PULSYS reached 85 percent bacterial eradication for the “per protocol” group of patients, in accordance with FDA guidance for product approval as first-line pharyngitis therapy.

•	Based on the successful Phase III trial data, we submitted a NDA for Amoxicillin PULSYS on December 14, 2006. On February 12, 2007, we received a “refusal to file” letter from the FDA for our Amoxicillin PULSYS NDA, requesting additional information on our planned commercial manufacturing processes. The FDA did not raise any clinical or other issues in its communication.

•	We conducted a meeting with the FDA regarding our Amoxicillin PULSYS NDA on February 26, 2007, and obtained clarification on the additional information that would be required for the FDA to accept our NDA for filing. We resubmitted our Amoxicillin PULSYS NDA on March 23, 2007, and were notified that the NDA was accepted for filing on May 22, 2007. In the notification letter, we received a Prescription Drug User Fee Act (PDUFA) target action date of January 23, 2008.

Marketed Products — Keflex Capsules (Cephalexin USP)

•	In the third quarter of 2007, net sales of our branded Keflex product line were approximately $3.1 million. Approximately $2.0 million of product revenue consists of the recognition in the third quarter of sales that were deferred as of June 30, 2007 in connection with an incentive program.

•	During the third quarter, we continued our commercialization efforts for our 750 mg strength of Keflex capsules through a targeted and dedicated national contract sales force of approximately 30 sales representatives and three MiddleBrook district sales managers. Our contract sales representatives began directly promoting Keflex 750 mg capsules to targeted physicians as well as providing patient starter samples in late July 2006.

Investment Bank Retained to Explore Strategic Alternatives

•	During the third quarter, we continued our previously-announced process to explore various strategic alternatives. In March 2007, we announced that we began the process of evaluating strategic alternatives to further enhance shareholder value and have retained an investment banking firm to assist us in this regard. Strategic alternatives we may pursue could include, but are not limited to, continued execution of our operating plan, licensing or development arrangements, the sale of some or all of our company’s assets, partnering or other collaboration agreements, or a merger or other strategic transaction. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. We do not intend to disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed.

Cost Reduction Initiatives for 2007

•	During the third quarter of 2007, we continued to implement a cost reduction program including personnel reductions, postponement of PULSYS clinical development programs other than Amoxicillin PULSYS for adults and adolescents, and elimination of other discretionary spending in 2007. Additionally, future development efforts for our PULSYS product candidates other than Amoxicillin PULSYS will be dependent upon our ability to secure additional capital or to find a partner to help fund their continued development.

Agreement For the Sale and Repurchase Rights to Our Cephalexin Assets

•	On November 7, 2007, we announced and closed an agreement with Deerfield Management, a healthcare investment fund and one of the our largest equity shareholders, raising up to $10 million in gross proceeds. Under the terms of the agreement, $7.5 million, less a $500,000 payment to Deerfield, was immediately received by the Company. An additional $2.5 million would become available, if and when we receive approval of our Amoxicillin PULSYS NDA currently under FDA review. Proceeds from the transaction were partially used to pay in full our outstanding loan facility with Merrill Lynch and eliminate the associated interest and principal payments.

Focus for Remainder of 2007 and Early 2008

Our primary focus for the remainder of 2007 and into early 2008 will be on the regulatory approval process for our Amoxicillin PULSYS product candidate for adults and adolescents, along with the continued commercialization of our Keflex 750 mg capsules. Our NDA supporting Amoxicillin PULSYS was accepted for filing by the FDA on May 22, 2007, and we expect to receive a decision on the filing from the FDA in January 2008. We intend to continue promoting Keflex 750 mg capsules through our approximately 30 contract sales representatives and three MiddleBrook district sales managers to targeted U.S. physicians throughout the remainder of 2007. In order to minimize our financing requirements in 2007, we have continued our program of cost reductions including personnel reductions, postponement of PULSYS clinical development programs other than Amoxicillin PULSYS for adults, and the elimination of other discretionary spending.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). We adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense under the Statement on a prospective basis only. Accordingly, prior period financial statements have not been restated. Under this transition method, stock-based compensation cost for the three month periods ended September 30, 2007 and 2006, includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the fair value provisions of SFAS 123R.

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

Income Taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not recorded any tax provision or benefit for the three and nine month periods ended September 30, 2007 or 2006. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured at December 31, 2006 and September 30, 2007.

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

Summary of Product Development Initiatives.  The following table summarizes our product development initiatives for the three and nine month periods ended September 30, 2007 and 2006. Included in this table is the research and development expense recognized in connection with each product candidate currently in clinical development and all preclinical product candidates as a group.

	Three Months Ended		Nine Months Ended		Clinical
	September 30,		September 30,		Development
	2007	2006	2007	2006	Phase

Direct Project Costs(1)
Amoxicillin PULSYS(2)	$2,227,000	$1,847,000	$9,088,000	$9,490,000	NDA in review
Keflex Product Development(3)	707,000	1,662,000	3,060,000	3,983,000	(3)
Other Product Candidates	7,000	405,000	142,000	756,000	Preclinical

Total Direct Project Costs	2,941,000	3,914,000	12,290,000	14,229,000

Indirect Project Costs(1)
Facility	1,045,000	800,000	2,603,000	2,322,000
Depreciation	1,089,000	603,000	2,265,000	1,853,000
Other Indirect Overhead	434,000	420,000	1,327,000	1,296,000

Total Indirect Project Costs	2,568,000	1,823,000	6,195,000	5,471,000

Total Research & Development Expense	$5,509,000	$5,737,000	$18,485,000	$19,700,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

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

Following our clarifying meeting with the FDA, we resubmitted our revised Amoxicillin PULSYS NDA on March 23, 2007. The NDA was accepted for filing on May 22, 2007, and we received a Prescription Drug User Fee Act (PDUFA) target action date of January 23, 2008. These forward-looking statements are based on information available to us at this time. Actual results could differ because of delays in FDA approval, which may never occur

Keflex Brand

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

Based on prescription data from IMS Health, total prescriptions filled for Keflex 750 mg capsules in the third quarter of 2007 were 83,767 prescriptions, compared to second quarter 2007 total prescriptions of 82,621.

At the end of the first quarter of 2007, we began the process of streamlining our contract sales organization, allocating our sales resources to what we believe are more productive areas and eliminating some underperforming territories. This initiative has reduced our sales force from 75 to approximately 30 contract sales representatives and from eight to three the number of MiddleBrook district sales managers directly promoting Keflex 750 mg capsules to targeted physicians across the U.S.

On November 7, 2007, the Company closed an agreement with Deerfield Management, a healthcare investment fund and one of the Company’s largest equity shareholders, whereby the Company sold certain assets, and assigned certain intellectual property rights, relating only to its existing cephalexin business, excluding cephalexin PULSYS, to Deerfield for $7.5 million (less a $500,000 payment to Deerfield). Pursuant to a consignment of those assets and license of those intellectual property rights back to the Company, the Company will continue to operate its existing cephalexin business, subject to royalty payments to Deerfield of 20% of net sales, which declines to a single digit royalty as the agreement matures. In addition, the Company granted to Deerfield a six-year warrant to purchase 3.0 million shares of the Company’s common stock at $1.38 per share, the closing market price of the Company’s common stock on November 7, 2007.

If and when the Company receives approval of its Amoxicillin PULSYS NDA, it may require Deerfield to acquire and license certain intellectual property rights relating only to the Company’s cephalexin PULSYS business for a payment of $2.5 million. Pursuant to a sublicense of those intellectual property rights back to the Company, the Company will continue to operate its cephalexin PULSYS business. Cephalexin PULSYS is not approved for marketing by the FDA.

Deerfield also granted the Company the right to repurchase all assets and rights acquired and licensed by Deerfield for a flat purchase price of $14.0 million, if the Company has required Deerfield to acquire the intellectual property rights relating to the Company’s cephalexin PULSYS business, or $11.0 million if Deerfield has not acquired these rights (in each case subject to certain adjustments), assuming the Company exercises its repurchase rights prior to November 7, 2008. Those repurchase prices will increase by $2.0 million on each subsequent anniversary of that date. The Company’s exercise of this purchase right is mandatory upon the change of control of the Company.

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Revenues.  We recorded revenues from Keflex product sales of $3,145,000 and $2,370,000 during the three-month periods ended September 30, 2007 and 2006, respectively.

	Three Months Ended September 30,
	2007	2006

Keflex 750mg product sales, net	$2,407,000	$1,942,000
Other Keflex product sales, net	738,000	428,000

Total	$3,145,000	$2,370,000

Prior to the third quarter of 2006, net product sales consisted primarily of shipments of the Keflex 250 and 500 milligram strength capsules to wholesalers. In the third quarter of 2006, we launched a 750 mg strength capsule, supported by a targeted and dedicated national contract sales force managed by MiddleBrook district sales managers. Other Keflex product sales improved as compared to 2006 due to increased wholesaler orders as several key wholesalers worked through high inventory levels.

Net revenue recognized in the third quarter of 2007 of $3.1 million consists of the recognition of $1.8 million of revenue deferred from June 30, 2007 together with the recognition of $1.1 million of revenue from sales of products shipped during the third quarter of 2007 and the recognition of deferred revenue of $0.2 million related to the expiration of return rights granted to certain customers at the time of the Keflex 750 launch in 2006.

Cost of Product Sales.  Cost of product sales represents the purchase cost of the Keflex products sold, royalties on the 750 mg product, and any provisions made for inventory that is not expected to be sold prior to reaching expiration. Cost of product sales increased from $0.4 million in 2006 to $1.2 million in 2007, primarily as the result of provisions of $0.6 million made in 2007 as estimates of the future saleability of certain inventory stocks were revised. Direct cost of products sold and royalty expenses also increased as product sales were higher versus the third quarter of 2006.

	Three Months Ended September 30,
	2007	2006

Direct cost of products sold	$282,000	$227,000
Royalties on 750mg Keflex	261,000	213,000
Provision for obsolescence	641,000	—

	$1,184,000	$440,000

Research and Development Expenses.  Research and development expenses decreased $0.2 million, or 4 percent, to $5.5 million for the three months ended September 30, 2007 from $5.7 million for the three months ended September 30, 2006. Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

The following table discloses the components of research and development expenses reflecting our project expenses.

	Three Months Ended September 30,
Research and Development Expenses	2007	2006

Direct project costs:
Personnel, benefits and related costs	$1,579,000	$1,648,000
Stock-based compensation	224,000	606,000
Contract R&D, consultants, materials and other costs	1,138,000	1,432,000
Clinical trials	—	228,000

Total direct costs	2,941,000	3,914,000
Indirect project costs	2,568,000	1,823,000

Total	$5,509,000	$5,737,000

Direct costs for the third quarter of 2007 decreased by $1.0 million as compared to 2006. Stock-based compensation decreased by $0.4 million as expense relating to existing grants declined faster than expense added by new grants. Clinical trials expense declined by $0.2 million in the period, as 2006 included residual costs related to a Phase III clinical trial for Amoxicillin, versus no major trial activity underway in 2007. The decrease in contract R&D, consultants, materials and other costs of $0.3 million is due to declining effort relating to development of Amoxicillin PULSYS manufacturing capacity at our contract manufacturer’s facility in Clonmel, Ireland, as work at the site is nearly completed.

Indirect project costs increased $0.7 million, including a one-time cost of $0.4 million related to a write-down of leasehold improvements in research and development space the company is vacating as part of a consolidation of its operations, and a related charge of $0.3 million represented a potential shortfall in sublease income for the vacated space.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.4 million, or 7%, to $6.5 million for the three months ended September 30, 2007 from $6.1 million for the three months ended September 30, 2006.

	Three Months Ended September 30,
	2007	2006

Salaries, benefits and related costs	$780,000	$771,000
Stock-based compensation	457,000	494,000
Legal and consulting expenses	250,000	221,000
Other expenses	1,627,000	1,255,000
Marketing costs	1,274,000	1,512,000
Contract sales expenses	2,088,000	1,817,000

Total	$6,476,000	$6,070,000

Selling, general and administrative expenses consist of salaries and related costs for executive and other administrative personnel, selling and product distribution costs, professional fees and facility costs. Overall, costs increased $0.4 million primarily due to several components of other expenses, including patent costs of $0.2 million and a $0.1 million expense for the potential shortfall in sublease rental income for vacated space.

Marketing costs of $1.3 million in 2007 consist of activities in support of the continuing marketing of our Keflex 750 mg product, including journal advertising, product samples, and market research. In the third quarter of 2007, these costs included a charge of $0.3 million representing the cost of product samples that will not be distributed due to a reduction in the sales force. Contract sales expenses consist of the direct costs of sales representatives we have engaged through a third-party contract sales organization to promote the product to physicians. In 2006, marketing and sales activity were initiated in the second quarter and were still increasing in the third quarter of 2006, versus a full quarter of activity in 2007.

Net Interest Income (Expense).  Net interest income in the three months ended September 30, 2007 was $11,000 lower compared to the three months ended September 30, 2006, due to lower interest income of $94,000 resulting from lower cash balances available, partly offset by reduced interest costs associated with the Merrill Lynch term debt facility of $83,000 as the loan balance is paid down.

	Three Months Ended September 30,
	2007	2006

Interest income	$127,000	$221,000
Interest expense	(159,000)	(242,000)

Total, net	$(32,000)	$(21,000)

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Revenues.  We recorded revenues from Keflex product sales of $7,598,000 and $3,567,000 during the nine month periods ended September 30, 2007 and 2006, respectively.

	Nine Months Ended September 30,
	2007	2006

Keflex 750mg product sales, net	$5,601,000	$1,942,000
Other Keflex product sales, net	1,997,000	1,625,000

Total	$7,598,000	$3,567,000

Prior to the third quarter of 2006, net product sales consisted primarily of shipments of the Keflex 250 and 500 milligram strength capsules to wholesalers. In the third quarter of 2006, we launched a 750 mg strength capsule, supported by a targeted and dedicated national contract sales force managed by MiddleBrook district sales managers. Therefore the primary component of the increase in 750 mg sales of $3.7 million is due to the product being sold for the full 9 months of 2007 versus approximately 3 months in 2006. Other Keflex product sales improved in 2007 versus 2006 due primarily to a price increase implemented at the beginning of April.

Cost of Product Sales.  Cost of product sales represents the purchase cost of the Keflex products sold, royalties on the 750 mg product, and any provisions made for inventory that is not expected to be sold prior to reaching expiration. The increase in cost of product sales from $0.5 million in 2006 to $1.9 million in 2007 included $0.7 million of direct costs and royalties increases caused by increased product sales, as well as a provision of $0.6 million made in 2007 as estimates of the future saleability of certain inventory stocks were revised.

	Nine Months Ended September 30,
	2007	2006

Direct cost of products sold	$644,000	$305,000
Royalties on 750mg Keflex	580,000	213,000
Provision for obsolescence	641,000	—

	$1,865,000	$518,000

Research and Development Expenses.  Research and development expenses decreased $1.2 million, or 6.2 percent, to $18.5 million for the nine months ended September 30, 2007 from $19.7 million for the nine months ended September 30, 2006. Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

The following table discloses the components of research and development expenses reflecting our project expenses.

	Nine Months Ended September 30,
Research and Development Expenses	2007	2006

Direct project costs:
Personnel, benefits and related costs	$5,383,000	$4,602,000
Stock-based compensation	775,000	1,312,000
Contract R&D, consultants, materials and other costs	6,060,000	3,006,000
Clinical trials	72,000	5,309,000

Total direct costs	12,290,000	14,229,000
Indirect project costs	6,195,000	5,471,000

Total	$18,485,000	$19,700,000

Direct costs for the first nine months of 2007 decreased by $1.9 million as compared to 2006. Clinical trials expense declined by $5.2 million in the period, as the first nine months of 2006 include costs incurred for a Phase III clinical trial for Amoxicillin, versus no major trial activity underway in 2007. The increase in contracted R&D, consultants, materials and other costs of $3.1 million is due to the reimbursement of costs associated with development of Amoxicillin PULSYS manufacturing capacity at our contract manufacturer’s facility in Clonmel, Ireland.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $7.5 million, or 57%, to $20.5 million for the nine months ended September 30, 2007 from $13.0 million for the nine months ended September 30, 2006.

	Nine Months Ended September 30,
	2007	2006

Salaries, benefits and related costs	$2,531,000	$1,816,000
Severance cost reversal	—	(359,000)
Stock-based compensation	1,196,000	1,549,000
Legal and consulting expenses	1,202,000	877,000
Other expenses	4,514,000	4,056,000
NDA filing fee	896,000	—
Marketing costs	4,038,000	2,598,000
Contract sales expenses	6,097,000	2,464,000

Total	$20,474,000	$13,001,000

Selling, general and administrative expenses consist of salaries and related costs for executive and other administrative personnel, selling and product distribution costs, professional fees and facility costs. Overall, costs increased $7.5 million primarily due to expenses incurred related to the Keflex 750 mg product, which was launched in July 2006.

Salaries, benefits and related costs increased in 2007 primarily due to the addition of sales and marketing staff in support of the Keflex 750 product launch. Stock-based compensation costs declined as expense related to older grants declines at a rate greater than the expense added for new grants.

Legal and consulting expense increased as the company incurred additional costs in the third quarter in support of its efforts to explore strategic alternatives.

Marketing costs of $4.0 million in 2007 consist of activities in support of the continuing marketing of our Keflex 750 mg product, including journal advertising, product samples, and market research. These activities were initiated in the second quarter of 2006, as compared to being incurred over the full nine month period in 2007. Contract sales expenses consist of the direct costs of sales representatives we have engaged through a third-party contract sales organization, to promote the product to physicians. In 2006, marketing and sales activity were initiated late in the second quarter, versus a full nine months of activity in 2007.

Net Interest Income (Expense).  Net interest income in the nine months ended September 30, 2007 declined by $0.5 million from 2006, primarily due to interest costs associated with the Merrill Lynch term debt facility which initiated at the end of June 2006, and lower cash and marketable securities balances which reduced interest income.

	Nine Months Ended September 30,
	2007	2006

Interest income	$482,000	$748,000
Interest expense	(529,000)	(292,000)

Total, net	$(47,000)	$456,000

Liquidity and Capital Resources

We have funded our operations principally with the proceeds of $54.5 million from a series of five preferred stock offerings and one issue of convertible notes over the period 2000 through 2003, the net proceeds of $54.3 million from our initial public offering in October 2003, and private placements of common stock for net proceeds of $25.8 million, $16.7 million and $22.4 million in April 2005, December 2006, and April 2007, respectively. In addition, we have received funding of $8.0 million and $28.25 million from GlaxoSmithKline and Par Pharmaceutical, respectively, as a result of collaboration agreements for the development of new products. Since July 2004, we have also received cash of approximately $20.8 million from sales of our Keflex products. We received a $1.0 million advance payment in 2005 from a potential buyer of our Keflex brand, which we recognized in income in 2006 as the sale was not completed. In the second quarter of 2006, we received proceeds of $6.9 million from a term loan, net of costs and the payoff of existing debt. In November 2007, we sold certain of our Keflex assets in exchange for $7.5 million (less a $500,000 payment to the purchaser), while retaining the right to continue operating the Keflex business subject to certain royalty payments to the purchaser as well as the right to repurchase the assets at a future date at predetermined prices.

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

Cash and Marketable Securities

At September 30, 2007, cash, cash equivalents and marketable securities were $5.9 million compared to $15.4 million at December 31, 2006.

	September 30	December 31,
	2007	2006

Cash and cash equivalents	$4,988,000	$14,857,000
Marketable securities	930,000	522,000

Total	$5,918,000	$15,379,000

Our cash and cash equivalents are highly-liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities are also highly-liquid investments and are classified as available-for-sale, as they can be utilized for current operations. Our investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/P1. Our objective is to limit the investment portfolio to a maximum average duration of approximately one year, with no individual security exceeding a two-year duration. At September 30, 2007, no security was held with a maturity greater than 6 months from that date.

We were required to maintain a minimum liquidity level, which includes cash, cash equivalents and marketable securities of $5.0 million, under the terms of our credit and security agreement with Merrill Lynch Capital. On November 8, 2007, we fully paid off the Merrill Lynch credit facility.

Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Cash Flow

The following table summarizes our sources and uses of cash and cash equivalents for the nine month periods ending September 30, 2007 and 2006.

	Nine Months Ended September 30,
	2007	2006

Net cash used in operating activities	$(28,662,000)	$(23,219,000)
Net cash provided by investing activities	(1,734,000)	6,835,000
Net cash provided by (used in) financing activities	20,527,000	6,160,000

Net increase (decrease) in cash and cash equivalents	$(9,869,000)	$(10,224,000)

	Nine Months Ended September 30,
Operating Activities	2007	2006

Cash receipts:
Cash received from product sales	$7,254,000	$2,611,000
Interest income received and other	783,000	1,438,000

Total cash receipts	8,037,000	4,049,000

Cash disbursements:
Cash paid for employee compensation and benefits	8,955,000	7,325,000
Cash paid to vendors, suppliers, and other	27,744,000	19,943,000

Total cash disbursements	36,699,000	27,268,000

Net cash used in operating activities	$(28,662,000)	$(23,219,000)

Cash received from product sales in 2007 increased versus 2006 due primarily to proceeds from the sale of our Keflex 750 mg product, which was launched in the third quarter of 2006. The increase in cash paid for employee-related expenses reflects higher headcount in 2007 due to staffing increases to market our Keflex 750 mg product, and for commercialization of Amoxicillin PULSYS. Cash paid to vendors in 2007 includes costs to prepare the third party manufacturing site for Amoxicillin PULSYS production, as well as higher costs related to our contracted sales representatives supporting the 750 mg Keflex product. Because the product launched at the beginning of the third quarter of 2006, only 3 months’ activity was included in the period ending September 30, 2006 as compared to a full 9 months of activity in 2007.

	Nine Months Ended
	September 30,
Investing Activities	2007	2006

Cash receipts:
Sale of marketable securities, net of purchases	$5,530,000	$19,655,000
Restricted Cash	—	730,000
Proceeds from sale of fixed assets	—	25,000

Total cash receipts	5,530,000	20,410,000

Cash disbursements:
Purchase of marketable securities	5,867,000	13,274,000
Property and equipment purchases and deposits	1,397,000	301,000

Total cash disbursements	7,264,000	13,575,000

Net cash provided by (used in) investing activities	$(1,734,000)	$6,835,000

Investing activities in 2006 consisted primarily of purchases or maturities of marketable securities, from which some net proceeds were transferred to cash to fund operations. Investing activities in 2007 consisted of purchases and maturities of marketable securities, as well as deposits for purchase of equipment to be used primarily for the manufacture of Amoxicillin PULSYS, if approved.

	Nine Months Ended September 30,
Financing Activities	2007	2006

Cash receipts:
Proceeds from issuance of long term debt, net	$—	$7,793,000
Proceeds from private placement of common stock, net	22,412,000	—
Proceeds from exercise of stock options	115,000	280,000

Total cash receipts	22,527,000	8,073,000

Cash disbursements:
Payments on lines of credit	2,000,000	1,913,000

Total cash disbursements	2,000,000	1,913,000

Net cash used in investing activities	$20,527,000	$6,160,000

The major financing activity in 2007 was a private placement of common stock, which occurred in April, and generated proceeds of $22.4 million for us. In 2006, the major financing activity was completion of a term loan facility with Merrill Lynch Capital, which provided net proceeds of $7.8 million.

Borrowings

As of September 30, 2007 we were a party to a $12 million senior secured credit facility with Merrill Lynch Capital of which $8.0 million has been drawn, and with an aggregate outstanding amount of $4.9 million, as summarized in the following table:

	As of September 30, 2007
		Amount
Debt Obligations	Interest Rates	Outstanding	Available

Merrill Lynch Capital term loan	Variable rate — LIBOR plus 5%	$4,889,000	$—
Merrill Lynch Capital revolving loan	Variable rate — LIBOR plus 3.75%	—	—

Totals		$4,889,000	$—

On November 8, 2007, we repaid in full the outstanding balance under the Merrill Lynch Capital credit facility using $4.6 million of the proceeds from the Deerfield transaction.

We do not currently hedge any borrowings. On November 8, 2007, we fully paid off the senior secured credit facility.

Contractual Obligations and Other Commercial Commitments

We have entered into an agreement with Innovex, a division of Quintiles, for contract sales services. Innovex is providing sales representatives dedicated to promotion of the Keflex 750 product. We have a commitment to pay fees to Innovex to cover the costs of the sales force, as well as related expenses. We estimate this commercial commitment as an expense of approximately $5.4 million over the next 9 months. The agreement is cancelable at our option, which we would consider exercising if the Keflex 750 launch is not successful. The cost of termination would be approximately $1.9 million.

We have entered into a $12 million credit facility with Merrill Lynch Capital, under which $4.9 million of the $8.0 million term loan component is outstanding as of September 30, 2007. The principal is repayable in 36 equal monthly installments of $222,222 through July 2009 with interest payable at LIBOR plus 5 percent per annum. On November 8, 2007, we fully paid off the Merrill Lynch Capital loan facility.

On November 7, 2007, the Company closed an agreement with Deerfield Management, a healthcare investment fund and one of the Company’s largest equity shareholders. The Company sold certain assets, and assigned certain intellectual property rights, relating only to its existing cephalexin business, excluding cephalexin PULSYS, to Deerfield for $7.5 million (less a $500,000 payment to Deerfield). Pursuant to an inventory consignment agreement and license of those intellectual property rights back to the Company, the Company will continue to operate its existing cephalexin business, subject to consignment and royalty payments to Deerfield of 20% of net sales, which decline to 15% should the Company elect to make an extension payment, as defined in the agreement. Regardless of the level of net sales, the minimum consignment and royalty payment under the consignment and license agreements will be $400,000 for each calendar quarter.

Prospective Information

At September 30, 2007, unrestricted cash, cash equivalents and marketable securities were $5.9 million compared to $15.4 million at December 31, 2006.

We expect to incur a loss from operations in 2007. However, we believe that our existing cash resources, together with proceeds of the Deerfield transaction which closed in November 2007 and expected cash receipts from Keflex product sales will be sufficient to fund our operations through the first quarter of 2008, barring unforeseen developments. Furthermore, if and when the Company receives approval of its Amoxicillin PULSYS NDA, it may require Deerfield to acquire and license certain intellectual property rights relating only to the Company’s cephalexin PULSYS business for an additional payment of $2.5 million, while retaining the right to operate that business (subject to certain royalty payments to Deerfield) as well as the right to reacquire those intellectual property rights at some point in the future.

To minimize our cash requirements, we have continued our program of cost reductions including personnel reductions, postponement of PULSYS clinical development programs, and elimination of other discretionary spending. Our net cash requirements for the remainder of 2007 and early 2008 will depend, among other things, on the cash received from sales of our existing non-PULSYS products (primarily sales of Keflex capsules in 250 mg, 500 mg and 750 mg strengths) and the cash expended for (1) cost of products sold, including royalties due to Eli Lilly on Keflex 750 net revenues, (2) research and development spending, (3) sales and marketing expenses for Keflex 750, and (4) general and administrative expenses. Our cash receipts and cash expenditures assumptions include the following: (1) continuation of Keflex 750 monthly prescriptions at the current 25,000 to 28,000 prescriptions per month rate (end-user demand), (2) a low level of research and development program costs as our development activities at the Clonmel, Ireland site, required for the anticipated FDA inspection activities at the site related to our Amoxicillin PULSYS New Drug Application are basically complete, while our other research programs are on hold unless and until additional finance is obtained, (3) a sales force of approximately 30 representatives, (4) royalties or consignment payments to Deerfield, and (5) continued focus on reductions in discretionary spending. We expect to incur a significant loss in 2007, as we expect that revenues from product sales will not be sufficient to fully fund our operating costs. These 2007 estimates are forward-looking statements that involve risks and uncertainties, and actual results could vary.

We have experienced significant losses since our inception in 2000, and as of September 30, 2007, we had an accumulated deficit of $186.3 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future. To date, the revenues we have recognized from our non-PULSYS products have been limited and have not been sufficient for us to achieve or sustain profitability. Our product revenues are unpredictable in the near term and may fluctuate due to many factors, many of which we cannot control, including the market acceptance of our products. If our products fail to achieve market acceptance, we would have lower product revenues which may increase our capital requirements.

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

We have no unused credit facility, or other committed sources of capital, except for the $2.5 million we would be entitled to receive in the event that we receive approval of Amoxicillin PULSYS and require Deerfield to license certain intellectual property rights relating to Cephalexin PULSYS, as described above. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to raise additional capital, incur indebtedness, or consider the sale of company assets in order to fund our operations. There is no assurance additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts, effect changes to our facilities or personnel, or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Any future funding may dilute the ownership of our equity investors.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2007, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business, except as discussed below.

In December 2003, Aventis and Aventis Pharmaceuticals Inc., now part of sanofi-aventis, brought an action against MiddleBrook, then named Advancis, alleging, in essence, that the Advancis corporate name is infringing the plaintiff’s trademark and seeking injunctive relief. A trial was held in May 2005, and the Court’s decision, dated September 26, 2006, ruled in favor of sanofi-aventis and required the parties to jointly submit a proposed Permanent Injunction and Order, which was submitted on October 27, 2006. On October 31, 2006 the proposed Order was approved, under which Advancis will surrender its trademark registrations for the “Advancis” name, and cease using the name in connection with our business, effective September 30, 2007. On June 28, 2007 the name change was completed pursuant to the Permanent Injunction and Order.

No monetary damages were associated with the decision, and we do not believe there will be a significant financial impact in complying with the Court’s decision.

In August 2007, Eli Lilly and Company provided notice of a legal matter relating to Keflex to MiddleBrook. A product liability claim was filed by Jamie Kaye Moore against Eli Lilly, Teva Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on March 28, 2007. The claim alleges injury from ingestion of some form of “Keflex.” Lilly has filed preliminary objections to the complaint, and has also requested prescription and other records, in order to determine whether the plaintiff ingested brand or generic cephalexin and which manufacturer might be involved. Since the identity of the manufacturer is not known, Lilly is not currently requesting indemnification from MiddleBrook.

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

Dated: November 14, 2007

EXHIBIT INDEX

Exhibit
Page
Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.