Form 10-Q
period 2008-03-31
MiddleBrook Pharmaceuticals, Inc.
filed 2008-05-14
CIK 1161924

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 30, 2008, 56,007,157 shares of common stock of the Registrant were outstanding.

MIDDLEBROOK PHARMACEUTICALS, INC

INDEX

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MIDDLEBROOK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$17,957,034	$1,951,715
Accounts receivable, net	765,003	687,787
Inventories, net	373,324	687,933
Prepaid expenses and other current assets	794,257	1,142,905

Total current assets	19,889,618	4,470,340
Property and equipment, net	9,928,402	10,928,659
Restricted cash	872,180	872,180
Deposits and other assets	132,324	174,965
Intangible assets, net	6,930,232	7,219,651

Total assets	$37,752,756	$23,665,795

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,121,411	$1,659,752
Accrued expenses	4,690,212	5,613,544

Total current liabilities	6,811,623	7,273,296
Warrant liability	9,540,000	2,100,000
Deferred contract revenue	11,625,000	11,625,000
Deferred rent and credit on lease concession	1,151,173	1,177,840

Total liabilities	29,127,796	22,176,136

Noncontrolling interest	7,094,906	7,337,811

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 25,000,000 shares authorized, no shares issued or outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 225,000,000 shares authorized, and 55,970,553 and 46,748,748 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	559,706	467,488
Capital in excess of par value	210,104,678	189,019,188
Accumulated deficit	(209,134,330)	(195,334,828)

Total stockholders’ equity (deficit)	1,530,054	(5,848,152)

Total liabilities, noncontrolling interest and stockholders’ equity (deficit)	$37,752,756	$23,665,795

The accompanying notes are an integral part of these consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

Product sales	$2,394,010	$1,773,037

Costs and expenses:
Cost of product sales	621,440	233,635
Research and development	3,727,859	7,528,872
Selling, general and administrative	4,753,326	7,688,652

Total expenses	9,102,625	15,451,159

Loss from operations	(6,708,615)	(13,678,122)
Interest income	125,282	134,027
Interest expense	—	(193,895)
Warrant expense	(7,440,000)	—
Other income (expense)	(19,074)	75,000

Loss including noncontrolling interest	$(14,042,407)	$(13,662,990)
Loss attributable to noncontrolling interest	242,905	—

Net Loss	$(13,799,502)	$(13,662,990)

Basic and diluted net loss per share applicable to common stockholders	$(0.26)	$(0.38)

Shares used in calculation of basic and diluted net loss per share	53,295,303	36,383,312

The accompanying notes are an integral part of these consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Capital in		Total
	Common	Par	Excess of	Accumulated	Stockholders’
	Shares	Value	Par Value	Deficit	Equity (Deficit)
			(Unaudited)

Balance at December 31, 2007	46,748,748	$467,488	$189,019,188	$(195,334,828)	$(5,848,152)
Exercise of stock options	399,565	3,996	556,993	—	560,989
Issuance and remeasurement of stock options for services	—	—	68,149	—	68,149
Stock-based employee compensation expense	—	—	469,586	—	469,586
Proceeds from private placement of common stock, net of issuance expenses	8,750,001	87,500	19,827,502	—	19,915,002
Exercise of warrants	72,239	722	163,260	—	163,982
Net loss	—	—	—	(13,799,502)	(13,799,502)

Balance at March 31, 2008	55,970,553	$559,706	$210,104,678	$(209,134,330)	$1,530,054

The accompanying notes are an integral part of these consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2008	2007
	(Unaudited)

Cash flows from operating activities:
Net loss	$(13,799,502)	$(13,662,990)
Adjustments to reconcile net income to net cash in operating activities:
Loss attributable to noncontrolling interest	(242,905)	—
Depreciation and amortization	940,635	951,897
Warrant expense	7,440,000	—
Stock-based compensation	537,735	580,711
Deferred rent and credit on lease concession	(26,667)	(11,661)
Amortization of premium on marketable securities	—	8,953
Loss on disposal of fixed assets	19,074	—
Changes in:
Accounts receivable	(77,216)	(763,807)
Inventories	314,609	(87,862)
Prepaid expenses and other current assets	348,648	47,891
Deposits other than on property and equipment, and other assets	42,641	194,087
Accounts payable	461,659	4,763,592
Accrued expenses	(923,332)	(270,989)

Net cash used in operating activities	(4,964,621)	(8,250,178)

Cash flows from investing activities:
Purchases of property and equipment	—	(19,592)
Deposits on property and equipment	—	(397,876)
Proceeds from sale of fixed assets	329,967	—

Net cash provided by (used in) investing activities	329,967	(417,468)

Cash flows from financing activities:
Proceeds from private placement of common stock, net of issue costs	19,915,002	—
Payments on lines of credit	—	(666,667)
Proceeds from exercise of common stock options	560,989	7,690
Proceeds from exercise of common stock warrants	163,982	—

Net cash provided by (used in) financing activities	20,639,973	(658,977)

Net decrease in cash and cash equivalents	16,005,319	(9,326,623)
Cash and cash equivalents, beginning of period	1,951,715	14,856,738

Cash and cash equivalents, end of period	$17,957,034	$5,530,115

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$173,210

Supplemental disclosure of noncash transactions:
Reclassification of liability related to early exercises of restricted stock to equity upon vesting of the restricted stock	$—	$18,632

The accompanying notes are an integral part of these consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MiddleBrook Pharmaceuticals, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K. The interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

The Company has experienced significant operating losses since its inception in 2000. As of March 31, 2008, the Company had an accumulated deficit of $209.1 million. The process of developing and commercializing the Company’s products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with the Company’s general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. In January 2008, the Company received approval for marketing from the FDA for its lead product, MOXATAG (amoxicillin extended-release) Tablets, and it expects to incur significant expenses in preparing for the commercial launch of the product. To date, revenues recognized from non-PULSYS products have been limited and have not been sufficient for the Company to achieve or sustain profitability. The Company expects to incur a loss from operations in 2008. The Company believes its existing cash resources will be sufficient to fund its operations at least into the first quarter of 2009 at its planned levels of research, development, sales and marketing activities, barring unforeseen developments. However, the Company does not currently have the cash resources to fully fund the commercial launch of MOXATAG in late 2008 or in 2009 or to fund clinical trials of additional PULSYS product candidates. The Company is currently exploring various strategic alternatives, including licensing or development arrangements, the sale of some or all of the Company’s assets, partnering or other collaboration agreements, or a merger or other strategic transaction. Execution of the Company’s future strategies is dependent on the outcome of the strategic alternatives process. Should a strategic transaction not be completed, the Company may, if possible, enter into arrangements to raise additional capital which may dilute the ownership of its equity investors. The Company believes that additional financing may be available to it, but there can be no guarantee financing will be available on acceptable terms or at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its commercialization efforts, or effect changes to its facilities or personnel. The Company’s future operations are dependent on the success of the Company in commercializing new products, and there is no assurance that profitable operations can be achieved or sustained on a continuing basis.

2.	Summary of Significant Accounting Policies

Consolidation

The condensed consolidated financial statements include the accounts of MiddleBrook Pharmaceuticals, Inc., together with the accounts of Kef Pharmaceuticals, Inc. (Kef) and Lex Pharmaceuticals, Inc. (Lex), two variable interest entities for which MiddleBrook is the primary beneficiary as defined by FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities” (FIN 46R). Kef and Lex are legal entities that were formed in November 2007 by Deerfield Management, a stockholder and affiliate of MiddleBrook, which purchased certain non-PULSYS Keflex assets from the Company. See Note 11, “Noncontrolling Interest — Deerfield Transaction” for a discussion of the transaction. As Deerfield and MiddleBrook are related parties, no gain or loss was recognized by the Company on the transaction and the initial measurement of assets and liabilities transferred to the variable interest entities remained at the amounts at which they were carried in the accounts of

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MiddleBrook, in accordance with FIN 46R, paragraph 20. Expenses recognized in the condensed consolidated statement of operations for cost of product sales and amortization of intangible assets have been calculated on a basis consistent with the calculations that would have been made had the related inventory and intangible assets remained with MiddleBrook. All significant intercompany accounts and transactions between MiddleBrook and the two variable interest entities, Kef and Lex, have been eliminated.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate bonds. At March 31, 2008 and December 31, 2007, the Company maintained all of its cash and cash equivalents in three financial institutions. Deposits held with banks may exceed

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such cash balances.

Cash and cash equivalents at March 31, 2008 include $333,119 held by Kef Pharmaceuticals, Inc., and Lex Pharmaceuticals, Inc., two variable interest entities which are consolidated by MiddleBrook. Kef and Lex are entities affiliated with Deerfield Management, which entered into a transaction with the Company in November 2007, as discussed in Note 11. Kef and Lex did not have cash and cash equivalents at December 31, 2007.

Restricted Cash

In conjunction with the lease of its corporate, research and development facilities, the Company provided the landlord with letters of credit that were collateralized with restricted cash deposits in the amounts of $872,180 at March 31, 2008 and December 31, 2007. These deposits are recorded as non-current restricted cash at March 31, 2008 and December 31, 2007.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, approximate their fair values due to their short maturities. Warrants classified as liabilities are recorded at their fair value, based on the Black-Scholes option-pricing model.

Accounts Receivable

Accounts receivable represent amounts due from wholesalers for sales of pharmaceutical products. Allowances for estimated product discounts, chargebacks and wholesaler rebates are recorded as reductions to gross accounts receivable. Amounts due for returns and estimated rebates payable to third parties are included in accrued liabilities.

Inventories

Inventories consist of finished products purchased from third-party contract manufacturers and are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Reserves for obsolete or slow-moving inventory are recorded as reductions to inventory cost. The Company periodically reviews its product inventories on hand. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable. As discussed above under “Consolidation,” inventories were sold on November 7, 2007 to affiliates of Deerfield Management; however, the Deerfield affiliates are consolidated with MiddleBrook in accordance with FIN 46R, and there was no change in the accounting policies or basis for inventories.

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

Intangible Assets

Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The Keflex brand rights are amortized over 10 years, the Keflex non-compete agreement with Eli Lilly and Company is amortized over five years, and certain acquired patents are amortized over 10 years. The Company

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

does not have identifiable intangible assets with indefinite lives. The Keflex brand name and other intangible assets were acquired for marketing purposes, and the related amortization is charged to selling expense. In November 2007, the Company sold its Keflex brand rights to affiliates of Deerfield Management, as discussed further in Note 11. The Company retained the right to repurchase at a predetermined price the intangible assets at a future date, as well as to continue to utilize the Keflex trademark and other intangible assets in order to continue to operate its Keflex business. As discussed above under “Consolidation,” the Deerfield affiliates are consolidated with MiddleBrook in accordance with FIN 46R, and there was no change in the accounting policies or basis for intangible assets.

Patents are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the patents. The Company periodically reviews the carrying value of patents to determine whether the carrying amount of the patent is recoverable. For the three months ended March 31, 2008, and for the year ended December 31, 2007, there were no adjustments to the carrying values of patents. The Company is amortizing the cost of the patent applications over a period of 10 years.

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” establishes accounting standards for the impairment of long-lived assets. The Company reviews its long-lived assets, including property and equipment and intangible assets owned by variable interest entities included in the condensed consolidated balance sheet, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized. There were no indications of impairment through March 31, 2008, and consequently there were no impairment losses recognized in 2008, or prior periods. If the Company is not able to carry out its business plans, there is the potential that this will be an indicator of an event or change in circumstances under SFAS 144 that would require the Company to perform an impairment analysis, and ultimately may result in impairment of the long-lived assets.

Leases

The Company leases its office and laboratory facilities under operating leases. Lease agreements may contain provisions for rent holidays, rent escalation clauses or scheduled rent increases, and landlord lease concessions such as tenant improvement allowances. The effects of rent holidays and scheduled rent increases in an operating lease are recognized over the term of the lease, including the rent holiday period, so that rent expense is recognized on a straight-line basis. For lease concessions such as tenant improvement allowances, the Company records a deferred rent liability included in “Deferred rent and credit on lease concession” on the balance sheet and amortizes the deferred liability on a straight-line basis as a reduction to rent expense over the term of the lease. The tenant improvements are capitalized as leasehold improvements and are amortized over the shorter of the economic life of the improvement or the lease term (excluding optional renewal periods). Amortization of leasehold improvements is included in depreciation expense. The Company’s leases do not include contingent rent provisions. For leased facilities where the company has ceased use for a portion or all of the space, the Company accrues a loss if the cost of the leased space is in excess of market rates for potential sublease income

Income Taxes

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

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrant Liabilities

Warrants may be classified as assets or liabilities (derivative accounting), temporary equity, or permanent equity, depending on the terms of the specific warrant agreement. Warrants are evaluated under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” If the instrument is not governed by SFAS 150, then it is reviewed to determine whether it meets the definition of a derivative under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” or whether the warrant would meet the definition of equity under the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Financial instruments such as warrants that are classified as permanent or temporary equity are excluded from the definition of a derivative for purposes of SFAS 133. Financial instruments, including warrants, that are classified as assets or liabilities are considered derivatives under SFAS 133, and are marked to market at each reporting date, with the change in fair value recorded in the income statement. Based on a review of the provisions of its warrant agreements, the Company has determined that the warrants it issued in November 2007 should be accounted for as liabilities and marked to market at each reporting date, while its remaining warrants should be classified as permanent equity.

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

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of potential common shares outstanding during the period, including outstanding stock options, is measured by the treasury stock method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company incurred net losses for the quarters ended March 31, 2008 and 2007, and accordingly, did not assume exercise of any of the Company’s outstanding stock options, or warrants, because to do so would be antidilutive.

The following are the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	March 31,
(Number of Underlying Common Shares)	2008	2007

Stock options	5,152,782	5,273,110
Warrants	16,440,369	2,396,357

Total	21,593,151	7,669,467

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which is effective for financial statements

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued for fiscal years beginning after November 15, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company did not elect the fair value option under SFAS 159 for any of its financial assets or liabilities upon adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in the business combination. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R will be applied prospectively. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its results of operations and financial condition.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company as of January 1, 2009. The Company is currently assessing the impact of SFAS 161 on its consolidated financial statements.

3.	Revenue and Deferred Revenue

Product Sales.  The Company records revenue from sales of pharmaceutical products under the Keflex brand. The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

wholesalers accounted for approximately 51.6%, 32.8%, and 10.5% of the Company’s net revenues from product sales in the three month period ended March 31, 2008.

Deferred Revenue: Collaboration with Par Pharmaceutical for Amoxicillin PULSYS.  In May 2004, the Company entered into an agreement with Par Pharmaceutical to collaborate in the further development and commercialization of a PULSYS-based amoxicillin product. Under the terms of the agreement, the Company conducted the development program, including the manufacture of clinical supplies and the conduct of clinical trials, and was responsible for obtaining regulatory approval for the product. The Company was to own the product trademark and was to manufacture or arrange for supplies of the product for commercial sales. Par was to be the sole distributor of the product. Both parties were to share commercialization expenses, including pre-marketing costs and promotion costs, on an equal basis. Operating profits from sales of the product were also to be shared on an equal basis. Under the agreement, the Company received an upfront fee of $5,000,000 and a commitment from Par to fund all further development expenses. Development expenses incurred by the Company were to be partially funded by quarterly payments aggregating $28 million over the period of July 2004 through October 2005, of which up to $14 million would have been contingently refundable.

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

4.	Accounts Receivable

Accounts receivable, net, consists of the following:

	March 31	December 31,
	2008	2007

Accounts receivable for product sales, gross	$1,333,718	$1,290,630
Allowances for rebates, discounts and chargebacks	(568,715)	(602,843)

Accounts receivable for product sales, net	$765,003	$687,787

The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 46.4% 33.8% and 5.5% of the Company’s accounts receivable for product sales as of March 31, 2008.

5.	Inventories

Inventories, net, consist of the following:

	March 31	December 31,
	2008	2007

Finished goods	$373,324	$1,692,334
Reserve for obsolete and slow-moving inventory	—	(1,004,401)

Inventories, net	$373,324	$687,933

The Company periodically reviews its product inventories on hand. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable. During the three months ended March 31, 2008, the Company increased its reserve for obsolete and slow-moving inventories by $278,980, which was recorded as a component of cost of product sales. All obsolete and slow-moving product inventories were physically destroyed during the period, and, accordingly, the recorded amounts for gross inventories of finished goods as well as the related reserve for obsolete and slow-moving inventory were reduced. There were no obsolete inventory stocks on hand at March 31, 2008.

On November 7, 2007, the Company entered into a transaction with Deerfield Management, as described further in Note 11, “Noncontrolling Interest — Deerfield Transaction.” As part of the transaction, the Company sold its entire inventory of Keflex products to Deerfield. Under the transaction agreements, which include an inventory consignment agreement, the Company will continue to operate its Keflex business, and will purchase consigned inventory from Deerfield as necessary to fulfill customer orders. The Company has a repurchase right, under which it can re-acquire all the inventories from Deerfield at a future date.

6.	Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Life	March 31,	December 31,
	(Years)	2008	2007

Construction in progress	n/a	$46,752	$46,752
Computer equipment	3	1,038,543	1,038,543
Furniture and fixtures	3-10	1,397,342	1,405,918
Equipment	3-10	10,308,933	11,401,691
Leasehold improvements	Shorter of economic lives or lease term	9,292,903	9,292,903

Subtotal		22,084,473	23,185,807
Less — accumulated depreciation		(12,156,071)	(12,257,148)

Property and equipment, net		$9,928,402	$10,928,659

7.	Intangible Assets

Intangible assets at March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Keflex brand rights	$10,954,272	$(4,107,870)	$6,846,402
Keflex non-compete agreement	251,245	(188,415)	62,830
Patents acquired	120,000	(99,000)	21,000

Intangible assets	$11,325,517	$(4,395,285)	$6,930,232

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Keflex brand rights	$10,954,272	$(3,834,012)	$7,120,260
Keflex non-compete agreement	251,245	(175,854)	75,391
Patents acquired	120,000	(96,000)	24,000

Intangible assets	$11,325,517	$(4,105,866)	$7,219,651

Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The Keflex brand rights are amortized over 10 years, the non-compete agreement with Eli Lilly and Company is amortized over 5 years, and certain acquired patents are amortized over 10 years.

Amortization expense for acquired intangible assets with definite lives was $289,419 for the three month period ended March 31, 2008. For the year ending December 31, 2008 and for the next four years, annual amortization expense for acquired intangible assets is expected to be approximately $1.2 million per year for 2008, and approximately $1.1 million per year from 2009 through 2012.

In November 2007, the Company sold its Keflex brand rights to affiliates of Deerfield Management, as discussed further in Note 11. The Company retained the right to repurchase at a predetermined price the intangible assets sold at a future date, as well as to continue to utilize the Keflex trademark and other intangible assets in order to continue to operate its Keflex business. As discussed in Note 2 under “Consolidation,” the Deerfield affiliates are consolidated with MiddleBrook in accordance with FIN 46R, and there was no change in the accounting policies or basis for intangible assets.

8.	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2008	2007

Product returns	$1,404,152	$1,414,507
Bonus	355,191	1,255,357
Research and development expenses	933,398	731,273
Product royalties	189,106	231,211
Professional fees	360,684	475,392
Facilities sublease	417,107	589,587
Insurance and benefits	415,409	240,577
Sales and marketing expense	110,000	127,890
Severance — current portion	133,222	190,317
Other expenses	371,943	357,433

Total accrued expenses	$4,690,212	$5,613,544

Accrued Severance

	Balance at
	December 31,		Balance at
Accrued Severance — 2007 Activity	2007	Cash Paid	March 31, 2008

2005 Workforce Reduction	$190,317	$(57,095)	$133,222

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Borrowings

On June 30, 2006, the Company entered into a $12 million senior secured credit facility with Merrill Lynch Capital, consisting of an $8 million term loan (“Term Loan”) and a $4 million revolving loan facility (“Revolving Loan”). The entire $8 million Term Loan was borrowed at closing. The Company never utilized the Revolving Loan. On November 8, 2007, the Company repaid the outstanding Merrill Lynch Capital loan balance in full, using a portion of the proceeds from the transaction with Deerfield Management, as discussed further in Note 11, “Noncontrolling Interest — Deerfield Transaction.” In the three-month period ending March 31, 2007, the Company made principal payments totaling $666,667 on the debt.

10.	Warrant Liability

In November 2007, the Company issued warrants for the purchase of 3,000,000 shares of its common stock to Deerfield Management in connection with the sale of certain non-PULSYS Keflex tangible and intangible assets (see Note 11). The warrants are exercisable immediately upon issuance for a period of six years. The warrant agreement contains provisions for cash settlement under certain conditions, including a major asset sale or acquisition in certain circumstances, which is available to the warrant holders at their option. As a result, the warrants cannot be classified as permanent equity under the requirements of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and are instead classified as a liability at their contractual fair value in the accompanying condensed consolidated balance sheet. Upon issuance of the warrants in November 2007, the Company recorded the warrant liability at is initial fair value of $2,580,000 based on the Black-Scholes option-pricing model, using the following assumptions: exercise price of $1.38, expected life of 6.0 years, expected volatility of 65.0% (contractual volatility rate fixed for the life of the warrant agreement), risk-free interest rate of 3.90%, and dividend yield of 0%.

Equity derivatives not qualifying for permanent equity accounting are recorded at fair value and are remeasured at each reporting date until the warrants are exercised or expire. Changes in the fair value of the warrants issued in November 2007 are reported in the condensed consolidated statement of operations as non-operating income or expense. In the three months ended March 31, 2008, the aggregate fair value of these warrants increased to $9,540,000, using the Black-Scholes option pricing model, from their fair value of $2,100,000 at December 31, 2007, resulting in a noncash expense of $7,440,000 and a corresponding increase in the recorded value of the warrant liability as of March 31, 2008. The expense was primarily attributable to the increase in the Company’s stock price from December 31, 2007 to March 31, 2008.

11.	Noncontrolling Interest — Deerfield Transaction

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

First Closing

At the transaction’s first closing, the Company sold certain assets, including Keflex product inventories, and assigned certain intellectual property rights, relating only to its existing, non-PULSYS cephalexin business, to two Deerfield affiliates, Kef Pharmaceuticals, Inc. (Kef) and Lex Pharmaceuticals, Inc. (Lex). Under the terms of the agreement, $7.5 million was received by the Company on November 8, 2007 for the first closing, and the Company reimbursed Deerfield $0.5 million for transaction-related expenses. Approximately $4.6 million of those proceeds was used to fully repay the outstanding Merrill Lynch Capital loan balance, with the remainder available for general

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corporate purposes. Pursuant to a consignment of those assets and license of those intellectual property rights back to the Company, the Company will continue to operate its existing cephalexin business, subject to consignment and royalty payments to Deerfield of 20% of net sales, which decline to 15% should the Company elect to make an extension payment, of $1.35 million ($1.8 million, if the second closing has occurred) by June 30, 2008 subject to a minimum quarterly payment of $400,000. In addition, the Company granted to Deerfield a six-year warrant to purchase 3.0 million shares of the Company’s common stock at $1.38, the closing market price on November 7, 2007.

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

Repurchase Right

Deerfield also granted the Company the right to repurchase all of the assets and rights sold and licensed by the Company to Deerfield by purchasing all of the outstanding capital stock of both Kef and Lex. If the Company exercises this right prior to November 7, 2008, then the purchase price for all of the outstanding capital stock of Kef and Lex is a total of $11.0 million, if the Company has not elected the second closing (which would have required Deerfield to acquire and license certain intellectual property rights relating to the Company’s cephalexin PULSYS business), or $14.0 million if the Company did elect the second closing, in which it would have received $2.5 million in cash and Deerfield would have acquired and license certain rights to the Company’s cephalexin PULSYS business (in each case subject to certain adjustments). Those purchase prices will increase by $2.0 million on each subsequent anniversary of that date until the right is exercised or expires.

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

Variable Interest Entities and FIN 46R Consolidation

In connection with the transaction, Deerfield Management established two new legal entities, Kef Pharmaceuticals, Inc. (Kef) and Lex Pharmaceuticals, Inc. (Lex) to hold the Keflex tangible and intangible assets. Affiliates of Deerfield own 100 percent of the voting interests in the two entities. In accordance with FIN 46R, MiddleBrook management evaluated whether Kef and Lex are variable interest entities and, if so, whether there is a primary beneficiary with a controlling financial interest. A key characteristic of a controlling financial interest is the equity holder’s ability to make important decisions with respect to the ongoing activities. Since MiddleBrook is making the important decisions with respect to the ongoing activities involving the assets owned by Kef and Lex, the Kef and Lex entities were determined to be variable interest entities for this characteristic. Another characteristic of a controlling financial interest is whether the equity holders of the entities have the obligation to absorb the expected losses of the entity or to receive the expected residual returns of the entity. Since MiddleBrook has a fixed price

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchase option, the equity holders in Kef and Lex do not have rights to all of the residual returns of the entities and Kef and Lex were determined to be variable interest entities for this characteristic. Management used a qualitative analysis to determine whether Deerfield or MiddleBrook was the primary beneficiary of the entities. MiddleBrook was determined to be the primary beneficiary, since it is the party exposed to the majority of the risks. Thus, MiddleBrook consolidates the financial condition and results of operations of Kef and Lex in accordance with FIN 46R. Accordingly, the loss of $242,905 for the three months ended March 31, 2008, attributable to the noncontrolling interest (the losses of Kef and Lex) has been deducted from the net loss in the condensed consolidated statement of operations, and the noncontrolling interest holders’ ownership interest in Kef and Lex in the condensed consolidated balance sheet has been reduced by the losses of Kef and Lex.

12.	Private Placement of Common Stock

In January 2008, the Company closed a private placement of 8,750,001 shares of its common stock and warrants to purchase 3,500,001 shares of common stock, at a price of $2.40 per unit. Each unit consists of one share of the Company’s common stock and a warrant to purchase 0.40 shares of common stock. The transaction raised approximately $21.0 million in gross proceeds and $19.9 million in net proceeds, net of expenses. The warrants have a five-year term and an exercise price of $3.00 per share. Based on a review of the provisions of its warrant agreements and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company has determined that the warrants it issued in January 2008 should be classified as permanent equity. Pursuant to the terms of the registration rights agreement, the Company filed with the SEC a registration statement covering the resale of common stock. The registration rights agreement provides that if the initial registration statement is not effective within 120 days of closing, or if the Company does not subsequently maintain the effectiveness of the initial registration statement or any additional registration statements, then in addition to any other rights the investor may have, the Company will be required to pay the investor liquidated damages, in cash, equal to 1.0 percent per month of the aggregate purchase price paid by such investor. Maximum aggregate liquidated damages payable to an investor are 20 percent of the aggregate amount paid by the investor. The SEC declared the Company’s Form S-3 effective on February 11, 2008, which was within 120 days of closing.

13.	Stock Option Plan

The Company currently grants stock options under the Stock Incentive Plan (the “Plan”). The number of shares available for issuance under the Plan is 9,348,182.

Options granted under the Plan may be incentive stock options or non-statutory stock options. Stock purchase rights may also be granted under the Plan. Incentive stock options may only be granted to employees. The compensation committee of the Board of Directors determines the period over which options become exercisable. Options granted to employees and consultants normally vest over a 4-year period. Options granted to directors, upon their initial appointment or election, vest monthly over periods of 36 months. Annual director and advisor grants vest monthly over 12 months. Director and advisor grants are exercisable on the date of grant but are restricted, subject to repurchase until vested. The exercise price of incentive stock options and non-statutory stock options shall be no less than 100% of the fair market value per share of the Company’s common stock on the grant date. The term of all option grants is 10 years. As of March 31, 2008, there were 1,881,463 shares of common stock available for future option grants.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity of the Company’s stock option plan for the three months ended March 31, 2008:

	Number of	Weighted-Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Remaining Term	Value

Outstanding, December 31, 2007	4,774,206	$4.18
Granted	859,600	3.08
Exercised	(399,565)	1.40
Cancelled	(81,459)	4.23

Outstanding, March 31, 2008	5,152,782	$4.21	7.5	$5,616,953

Exercisable, March 31, 2008	3,228,236	$5.05	6.7	$3,166,920

The total intrinsic value of options exercised during the three months ended March 31, 2008 was $1,022,296. Cash received by the Company upon the issuance of shares from option exercises was $560,989. The Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

A summary of the Company’s nonvested options as of and for the nine months ended March 31, 2008 is presented below:

	Number of	Weighted
	Nonvested Stock	Average Grant
	Options	Date Fair Value

Outstanding, December 31, 2007	1,372,676	$1.85
Granted	859,600	2.06
Vested	(215,389)	2.25
Forfeited	(36,669)	1.77

Outstanding, March 31, 2008	1,980,218	$1.90

14.	Stock-Based Compensation

The Company has recorded stock-based compensation expense for the grant of stock options to employees and to nonemployee consultants as follows:

	Three Months Ended March 31,
Stock-based Compensation Expense:	2008	2007

Employees:
SFAS 123R fair-value method	$469,586	$593,360
Nonemployees:
Amortization and remeasurement of variable stock-based compensation	68,149	(12,649)

Total	$537,735	$580,711

	Three Months Ended March 31,
Included in Income Statement Captions as follows:	2008	2007

Research and development expense	$216,887	$239,610
Selling, general and administrative expense	320,848	341,101

Total	$537,735	$580,711

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of options granted to employees during the three months ended March 31, 2008 and 2007 was $2.06 and $1.79 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for grants in 2008 and 2007:

	March 31,
	2008	2007

Expected term (in years)	6.25	6.25
Risk-free interest rate	2.69%	4.81%
Volatility	73.0%	75.0%
Dividend yield	0%	0%

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

15.	Employee Stock Purchase Plan

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

The Company’s policy is to recognize interest related to income tax matters, if any, in interest expense and penalties related to income tax matters, if any, in operating expenses. As of January 1 and March 31, 2008, the Company had no accruals for interest or penalties related to income tax matters.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Commitments and Contingencies

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

On November 7, 2007, the Company closed an agreement with Deerfield Management, a healthcare investment fund and one of the Company’s largest equity shareholders. The Company sold certain assets, and assigned certain intellectual property rights, relating only to its existing cephalexin business, excluding cephalexin PULSYS, to Deerfield for $7.5 million (less a $500,000 payment to Deerfield). Pursuant to an inventory consignment agreement and license of those intellectual property rights back to the Company, the Company will continue to operate its existing cephalexin business, subject to consignment and royalty payments to Deerfield of 20% of net sales, which decline to 15% should the Company elect to make an extension payment of $1.35 million ($1.8 million if a second closing has occurred) by June 30, 2008. Regardless of the level of net sales, the minimum combined consignment and royalty payment is $400,000 for each calendar quarter. Consignment and royalty payments due to affiliates of Deerfield Management from MiddleBrook are eliminated in the condensed consolidated balance sheet and condensed consolidated statement of operations in accordance with FIN 46R.

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

18.	Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. Under FAS No. 159, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FAS 115” (SFAS 159), for any of its financial assets or liabilities.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of March 31, 2008, the Company held certain liabilities that are required to be measured at fair value on a recurring basis. The Company makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

	Fair Value Measurement at March 31, 2008
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Liability	Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

Warrant liability	$—	$9,540,000	$—

Total	$—	$9,540,000	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the related notes included elsewhere in this Form 10-Q and the financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Annual Report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed herein and in our 2007 Annual Report. See “Forward-looking Statements.”

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

Management Overview of the First Quarter of 2008

The following is a summary of key events that occurred during the first quarter of 2008.

MOXATAGtm (amoxicillin extended-release) Tablets approval

•	Based on successful Phase III trial data and additional supporting data, we submitted a New Drug Application (NDA) for amoxicillin PULSYS on March 23, 2007, and were notified that the NDA was accepted for filing on May 22, 2007. In the notification letter, we received a Prescription Drug User Fee Act (PDUFA) target action date of January 23, 2008.

•	We received FDA approval of our NDA on January 23, 2008, for our once-daily amoxicillin PULSYS product under the trade name MOXATAGtm (amoxicillin extended-release) Tablets for the treatment of adults and pediatric patients 12 years and older with pharyngitis and/or tonsillitis secondary to Streptococcus pyogenes (commonly referred to as strep throat). With the FDA approval and successful launch of MOXATAG, physicians would have available the first once-daily product in the aminopenicillin class for the treatment of pharyngitis.

Marketed Products — Keflex Capsules (Cephalexin USP)

•	In the first quarter of 2008, net sales of our branded Keflex product line were approximately $2.4 million.

•	During the first quarter of 2008, we continued our commercialization efforts for our 750 mg strength of Keflex capsules through a targeted and dedicated national contract sales force, which currently consists of approximately 30 sales representatives and three MiddleBrook district sales managers. Our contract sales representatives began directly promoting Keflex 750 mg capsules to targeted physicians as well as providing patient starter samples in late July 2006.

Investment Bank Retained to Explore Strategic Alternatives

•	In March 2007, we announced that we had initiated a process to explore various strategic alternatives to further enhance shareholder value. Subsequent to receiving FDA approval for our MOXATAG product in January 2008, we announced that the strategic review process was ongoing and that we had retained Morgan Stanley as our strategic advisor to assist us in this regard. Strategic alternatives we may pursue could include, but are not limited to, continued execution of our operating plan, licensing or development arrangements, the sale of some or all of our company’s assets, partnering or other collaboration agreements, or a merger or other strategic transaction. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. We do not intend to disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed.

Focus for Remainder of 2008

Our primary focus for the remainder of 2008 will be on the manufacturing process for our MOXATAG product for adults and pediatric patients 12 years and older, along with the continued commercialization of our Keflex 750 mg capsules. Our NDA supporting MOXATAG was approved by the FDA on January 23, 2008, and we believe MOXATAG could be marketed to healthcare professionals as soon as the fourth quarter of 2008, should we successfully conclude our strategic evaluation process. We intend to continue promoting Keflex 750 mg capsules through our approximately 30 contract sales representatives and three MiddleBrook district sales managers to targeted U.S. physicians throughout 2008, assuming there are no generic competitors that enter the market during the year. In order to minimize our financing requirements in 2008, we expect to maintain our reduced cost structure implemented during 2007, including personnel reductions, postponement of PULSYS clinical development programs, and the elimination of other discretionary spending.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). We adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense under the Statement on a prospective basis only. Accordingly, prior period financial statements have not been restated. Under this transition method, stock-based compensation cost for the three month periods ended March 31, 2008 and 2007, includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the fair value provisions of SFAS 123R.

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

Income Taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not recorded any tax provision or benefit for the three month periods ended March 31, 2008 or 2007. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured at December 31, 2007 and March 31, 2008.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. We did not elect the fair value option under SFAS 159 for any of our financial assets or liabilities upon adoption.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective as of January 1, 2009. We are currently assessing the impact of SFAS 161 on its consolidated financial statements

Our Approved and Marketed Products

Products	Key Indication(s)	Status	Marketing Rights

MOXATAGtm (amoxicillin extended-release) Tablets — 775 mg	Pharyngitis / tonsillitis	FDA-approved (January 23, 2008)	Worldwide rights (100% ownership — no royalties due to any third party)
Keflex® (cephalexin capsules, USP) — 250 mg, 333 mg, 500 mg, and 750 mg	Skin and skin structure infections; upper respiratory tract infections	Marketing	U.S. and Puerto Rico rights (royalties to Eli Lilly and to Deerfield)

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

As part of our ongoing strategic evaluation process, we are currently evaluating commercialization options for our MOXATAG product. We believe the MOXATAG market opportunity would be best addressed through its direct promotion by a national sales force of approximately 200 to 300 sales representatives. As such, a commercialization initiative would require significant resources and expertise, and we believe it would be in the Company’s best interests to seek potential acquirers or partners to capitalize on MOXATAG’s commercial potential. Potential sales and marketing strategies for MOXATAG include the acquisition of the Company and/or MOXATAG by a larger pharmaceutical organization with an established commercialization infrastructure, working with contract sales organizations, developing our own internal sales organization, or co-promoting products with collaborative marketing partners. Through the anticipated commercialization efforts for MOXATAG, we would expect to target high-volume prescribers with a community-based contract sales force detailing physicians, including family practitioners and internists.

Even if we successfully conclude our strategic evaluation process and identify a third party to assist in the commercialization of MOXATAG, the earliest we could launch the product would be in the fourth quarter of 2008. In addition, in order for the Company to participate in the sales and marketing of MOXATAG, we would need to have sufficient financial resources, which will require us to raise additional capital. These forward-looking statements are based on information available to us in May 2008.

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

Our purchase rights expire on June 30, 2008, unless an extension payment of $1.35 million ($1.8 million, if a second closing has occurred) is made to extend the expiration date to December 31, 2008. If an extension payment of $4.5 million ($6.0 million, if a second closing has occurred) is made by December 31, 2008, the expiration date for repurchase is extended to September 30, 2009. If an extension payment of $2.2 million ($2.9 million if a second closing has occurred) is made by September 30, 2009, then the expiration date for the right to purchase the capital stock of Lex is extended to November 1, 2012. We may not exercise our right to purchase the capital stock of Lex without first exercising our right to purchase the capital stock of Kef. Our exercise of this purchase right is mandatory upon the change of control of the Company.

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

PULSYS Product			Targeted
Candidate /			PULSYS Added	Program
Program	Key Indication(s)	Current Therapy	Value	Status(1)

Keflex (cephalexin) — Adult	Skin and skin structure infections	7-14 days, two to four times daily	10-days, once-daily, lower dose	Phase III-ready (on-hold)
Amoxicillin Pediatric Pharyngitis - sprinkle	Pharyngitis/tonsillitis	10-14 days, two or three times daily	Shorter course of therapy, once-daily	Phase II-ready (on-hold)

(1)	Each of the product candidates above is discussed in more detail in the next section below.

A significant portion of our expenses may be related to research and development of investigational stage product candidates. In the event that we are unable to raise additional capital, we may not have sufficient resources to complete our development programs.

Keflex (Cephalexin) PULSYS

We are developing a once-daily PULSYS version of Keflex, our first generation oral cephalosporin antibiotic. Additional development of Keflex PULSYS is on hold, unless and until we have sufficient financial resources. Our intent is to develop a once-daily Keflex PULSYS for uncomplicated skin and skin structure infections. Currently, Keflex (or, in its generic form, cephalexin) is the antibiotic most frequently prescribed by physicians in the treatment of uncomplicated skin and skin structure infections. Most commonly, Keflex is prescribed 500mg three times per day for a period of ten days. We believe a once-daily version of Keflex PULSYS may represent a substantial market opportunity. In 2007, cephalexin, the active ingredient in Keflex, was the third most prescribed antibiotic in the United States, with approximately 23 million prescriptions (IMS National Prescription Audit 2007). Assuming branded retail pricing of $30 per prescription, we estimate that the cephalexin market opportunity has a value of approximately $690 million.

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

As part of our FDA approval of MOXATAG on January 23, 2008, in adults and pediatric patients 12 years and older and in accordance with the requirements of the Pediatric Research Equity Act, we received from the FDA a deferral to further evaluate our product candidate for pediatric patients less than 12 years of age with pharyngitis and/or tonsillitis as part of a post-marketing commitment. Should the results of the Phase II study support proceeding into Phase III, we may design and conduct a Phase III trial in this population. We agreed to submit a completed study report and data set for MOXATAG in pediatric patients less than 12 years old within the next five years as part of this commitment. If the results of the Phase II do not support proceeding into Phase III, we may file a request for a waiver for the assessment of the safety and effectiveness of the product in this population.

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

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related expenses for personnel, development costs for contract manufacturing prior to FDA approval of products, costs of materials required to validate the manufacturing process and prepare for commercial launch, depreciation of capital resources used to develop our products, and other costs of facilities. We expense research and development costs as incurred.

Summary of Product Development Initiatives.  The following table summarizes our product development initiatives for the three month periods ended March 31, 2008 and 2007. Included in this table is the research and development expense recognized in connection with each product candidate currently in clinical development and all preclinical product candidates as a group.

	Three Months Ended		Clinical
	March 31,		Development
	2008	2007	Phase

Direct Project Costs(1)
Amoxicillin PULSYS(2)	$1,883,000	$4,291,000	NDA approved
Keflex Product Development(3)	284,000	1,315,000	Phase III-ready (on hold	)
Other Product Candidates	3,000	95,000	Preclinical

Total Direct Project Costs	2,170,000	5,701,000

Indirect Project Costs(1)
Facility	640,000	826,000
Depreciation	589,000	575,000
Other Indirect Overhead	329,000	427,000

Total Indirect Project Costs	1,558,000	1,828,000

Total Research & Development Expense	$3,728,000	$7,529,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

(2)	On January 23, 2008, we received approval for marketing from the FDA of our amoxicillin PULSYS adult product, with the trade name MOXATAG. See “Our Lead Product: MOXATAG (amoxicillin extended-release) Tablets.” We previously had an agreement under which Par Pharmaceutical was to be responsible for funding the anticipated future development costs of this product. See Note 2 to the condensed consolidated financial statements, “Revenue and Deferred Revenue.” Our amoxicillin pediatric sprinkle product is ready for Phase II clinical trials. See “Amoxicillin Pediatric Pharyngitis Program” above.

(3)	Direct Project Costs for Keflex product development include development costs for the non-pulsatile Keflex 750 mg and Keflex 333 mg line extension products, which commercially launched in July 2006, as well as research and development costs for a once-a-day Keflex PULSYS product, currently in Phase I clinical trials. Additional development of Keflex PULSYS is on hold, until we have sufficient financial resources.

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Revenues.  We recorded revenues from Keflex product sales of $2,394,000 and $1,773,000 during the three-month periods ended March 31, 2008 and 2007, respectively.

	Three Months Ended March 31,
	2008	2007

Keflex 750mg product sales, net	$1,719,000	$1,230,000
Other Keflex product sales, net	675,000	543,000

Total	$2,394,000	$1,773,000

Sales of Keflex products increased in the first quarter of 2008 as compared to 2007, primarily as the result of price increases across all product lines that were implemented after the first quarter of 2007. Unit sales of 750mg in 2008 were comparable to 2007, while unit sales of other Keflex products declined 21%.

Cost of Product Sales.  Cost of product sales represents the purchase cost of the Keflex products sold, royalties on the 750 mg product, and any provisions recorded for slow-moving or excess inventory that is not expected to be sold prior to reaching expiration. Cost of product sales increased from $0.2 million in 2007 to $0.6 million in 2008, primarily as the result of provisions of $0.3 million made in 2008 as estimates of the future saleability of certain inventory stocks were revised.

	Three Months Ended March 31,
	2008	2007

Direct cost of products sold	$153,000	$152,000
Royalties on 750mg Keflex	189,000	82,000
Provision for obsolescence	279,000	—

Total	$621,000	$234,000

Research and Development Expenses.  Research and development expenses decreased $3.8 million, or 50 percent, to $3.7 million for the three months ended March 31, 2008 from $7.5 million for the three months ended March 31, 2007. Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

The following table discloses the components of research and development expenses reflecting our project expenses.

	Three Months Ended March 31,
Research and Development Expenses	2008	2007

Direct project costs:
Personnel, benefits and related costs	$1,289,000	$1,942,000
Stock-based compensation	217,000	239,000
Contract R&D, consultants, materials and other costs	664,000	3,448,000
Clinical trials	—	72,000

Total direct costs	2,170,000	5,701,000
Indirect project costs	1,558,000	1,828,000

Total	$3,728,000	$7,529,000

Direct costs for the first quarter of 2008 decreased by $3.5 million compared to the first quarter of 2007. The decrease is primarily attributable to contract R&D, consultants, materials and other cost reductions of $2.8 million resulting from a declining level of activity relating to development of MOXATAG manufacturing capacity at our contract manufacturer’s facility in Clonmel, Ireland, as work at the site is nearly completed. Personnel-related cost reductions are due to lower headcount, primarily in research staff as we have focused our resources on commercialization of our MOXATAG product, which was approved by the FDA during the first quarter of 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $2.9 million, or 38%, to $4.8 million for the three months ended March 31, 2008 from $7.7 million for the three months ended March 31, 2007.

	Three Months Ended March 31,
	2008	2007

Salaries, benefits and related costs	$767,000	$913,000
Stock-based compensation	321,000	341,000
Legal and consulting expenses	526,000	621,000
Other expenses	1,615,000	2,380,000
Marketing costs	467,000	1,559,000
Contract sales expenses	1,057,000	1,875,000

Total	$4,753,000	$7,689,000

Selling, general and administrative expenses consist of salaries and related costs for executive and other administrative personnel, selling and product distribution costs, professional fees and facility costs. Overall, costs decreased $2.9 million primarily due to a reduction in marketing and contract sales costs to promote Keflex 750mg, which accounted for $1.9 million of the decrease as compared to 2007. Other expenses declined due to an FDA New Drug Application filing fee incurred in 2007 of $0.9 million, versus none in 2008.

Net Interest Income (Expense).  Net interest income in the three months ended March 31, 2008 was $185,000 improved compared to the three months ended March 31, 2007, as we paid off the remaining Merrill Lynch debt in the fourth quarter of 2007, and have no remaining debt.

	Three Months Ended March 31
	2008	2007

Interest income	$125,000	$134,000
Interest expense	—	(194,000)

Total, net	$125,000	$(60,000)

Liquidity and Capital Resources

We have funded our operations principally with the proceeds of $54.5 million from a series of five preferred stock offerings and one issue of convertible notes over the period 2000 through 2003, the net proceeds of $54.3 million from our initial public offering in October 2003, and private placements of common stock for net proceeds of $25.8 million, $16.7 million, $22.4 million and $19.9 million in April 2005, December 2006, April 2007, and January 2008, respectively. In addition, we have received funding of $8.0 million and $28.25 million from GlaxoSmithKline and Par Pharmaceutical, respectively, as a result of collaboration agreements for the development of new products. Since July 2004, we have also received cash of approximately $26.6 million from sales of our Keflex products. We received a $1.0 million advance payment in 2005 from a potential buyer of our Keflex brand, which we recognized in income in 2006 as the sale was not completed. In the second quarter of 2006, we received proceeds of $6.9 million from a term loan, net of costs and the payoff of existing debt. In November 2007, we sold certain of our Keflex assets in exchange for $7.5 million (less a $500,000 payment to the purchaser), while retaining the right to continue operating the Keflex business subject to certain royalty payments to the purchaser as well as the right to repurchase the assets at a future date at predetermined prices.

We are evaluating various strategic alternatives to further enhance shareholder value, and in January 2008 we retained an investment banking firm to assist us in this regard. Strategic alternatives we may pursue could include, but are not limited to, continued execution of our operating plan, licensing or development arrangements, the sale of some or all of our company’s assets, partnering or other collaboration agreements, or a merger or other strategic transaction. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.

Cash and Marketable Securities

At March 31, 2008, cash and cash equivalents and were $18.0 million compared to $2.0 million at December 31, 2007. Cash and cash equivalents at March 31, 2008 include $333,000 held by Kef Pharmaceuticals, Inc., and Lex Pharmaceuticals, Inc., two variable interest entities which are consolidated by MiddleBrook. Kef and Lex are entities affiliated with Deerfield Management, which entered into a transaction with the Company in November 2007, as discussed in Note 11. Kef and Lex did not have cash and cash equivalents at December 31, 2007.

Our cash and cash equivalents are highly-liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers.

Our investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/P1. We do not invest in auction rate securities. Our objective is to limit the investment portfolio to a maximum average duration of approximately one year, with no individual security exceeding a two-year duration. Due to our current liquidity needs we do not anticipate holding any security with a maturity greater than 6 months, and at March 31, 2008 and December 31, 2007 we held no security with a maturity greater than 90 days.

Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Cash Flow

The following table summarizes our sources and uses of cash and cash equivalents for the nine month periods ending March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007

Net cash used in operating activities	$(4,965,000)	$(8,250,000)
Net cash provided by investing activities	330,000	(418,000)
Net cash provided by (used in) financing activities	20,640,000	(659,000)

Net increase (decrease) in cash and cash equivalents	$16,005,000	$(9,327,000)

	Three Months Ended
	March 31,
Operating Activities	2008	2007

Cash receipts:
Cash received from product sales	$2,394,000	$1,200,000
Interest income received and other	148,000	519,000

Total cash receipts	2,542,000	1,719,000

Cash disbursements:
Cash paid for employee compensation and benefits	2,781,000	3,828,000
Cash paid to vendors, suppliers, and other	4,726,000	6,141,000

Total cash disbursements	7,507,000	9,969,000

Net cash used in operating activities	$(4,965,000)	$(8,250,000)

Cash received from product sales in 2008 increased versus 2007 as a result of higher product prices, as well as normal variability in the timing of orders and subsequent payment. Interest and other cash received in 2007 included one time refunds of deposits totaling $298,000. Cash paid for employee-related costs reflects lower headcount in 2008 as compared to the prior year. Cash paid to vendors in 2007 includes costs to prepare the third party manufacturing site for MOXATAG production, as well as a one-time NDA filing fee.

	Three Months Ended March 31,
Investing Activities	2008	2007

Cash receipts:
Proceeds from sale of fixed assets	$330,000	$—

Total cash receipts	330,000	—

Cash disbursements:
Property and equipment purchases and deposits	—	418,000

Total cash disbursements	—	418,000

Net cash provided by (used in) financing activities	$330,000	(418,000)

Investing activities in 2008 consisted of the sale of laboratory equipment that was no longer required. Investing activities in 2007 consisted of the purchase of equipment to be used for the manufacture of MOXATAG.

	Three Months Ended March 31,
Financing Activities	2008	2007

Cash receipts:
Proceeds from private placement of common stock, net	19,915,000	—
Proceeds from exercise of stock options and warrants	725,000	8,000

Total cash receipts	20,640,000	8,000

Cash disbursements:
Payments on lines of credit	—	667,000

Total cash disbursements	—	667,000

Net cash provided by (used in) financing activities	$20,640,000	$(659,000)

The major financing activity in the first quarter of 2008 was a private placement of common stock, which occurred in January, and generated net proceeds of $19.9 million. Additionally, primarily as a result of higher stock prices, option exercises increased from the prior year. Payments on lines of credit in 2007 related to the Merrill Lynch term loan, which was fully repaid in the fourth quarter of 2007.

Contractual Obligations and Other Commercial Commitments

We have entered into an agreement with Innovex, a division of Quintiles, for contract sales services. Innovex is providing sales representatives dedicated to promotion of the Keflex 750 product. We have a commitment to pay fees to Innovex to cover the costs of the sales force, as well as related expenses. We estimate this commercial commitment as an expense of approximately $3.1 million over the next nine months. The agreement is cancelable at our option, which we would consider exercising if business conditions warrant it. The cost of termination would be approximately $1.1 million.

Since November 2007, we pay consignment payments and royalties to Deerfield at 20% of net Keflex revenues, with a minimum combined quarterly payment of $400,000. The combined 20% rate decreases to 15% if we elect to make an extension payment, as defined in the agreements with Deerfield, of $1.35 million ($1.8 million if a second closing has occurred) to Deerfield by June 30, 2008. The related agreements expire June 30, 2008, unless extension payments are made, at the Company’s option, to extend the expiration dates of the repurchase rights.

Prospective Information

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

Our cash projections for 2008 do not include the cost of selling and marketing activities for the commercial launch of MOXATAG. We are currently evaluating commercialization options for our MOXATAG product. We believe the MOXATAG market opportunity would be best addressed through its direct promotion by a national sales force of approximately 200 to 300 sales representatives. As such, a commercialization initiative would require significant resources and expertise, and we believe it would be in the Company’s best interests to seek potential acquirers or partners to capitalize on MOXATAG’s commercial potential. Potential sales and marketing strategies for MOXATAG include the acquisition of the Company by a larger pharmaceutical organization with an established commercialization infrastructure, working with contract sales organizations, developing our own internal sales organization, or co-promoting products with collaborative marketing partners. Even if we successfully conclude our strategic evaluation process and identify a third party to assist in the commercialization of MOXATAG, the earliest we could launch the product would be in the fourth quarter of 2008. In addition, in order for the Company to participate in the sales and marketing of MOXATAG, we would need to have sufficient financial resources, which may require us to raise additional capital.

We have experienced significant losses since our inception in 2000, and as of March 31, 2008, we had an accumulated deficit of $209.1 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future. To date, the revenues we have recognized from our non-PULSYS products have been limited and have not been sufficient for us to achieve or sustain profitability. Our product revenues are unpredictable in the near term and may fluctuate due to many factors, many of which we cannot control, including the market acceptance of our products. If our products fail to achieve market acceptance, we would have lower product revenues which may increase our capital requirements.

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

All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” and other cautionary statements included in our 2007 Annual Report on Form 10-K. We disclaim any obligation to update information contained in any forward-looking statement.

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

Fair Value of Warrants (Derivative Liabilities)

As of March 31, 2008, the estimated fair value of warrant liabilities recorded on our balance sheet, which are related to the Deerfield transaction, was $9.5 million. We estimate the fair value of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including stock price volatility, risk-free interest rates, remaining term, and the closing price of our common stock. The determination of the fair value of the Deerfield warrants is most significantly affected by the change in the closing price of our common stock. The stock price volatility factor for the Deerfield warrants is not a risk exposure, as the volatility factor is fixed in the agreement. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Increase (Decrease) in
Fair Value of Derivative

10% increase in stock price	$1,140,000
20% increase in stock price	$2,280,000
20% increase in risk-free interest rate	$30,000
10% decrease in stock price	$(1,140,000)
20% decrease in stock price	$(2,250,000)
20% decrease in risk-free interest rate	$(60,000)

The Company’s stock price can fluctuate significantly. We cannot predict our future stock prices nor can we predict the future fair value of the warrant liabilities.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2008, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

In January 2008, the Company closed a private placement of 8,750,001 shares of its common stock and warrants to purchase 3,500,001 shares common stock, at a price of $2.40 per unit. Each unit consists of one share of the Company’s common stock and a warrant to purchase 0.40 shares of common stock. The warrants have a five-year term and an exercise price of $3.00 per share. The transaction raised approximately $21.0 million in gross proceeds. Net proceeds to the Company after deducting commissions and expenses were approximately $19.9 million. The shares and warrants were offered and sold only to institutional and accredited investors. The SEC declared the Company’s Form S-3 effective on February 11, 2008.

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

Dated: May 14, 2008

EXHIBIT INDEX

Exhibit
Page
Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.