Form 10-Q
period 2008-06-30
MiddleBrook Pharmaceuticals, Inc.
filed 2008-08-14
CIK 1161924

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

As of August 6, 2008, 56,082,396 shares of common stock of the Registrant were outstanding.

MIDDLEBROOK PHARMACEUTICALS, INC

INDEX

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MIDDLEBROOK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$10,254,039	$1,951,715
Marketable securities	2,372,483	—
Accounts receivable, net	703,655	687,787
Inventories, net	456,173	687,933
Prepaid expenses and other current assets	1,961,526	1,142,905

Total current assets	15,747,876	4,470,340
Property and equipment, net	9,316,781	10,928,659
Restricted cash	872,180	872,180
Deposits and other assets	111,599	174,965
Intangible assets, net	6,640,813	7,219,651

Total assets	$32,689,249	$23,665,795

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,468,170	$1,659,752
Accrued expenses	5,344,762	5,613,544

Total current liabilities	6,812,932	7,273,296
Warrant liability	7,860,000	2,100,000
Deferred contract revenue	11,625,000	11,625,000
Deferred rent and credit on lease concession	990,746	1,177,840

Total liabilities	27,288,678	22,176,136

Noncontrolling interest	7,157,781	7,337,811

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 25,000,000 shares authorized, no shares issued or outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 225,000,000 shares authorized, and 56,076,251 and 46,748,748 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	560,763	467,488
Capital in excess of par value	210,523,235	189,019,188
Accumulated deficit	(212,841,581)	(195,334,828)
Accumulated other comprehensive income	373	—

Total stockholders’ equity (deficit)	(1,757,210)	(5,848,152)

Total liabilities, noncontrolling interest and stockholders’equity (deficit)	$32,689,249	$23,665,795

The accompanying notes are an integral part of these consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)

Product sales	$2,522,255	$2,680,558	$4,916,265	$4,453,595

Costs and expenses:
Cost of product sales	374,177	447,236	995,617	680,871
Research and development	3,627,051	5,447,199	7,354,910	12,976,071
Selling, general and administrative	3,937,109	6,309,553	8,690,435	13,998,205

Total expenses	7,938,337	12,203,988	17,040,962	27,655,147

Loss from operations	(5,416,082)	(9,523,430)	(12,124,697)	(23,201,552)
Interest income	89,806	221,173	215,088	355,200
Interest expense	—	(175,670)	—	(369,565)
Change in fair value of warrants	1,680,000	—	(5,760,000)	—
Other income (expense)	1,900	—	(17,174)	75,000

Loss including noncontrolling interest	$(3,644,376)	$(9,477,927)	$(17,686,783)	$(23,140,917)
Loss (gain) attributable to noncontrolling interest	(62,875)	—	180,030	—

Net loss	$(3,707,251)	$(9,477,927)	$(17,506,753)	$(23,140,917)

Basic and diluted net loss per share applicable to common stockholders	$(0.07)	$(0.21)	$(0.32)	$(0.57)

Shares used in calculation of basic and diluted net loss per share	56,024,953	45,348,396	54,660,128	40,890,735

The accompanying notes are an integral part of these consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
			Capital in		Other	Total
	Common	Par	Excess of	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Par Value	Deficit	Income (Loss)	Equity (Deficit)
	(Unaudited)

Balance at December 31, 2007	46,748,748	$467,488	$189,019,188	$(195,334,828)	$—	$(5,848,152)
Exercise of stock options	505,263	5,053	721,378	—	—	726,431
Issuance and remeasurement of stock options for services	—	—	84,487	—	—	84,487
Stock-based employee compensation expense	—	—	707,420	—	—	707,420
Proceeds from private placement of common stock, net of issuance expenses	8,750,001	87,500	19,827,502	—	—	19,915,002
Exercise of warrants	72,239	722	163,260	—	—	163,982
Comprehensive income (loss) Net loss	—	—	—	(17,506,753)	—	(17,506,753)
Unrealized gain on marketable securities	—	—	—	—	373	373

Total comprehensive loss	—	—	—	—	—	(17,506,380)

Balance at June 30, 2008	56,076,251	$560,763	$210,523,235	$(212,841,581)	$373	$(1,757,210)

The accompanying notes are an integral part of these consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2008	2007
	(Unaudited)

Cash flows from operating activities:
Net loss	$(17,506,753)	$(23,140,917)
Adjustments to reconcile net income to net cash in operating activities:
Loss attributable to noncontrolling interest	(180,030)	—
Depreciation and amortization	1,841,675	1,929,978
Change in fair value of warrants	5,760,000	—
Stock-based compensation	791,908	1,290,286
Deferred rent and credit on lease concession	(187,094)	(25,889)
Amortization of premium on marketable securities	(8,244)	(60,642)
Loss on disposal of fixed assets	17,174	—
Changes in:
Accounts receivable	(15,868)	(2,467,478)
Inventories	231,760	244,566
Prepaid expenses and other current assets	(818,622)	49,456
Deposits other than on property and equipment, and other assets	63,366	37,843
Accounts payable	(191,582)	216,562
Accrued expenses	(268,782)	(3,239,993)
Deferred product revenue	—	1,989,644

Net cash used in operating activities	(10,471,092)	(23,176,584)

Cash flows from investing activities:
Purchases of marketable securities	(2,363,866)	(5,867,518)
Sale and maturities of marketable securities	—	500,000
Purchases of property and equipment	—	(19,592)
Deposits on property and equipment	—	(1,150,625)
Proceeds from sale of fixed assets	331,867	—

Net cash used in investing activities	(2,031,999)	(6,537,735)

Cash flows from financing activities:
Proceeds from private placement of common stock, net of issue costs	19,915,002	22,412,260
Payments on lines of credit	—	(1,333,333)
Proceeds from exercise of common stock options	726,431	58,073
Proceeds from exercise of common stock warrants	163,982	—

Net cash provided by financing activities	20,805,415	21,137,000

Net increase (decrease) in cash and cash equivalents	8,302,324	(8,577,319)
Cash and cash equivalents, beginning of period	1,951,715	14,856,738

Cash and cash equivalents, end of period	$10,254,039	$6,279,419

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$331,895

Supplemental disclosure of noncash transactions:
Reclassification of liability related to early exercises of restricted stock to equity upon vesting of the restricted stock	$—	$18,632

The accompanying notes are an integral part of these consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company has experienced significant operating losses since its inception in 2000. As of June 30, 2008, the Company had an accumulated deficit of $212.8 million. The process of developing and commercializing the Company’s products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with the Company’s general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. In January 2008, the Company received approval from the FDA for marketing its lead product, MOXATAGTM (amoxicillin extended-release) Tablets, and it expects to incur significant expenses in preparing for the commercial launch of the product. To date, revenues recognized from non-PULSYS products have been limited and have not been sufficient for the Company to achieve or sustain profitability. The Company expects to incur a loss from operations in 2008. The Company believes its existing cash resources will be sufficient to fund its operations at least into the first quarter of 2009 at its planned levels of research, development, sales and marketing activities, barring unforeseen developments. However, the Company does not currently have the cash resources to fully fund the commercial launch of MOXATAG in early 2009 or to fund clinical trials of additional PULSYS® product candidates. Subsequent to the FDA’s approval for marketing of MOXATAG in January 2008, the Company explored various strategic alternatives, including licensing or development arrangements, the sale of some or all of the Company’s assets, partnering or other collaboration agreements, or a merger or other strategic transaction. On July 1, 2008, the Company announced that it had concluded its review of strategic alternatives with an agreement for a $100 million equity investment in the Company by EGI-MBRK, L.L.C. (EGI), an affiliate of Equity Group Investments, L.L.C. The Company entered into a definitive securities purchase agreement with EGI for the sale of 30,303,030 shares of MiddleBrook common stock at $3.30 per share and a five-year warrant to purchase a total of 12,121,212 shares of common stock at an exercise price of $3.90 per share. The transaction is expected to close assuming stockholder approval is obtained at a special meeting of stockholders scheduled for September 4, 2008. Should the equity transaction with EGI not be completed, the Company may, if possible, enter into arrangements with other parties to raise additional capital which would dilute the ownership of its equity investors. There can be no guarantee other financing will be available to the Company on acceptable terms or at all. If adequate funds are not available, the Company would be required to reduce the scope of or eliminate its research and development programs, reduce its commercialization efforts, and effect changes to its facilities or personnel and may be forced to seek bankruptcy protection.

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

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate bonds. At June 30, 2008 and December 31, 2007, the Company maintained all of its cash and cash equivalents in three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such cash balances.

Cash and cash equivalents at June 30, 2008 include $808,966 held by Kef Pharmaceuticals, Inc., and Lex Pharmaceuticals, Inc., two variable interest entities which are consolidated by MiddleBrook. Kef and Lex are entities affiliated with Deerfield Management, which entered into a transaction with the Company in November 2007, as discussed in Note 11. Kef and Lex did not have cash and cash equivalents at December 31, 2007.

Restricted Cash

In conjunction with the lease of its corporate, research and development facilities, the Company provided the landlord with letters of credit that were collateralized with restricted cash deposits in the amounts of $872,180 at June 30, 2008 and December 31, 2007. These deposits are recorded as non-current restricted cash at June 30, 2008 and December 31, 2007.

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

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Patents are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the patents. The Company periodically reviews the carrying value of patents to determine whether the carrying amount of the patent is recoverable. For the six months ended June 30, 2008, and for the year ended December 31, 2007, there were no adjustments to the carrying values of patents. The Company is amortizing the cost of the patent applications over a period of 10 years.

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” establishes accounting standards for the impairment of long-lived assets. The Company reviews its long-lived assets, including property and equipment and intangible assets owned by variable interest entities included in the condensed consolidated balance sheet, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized. There were no indications of impairment through June 30, 2008, and consequently there were no impairment losses recognized in 2008, or prior periods. If the Company is not able to carry out its business plans, there is the potential that this will be an indicator of an event or change in circumstances under SFAS 144 that would require the Company to perform an impairment analysis, and ultimately may result in impairment of the long-lived assets.

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

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of potential common shares outstanding during the period, including outstanding stock options, is measured by the treasury stock method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company incurred net losses for the three and six month periods ended June 30, 2008 and 2007, and accordingly, did not assume exercise of any of the Company’s outstanding stock options, or warrants, because to do so would be antidilutive.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	June 30,
(Number of Underlying Common Shares)	2008	2007

Stock options	5,176,972	5,197,140
Warrants	16,440,369	10,012,607

Total	21,617,341	15,209,747

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

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Product Sales.  The Company records revenue from sales of pharmaceutical products under the Keflex brand. The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 50.3%, 34.4%, and 10.0% of the Company’s net revenues from product sales in the six month period ended June 30, 2008.

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

4.	Accounts Receivable

Accounts receivable, net, consists of the following:

	June 30,	December 31,
	2008	2007

Accounts receivable for product sales, gross	$1,414,786	$1,290,630
Allowances for rebates, discounts and chargebacks	(711,131)	(602,843)

Accounts receivable for product sales, net	$703,655	$687,787

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 49.0%, 40.2%, and 6.1% of the Company’s accounts receivable for product sales as of June 30, 2008.

5.	Inventories

Inventories, net, consist of the following:

	June 30,	December 31,
	2008	2007

Finished goods	$456,173	$1,692,334
Reserve for obsolete and slow-moving inventory	—	(1,004,401)

Inventories, net	$456,173	$687,933

The Company periodically reviews its product inventories on hand. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable. During the six months ended June 30, 2008, the Company increased its reserve for obsolete and slow-moving inventories by $278,980, which was recorded as a component of cost of product sales. All obsolete and slow-moving product inventories were physically destroyed during the period, and accordingly, the recorded amounts for gross inventories of finished goods as well as the related reserve for obsolete and slow-moving inventory were reduced. There were no obsolete inventory stocks on hand at June 30, 2008.

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

6.	Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Life	June 30,	December 31,
	(Years)	2008	2007

Construction in progress	n/a	$46,752	$46,752
Computer equipment	3	1,038,543	1,038,543
Furniture and fixtures	3-10	1,397,342	1,405,918
Equipment	3-10	10,283,760	11,401,691
Leasehold improvements	Shorter of economic lives or lease term	9,292,903	9,292,903

Subtotal		22,059,300	23,185,807
Less — accumulated depreciation		(12,742,519)	(12,257,148)

Property and equipment, net		$9,316,781	$10,928,659

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Intangible Assets

Intangible assets at June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Keflex brand rights	$10,954,272	$(4,381,728)	$6,572,544
Keflex non-compete agreement	251,245	(200,976)	50,269
Patents acquired	120,000	(102,000)	18,000

Intangible assets	$11,325,517	$(4,684,704)	$6,640,813

	December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Keflex brand rights	$10,954,272	$(3,834,012)	$7,120,260
Keflex non-compete agreement	251,245	(175,854)	75,391
Patents acquired	120,000	(96,000)	24,000

Intangible assets	$11,325,517	$(4,105,866)	$7,219,651

Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The Keflex brand rights are amortized over 10 years, the non-compete agreement with Eli Lilly and Company is amortized over 5 years, and certain acquired patents are amortized over 10 years.

Amortization expense for acquired intangible assets with definite lives was $289,419 and $578,838 for the three and six month periods ended June 30, 2008 and 2007, respectively. For the year ending December 31, 2008 and for the next four years, annual amortization expense for acquired intangible assets is expected to be approximately $1.2 million per year for 2008, and approximately $1.1 million per year from 2009 through 2012.

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

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2008	2007

Product returns	$1,418,056	$1,414,507
Bonus	626,072	1,255,357
Research and development expenses	1,431,764	731,273
Product royalties	205,267	231,211
Professional fees	524,478	475,392
Facilities sublease	343,685	589,587
Insurance and benefits	259,837	240,577
Sales and marketing expense	90,000	127,890
Severance — current portion	76,127	190,317
Other expenses	369,476	357,433

Total accrued expenses	$5,344,762	$5,613,544

Accrued Severance

	Balance at
	December 31,		Balance at
Accrued Severance — 2007 Activity	2007	Cash Paid	June 30, 2008

2007 Workforce Reduction	$190,317	$(114,190)	$76,127

9.	Borrowings

On June 30, 2006, the Company entered into a $12 million senior secured credit facility with Merrill Lynch Capital, consisting of an $8 million term loan (“Term Loan”) and a $4 million revolving loan facility (“Revolving Loan”). The entire $8 million Term Loan was borrowed at closing. The Company never utilized the Revolving Loan. On November 8, 2007, the Company repaid the outstanding Merrill Lynch Capital loan balance in full, using a portion of the proceeds from the transaction with Deerfield Management, as discussed further in Note 11, “Noncontrolling Interest — Deerfield Transaction.” In the six-month period ended June 30, 2007, the Company made principal payments totaling $1,333,333 on the debt.

10.	Warrant Liability

In November 2007, the Company issued warrants for the purchase of 3,000,000 shares of its common stock to Deerfield Management in connection with the sale of certain non-PULSYS Keflex tangible and intangible assets (see Note 11). The warrants are exercisable immediately upon issuance for a period of six years. The warrant agreement contains provisions for cash settlement under certain conditions, including a major asset sale or acquisition in certain circumstances, which is available to the warrant holders at their option. As a result, the warrants cannot be classified as permanent equity under the requirements of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and are instead classified as a liability at their contractual fair value in the accompanying condensed consolidated balance sheet. Upon issuance of the warrants in November 2007, the Company recorded the warrant liability at is initial fair value of $2,580,000 based on the Black-Scholes option-pricing model, using the following assumptions: exercise price of $1.38, expected life of 6.0 years, expected volatility of 65.0% (contractual volatility rate fixed for the life of the warrant agreement), risk-free interest rate of 3.90%, and dividend yield of 0%. In accordance with the anti-dilution terms of the warrant, the exercise price was adjusted, effective January 28, 2008, to $1.34.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity derivatives not qualifying for permanent equity accounting are recorded at fair value and are remeasured at each reporting date until the warrants are exercised or expire. Changes in the fair value of the warrants issued in November 2007 are reported in the condensed consolidated statement of operations as non-operating income or expense. In the three months ended June 30, 2008, the aggregate fair value of these warrants decreased by $1,680,000 to $7,860,000 from their fair value of $9,540,000 at March 31, 2008, using the Black-Scholes option pricing model. The change in warrant liability was primarily attributable to the decrease in the Company’s stock price from March 31, 2008 to June 30, 2008. In the six months ended June 30, 2008, the aggregate fair value of these warrants increased by $5,760,000 to $7,860,000 from their fair value of $2,100,000 at December 31, 2007. The change in warrant liability was primarily attributable to the increase in the Company’s stock price from December 31, 2008 to June 30, 2008.

As discussed in Note 19, “Subsequent Event,” the Company has agreed to settle the warrant liability for $8,800,000 should the EGI transaction discussed therein be completed.

11.	Noncontrolling Interest — Deerfield Transaction

On November 7, 2007, the Company entered into a series of agreements with Deerfield Management, a healthcare investment fund and one of the Company’s largest equity stockholders, which provided for a potential capital raise of up to $10 million in cash. The financing consisted of two potential closings, with the first closing occurring upon the signing of the agreements (for $7.5 million in gross proceeds, less $0.5 million in transaction expenses) and the second closing (for an additional $2.5 million in gross proceeds) occurring at the Company’s option, contingent upon FDA approval of the Company’s New Drug Application for the amoxicillin PULSYS adult product. The agreements were designed to provide the Company with financial flexibility.

First Closing

At the transaction’s first closing, the Company sold certain assets, including Keflex product inventories, and assigned certain intellectual property rights, relating only to its existing, non-PULSYS cephalexin business, to two Deerfield affiliates, Kef Pharmaceuticals, Inc. (Kef) and Lex Pharmaceuticals, Inc. (Lex). Under the terms of the agreement, $7.5 million was received by the Company on November 8, 2007 for the first closing, and the Company reimbursed Deerfield $0.5 million for transaction-related expenses. Approximately $4.6 million of those proceeds was used to fully repay the outstanding Merrill Lynch Capital loan balance, with the remainder available for general corporate purposes. Pursuant to a consignment of those assets and license of those intellectual property rights back to the Company, the Company will continue to operate its existing cephalexin business, subject to consignment and royalty payments to Deerfield of 20% of net sales, which decline to 15% should the Company elect to make an extension payment, of $1.35 million ($1.8 million, if the second closing has occurred) by June 30, 2008 subject to a minimum quarterly payment of $400,000. In addition, the Company granted to Deerfield a six-year warrant to purchase 3.0 million shares of the Company’s common stock at $1.38, the closing market price on November 7, 2007. In accordance with the anti-dilution terms of the warrant, the exercise price was adjusted, effective January 28, 2008, to $1.34.

Second Closing

The agreements provided for a second closing, at the Company’s option, until June 30, 2008. In the event that the Company received approval (or an acceptable approvable letter) of its amoxicillin PULSYS New Drug Application from the FDA, then it could require Deerfield to acquire and license certain intellectual property rights relating only to the Company’s cephalexin PULSYS business for a payment of $2.5 million. Pursuant to a required sublicense of those intellectual property rights back to the Company, the Company would continue to operate its cephalexin PULSYS activities. Cephalexin PULSYS is not approved for marketing by the FDA. To date, the Company has not exercised the option for a second closing. The Company did not exercise the option for a second closing, and the option expired June 30, 2008.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s purchase rights were extended from June 30, 2008 to December 31, 2008 by the Company’s payment in June 2008 of a $1.35 million extension payment to Deerfield Management. This nonrefundable $1.35 million payment is creditable against the aggregate purchase price of $11.0 million if the Company exercises its right to acquire the Kef and Lex entities. As discussed in Note 19, “Subsequent Event,” in connection with certain agreements entered into by the Company on July 1, 2008 with affiliates of Equity Group Investments, LLC (EGI), if the transaction with EGI is completed, the Company has agreed to exercise its purchase rights to acquire the Kef and Lex entities. The closing of the EGI transaction is subject to certain conditions, including stockholder approval at a special meeting of stockholders scheduled for September 4, 2008. As of June 30, 2008, the Company has recorded the $1.35 million extension payment in Other Current Assets. If the transaction with EGI is completed, the Company intends to exercise its right to acquire the Kef and Lex entities, and the accounting for the $1.35 million extension payment as well as for the balance of the $11 million purchase price will be finalized at that time.

If a further extension payment of $4.5 million is made by December 31, 2008, the expiration date would be extended to September 30, 2009. If another extension payment of $2.2 million is made by September 30, 2009, then the expiration date for the right to purchase the capital stock of Lex would be extended to November 1, 2012. The Company may not exercise its right to purchase the capital stock of Lex without first exercising its right to purchase the capital stock of Kef. The Company’s exercise of this purchase right is mandatory upon the change of control of the Company.

Variable Interest Entities and FIN 46R Consolidation

In connection with the transaction, Deerfield Management established two new legal entities, Kef Pharmaceuticals, Inc. (Kef) and Lex Pharmaceuticals, Inc. (Lex) to hold the Keflex tangible and intangible assets. Affiliates of Deerfield own 100 percent of the voting interests in the two entities. In accordance with FIN 46R, MiddleBrook management evaluated whether Kef and Lex are variable interest entities and, if so, whether there is a primary beneficiary with a controlling financial interest. A key characteristic of a controlling financial interest is the equity holder’s ability to make important decisions with respect to the ongoing activities. Since MiddleBrook is making the important decisions with respect to the ongoing activities involving the assets owned by Kef and Lex, the Kef and Lex entities were determined to be variable interest entities for this characteristic. Another characteristic of a controlling financial interest is whether the equity holders of the entities have the obligation to absorb the expected losses of the entity or to receive the expected residual returns of the entity. Since MiddleBrook has a fixed price repurchase option, the equity holders in Kef and Lex do not have rights to all of the residual returns of the entities and Kef and Lex were determined to be variable interest entities for this characteristic. Management used a qualitative analysis to determine whether Deerfield or MiddleBrook was the primary beneficiary of the entities. MiddleBrook was determined to be the primary beneficiary, since it is the party exposed to the majority of the risks. Thus, MiddleBrook consolidates the financial condition and results of operations of Kef and Lex in accordance with FIN 46R. Accordingly, the loss of $180,030 for the six months ended June 30, 2008, attributable to the noncontrolling interest (the losses of Kef and Lex) has been deducted from the net loss in the condensed consolidated statement of operations, and the noncontrolling interest holders’ ownership interest in Kef and Lex in the condensed consolidated balance sheet has been reduced by the losses of Kef and Lex.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Options granted under the Plan may be incentive stock options or non-statutory stock options. Stock purchase rights may also be granted under the Plan. Incentive stock options may only be granted to employees. The compensation committee of the Board of Directors determines the period over which options become exercisable. Options granted to employees and consultants normally vest over a 4-year period. Options granted to directors, upon their initial appointment or election, vest monthly over periods of 36 months. Annual director and advisor grants vest monthly over 12 months. Director and advisor grants are exercisable on the date of grant but are restricted, subject to repurchase until vested. The exercise price of incentive stock options and non-statutory stock options shall be no less than 100% of the fair market value per share of the Company’s common stock on the grant date. The term of all option grants is 10 years. As of June 30, 2008, there were 1,751,575 shares of common stock available for future option grants.

The following table summarizes the activity of the Company’s stock option plan for the six months ended June 30, 2008:

	Number of	Weighted-Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Remaining Term	Value

Outstanding, December 31, 2007	4,774,206	$4.18
Granted	1,039,500	3.32
Exercised	(505,263)	1.44
Cancelled	(131,471)	4.44

Outstanding, June 30, 2008	5,176,972	$4.26	7.4	$3,394,412

Exercisable, June 30, 2008	3,427,672	$5.00	6.7	$2,209,960

The total intrinsic value of options exercised during the six months ended June 30, 2008 was $1,308,890. Cash received by the Company upon the issuance of shares from option exercises was $726,431. The Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s nonvested options as of and for the Six Months Ended June 30, 2008 is presented below:-

	Number of	Weighted
	Nonvested Stock	Average Grant
	Options	Date Fair Value

Outstanding, December 31, 2007	1,372,676	$1.85
Granted	1,039,500	2.22
Vested	(437,606)	2.11
Forfeited	(64,934)	1.84

Outstanding, June 30, 2008	1,909,636	$1.99

14.	Stock-Based Compensation

The Company has recorded stock-based compensation expense for the grant of stock options to employees and to nonemployee consultants as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Stock-based Compensation Expense:	2008	2007	2008	2007

Employees:
SFAS 123R fair-value method	$237,835	$677,341	$707,421	$1,270,701
Nonemployees:
Amortization and remeasurement of variable stock-based compensation	16,338	32,234	84,487	19,585

Total	$254,173	$709,575	$791,908	$1,290,286

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Included in Income Statement Captions as follows:	2008	2007	2008	2007

Research and development expense	$93,407	$311,744	$310,294	$551,354
Selling, general and administrative expense	160,766	397,831	481,614	738,932

Total	$254,173	$709,575	$791,908	$1,290,286

The weighted average fair value of options granted to employees during the six months ended June 30, 2008 and 2007 was $2.22 and $1.80 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for grants in 2008 and 2007:

	June 30,
	2008	2007

Expected term (in years)	6.25	6.25
Risk-free interest rate	2.77%	4.79%
Volatility	73.0%	75.0%
Dividend yield	0%	0%

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

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s policy is to recognize interest related to income tax matters, if any, in interest expense and penalties related to income tax matters, if any, in operating expenses. As of January 1 and June 30, 2008, the Company had no accruals for interest or penalties related to income tax matters.

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

On November 7, 2007, the Company closed an agreement with Deerfield Management, a healthcare investment fund and one of the Company’s largest equity stockholders. The Company sold certain assets, and assigned certain intellectual property rights, relating only to its existing cephalexin business, excluding cephalexin PULSYS, to Deerfield for $7.5 million (less a $500,000 payment to Deerfield). Pursuant to an inventory consignment agreement and license of those intellectual property rights back to the Company, the Company will continue to operate its existing cephalexin business, subject to consignment and royalty payments to Deerfield of 20% of net sales, which declined to 15% when the Company elected to make an extension payment of $1.35 million in June 2008. Regardless of the level of net sales, the

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minimum combined consignment and royalty payment is $400,000 for each calendar quarter. Consignment and royalty payments due to affiliates of Deerfield Management from MiddleBrook are eliminated in the condensed consolidated balance sheet and condensed consolidated statement of operations in accordance with FIN 46R.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. Under FAS No. 159, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FAS 115” (SFAS 159), for any of its financial assets or liabilities.

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

As of June 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets consisted of high quality short-term commercial paper, for which fair value is measured based on inputs that are derived principally from or corroborated by observable market data. The

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company currently does not have non-financial assets that are required to be measured at fair value on a recurring basis.

	Fair Value Measurement at June 30, 2008
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

Marketable securities	$—	$2,372,483	$—

Total	$—	$2,372,483	$—

As of June 30, 2008, the Company held certain liabilities that are required to be measured at fair value on a recurring basis. The Company makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2. The Company currently does not have non-financial liabilities that are required to be measured at fair value on a recurring basis.

	Fair Value Measurement at June 30, 2008
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Liability	Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

Warrant liability	$—	$7,860,000	$—

Total	$—	$7,860,000	$—

19.	Subsequent Event

On July 1, 2008, MiddleBrook Pharmaceuticals, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with EGI-MBRK, L.L.C. (the “Investor”), a Delaware limited liability company and an affiliate of Equity Group Investments, L.L.C., under which the Company has agreed to sell, and the Investor has agreed to purchase, 30,303,030 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), and a warrant (the “Warrant”) to purchase an aggregate of 12,121,212 shares (the “Warrant Shares”) of Common Stock for an aggregate purchase price of $100 million. The Warrant will have a term of five years and an exercise price of $3.90 per Warrant Share, subject to certain adjustments.

The transaction is subject to approval by the Company’s stockholders and to other customary closing conditions. Entities affiliated with Deerfield Management (“Deerfield”), HealthCare Ventures and Rho Ventures (collectively, the “Large Stockholders”), which collectively hold approximately 37% of the outstanding Common Stock, have entered into voting agreements with the Investor and the Company (the “Voting Agreements”), under which each of the Large Stockholders has agreed, among other things, to vote all of its shares of Common Stock in favor of the transaction and an amendment to the Company’s stock option plan to increase the number of shares of Common Stock available for grant thereunder by 7,000,000 shares (the “Plan Amendment”).

In connection with the transaction, the Company has entered into an agreement, dated as of July 1, 2008 (the “Deerfield Agreement”), with Deerfield and certain of its affiliates, including Kef Pharmaceuticals, Inc. and Lex Pharmaceuticals, Inc. (collectively, the “Deerfield Entities”), under which the Company has agreed to repurchase, for approximately $11 million on or before the closing of the EGI transaction (the “Closing”), its Keflex assets previously sold to certain of the Deerfield Entities in November 2007, and to terminate its ongoing royalty obligations to certain Deerfield Entities. Additionally, each of the applicable Deerfield Entities has agreed to irrevocably exercise its option to require the Company to redeem warrants to purchase 3,000,000 shares of Common Stock (the “Deerfield Warrants”), upon the occurrence of the Closing, for an aggregate redemption price of approximately $8.8 million.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective upon the Closing, Dr. Edward M. Rudnic will step down from his current position as the Company’s President and Chief Executive Officer and will be replaced by John S. Thievon, and Robert C. Low will step down from his current position as the Company’s Chief Financial Officer and will be replaced by Dave Becker. Dr. Rudnic and Mr. Low will continue to serve as consultants to the Company following the Closing. The Company has entered into executive employment agreements with Messrs. Thievon and Becker (the “Employment Agreements”) and consulting agreements with Dr. Rudnic and Mr. Low, in each case effective upon the Closing. The Company has also entered into interim consulting agreements with Messrs. Thievon and Becker which became effective on July 1, 2008 (the “Consulting Agreements”).

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

Our Business

MiddleBrook Pharmaceuticals, Inc. was incorporated in Delaware in December 1999 and commenced operations on January 1, 2000. On June 28, 2007, we changed our corporate name from Advancis Pharmaceutical Corporation to MiddleBrook Pharmaceuticals, Inc. We are a pharmaceutical company focused on developing and commercializing anti-infective drug products that fulfill unmet medical needs in the treatment of infectious disease. We are developing a portfolio of drugs based on the novel biological finding that bacteria exposed to antibiotics in front-loaded, sequential bursts, or pulses, are killed more efficiently than those exposed to standard antibiotic treatment regimens. We currently have 26 issued U.S. patents and two issued foreign patent covering our proprietary once-a-day pulsatile delivery technology called PULSYS. We have initially focused on developing PULSYS product candidates utilizing approved and marketed drugs that no longer have patent protection or that have patents expiring in the next several years. Our lead pulsatile product candidate, based on the antibiotic amoxicillin, received U.S. Food and Drug Administration (FDA) approval for marketing on January 23, 2008, under the trade name MOXATAGtm, and we also have two additional pulsatile product candidates currently in clinical development. Our Keflex PULSYS product candidate, based on the antibiotic cephalexin, is currently under evaluation to proceed into a Phase III clinical trial, and our amoxicillin pediatric product candidate, is currently under evaluation to proceed into a Phase II clinical trial. We acquired the U.S. rights to Keflex (cephalexin) from Eli Lilly in 2004. We currently sell our line of Keflex products to wholesalers in both capsule and powder formulations, and received FDA approval in 2006 for two additional Keflex strengths — 333 mg capsules and 750 mg capsules. We have focused our commercialization initiatives solely on the Keflex 750 mg capsules. In support of the launch of the Keflex 750 mg capsules, we entered into an agreement with a contract sales organization and currently deploy approximately 30 contract sales representatives across the United States. We have also entered into agreements with third-party contract manufacturers for the commercial supply of our products. In March 2007, we announced that we are evaluating various strategic alternatives to further enhance shareholder value and in February 2008, announced that we retained Morgan Stanley as our strategic advisor to assist us in this regard. On July 1, 2008, we announced that we concluded our review of strategic alternatives with an agreement for a $100 million equity investment in the Company by EGI-MBRK, L.L.C. (EGI), an affiliate of Equity Group Investments, L.L.C. The transaction is expected to close assuming stockholder approval is obtained at a special meeting of stockholders scheduled for September 4, 2008.

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

Management Overview of the Second Quarter of 2008

The following is a summary of key events that occurred during and subsequent to the second quarter of 2008.

Review of Strategic Alternatives Concluded in Agreement for $100 Million Equity Investment

•	In March 2007, we announced that we had initiated a process to explore various strategic alternatives to further enhance shareholder value. Subsequent to receiving FDA approval for our MOXATAG product in January 2008, we announced that the strategic review process was ongoing and that we had retained Morgan Stanley as our strategic advisor to assist us in this regard. Strategic alternatives that were evaluated included, but were not limited to, continued execution of our operating plan, licensing or development arrangements, the sale of some or all of our company’s assets, partnering or other collaboration agreements, or a merger or other strategic transaction.

•	On July 1, 2008, we announced that we had concluded our review of strategic alternatives with an agreement for a $100 million equity investment in the Company by EGI-MBRK, L.L.C. (EGI), an affiliate of Equity Group Investments, L.L.C. We entered into a definitive securities purchase agreement with EGI for the sale of 30,303,030 shares of MiddleBrook common stock at $3.30 per share and a five-year warrant to purchase a total of 12,121,212 shares of common stock at an exercise price of $3.90 per share.

•	In connection with the transaction, we agreed to repurchase certain Keflex assets previously sold to funds affiliated with Deerfield Management in November of 2007, contemporaneously with the closing of the transaction. We agreed to reacquire the Keflex assets as well as cancel our ongoing royalty obligations to Deerfield for approximately $11 million. Additionally, as a result of the EGI transaction, we will redeem the 3.0 million warrants issued to Deerfield in conjunction with the Keflex asset sale for a total of $8.8 million.

•	As part of the agreement, a new, commercially-focused senior management team will be appointed. Proceeds from the transaction are expected to allow us to move forward with the commercial launch of MOXATAG and to continue the development of our clinical pipeline. The issuance of the new shares and warrants is subject to approval by MiddleBrook’s common stockholders, and other customary closing conditions, and is expected to close assuming stockholder approval is obtained at a special meeting of stockholders scheduled for September 4, 2008.

MOXATAGtm (amoxicillin extended-release) Tablets approval

•	We received FDA approval of our NDA on January 23, 2008, for our once-daily Amoxicillin PULSYS product under the trade name MOXATAGtm (amoxicillin extended-release) Tablets for the treatment of adults and pediatric patients 12 years and older with pharyngitis and/or tonsillitis secondary to Streptococcus pyogenes (commonly referred to as strep throat). With the FDA approval of MOXATAG, physicians now have available the first once-daily product in the aminopenicillin class for the treatment of pharyngitis.

•	During the second quarter of 2008, we were actively engaged in the commercial manufacture, testing and validation of our MOXATAG tablet production process in cooperation with our contract manufacturer, STADA Production in Clonmel, Ireland.

Marketed Products — Keflex Capsules (Cephalexin USP)

•	In the second quarter of 2008, net sales of our branded Keflex product line were approximately $2.5 million.

•	During the second quarter of 2008, we continued our commercialization efforts for our 750 mg strength of Keflex capsules through a targeted and dedicated national contract sales force, which currently consists of approximately 30 sales representatives and three MiddleBrook district sales managers. Our contract sales representatives began directly promoting Keflex 750 mg capsules to targeted physicians as well as providing patient starter samples in late July 2006.

Focus for Remainder of 2008

Our primary focus for the remainder of 2008 will be on the manufacturing and validation of our MOXATAG product for adults and pediatric patients 12 years and older, along with the continued commercialization of our Keflex 750 mg capsules. Assuming we close our $100 million equity financing in September 2008, we expect to begin preparing for the commercial launch of MOXATAG and to restart our Keflex PULSYS and amoxicillin pediatric clinical development programs, which we expect would require hiring additional employees later in 2008. Our NDA supporting MOXATAG was approved by the FDA on January 23, 2008, and we believe MOXATAG could be marketed to healthcare professionals by as soon as the first half of 2009. We intend to continue promoting Keflex 750 mg capsules through our approximately 30 contract sales representatives and three MiddleBrook district sales managers to targeted U.S. physicians throughout 2008, assuming there are no generic competitors that enter the market during the year.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). We adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense under the Statement on a prospective basis only. Accordingly, prior period financial statements have not been restated. Under this transition method, stock-based compensation cost for the six month periods ended June 30, 2008 and 2007, includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the fair value provisions of SFAS 123R.

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

Income Taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not recorded any tax provision or benefit for the six month periods ended June 30, 2008 or 2007. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured at December 31, 2007 and June 30, 2008.

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

MOXATAG is intended to provide a lower treatment dose, once-daily alternative to currently approved penicillin and amoxicillin regimens for the treatment of adults and pediatric patients 12 years and older with tonsillitis and/or pharyngitis. We utilized our proprietary PULSYS® once-daily pulsatile delivery technology to develop MOXATAG. We currently have a total of 26 issued U.S. patents and two issued foreign patents covering our PULSYS technology. Patents specifically relating to MOXATAG run to 2020.

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

Keflex Agreements — Deerfield Transaction

On November 7, 2007, we entered into a series of agreements with Deerfield Management, a healthcare investment fund and one of our largest equity stockholders, which provided for a potential capital raise of up to $10 million in cash. The financing consisted of two potential closings, with the first closing occurring upon the signing of the agreements (for $7.5 million in gross proceeds, less $0.5 million in transaction expenses) and the second closing (for an additional $2.5 million in gross proceeds) occurring at our option, contingent upon FDA approval of our New Drug Application for the amoxicillin PULSYS adult product. The agreements were designed to provide us with financial flexibility.

First Closing

At the transaction’s first closing, we sold certain assets, including Keflex product inventories, and assigned certain intellectual property rights, relating only to our existing, non-PULSYS cephalexin business, to two Deerfield affiliates, Kef Pharmaceuticals, Inc. (Kef) and Lex Pharmaceuticals, Inc. (Lex). Under the terms of the agreement, $7.5 million was received by MiddleBrook on November 8, 2007 for the first closing, and MiddleBrook reimbursed Deerfield $0.5 million for transaction-related expenses. Approximately $4.6 million of those proceeds was used to fully repay the outstanding Merrill Lynch Capital loan balance, with the remainder available for general corporate purposes. Pursuant to a consignment of those assets and license of those intellectual property rights back to the Company, the Company will continue to operate its existing cephalexin business, subject to consignment and royalty payments to Deerfield of 20% of net sales, which declined to 15% when the Company elected to make an extension payment of $1.35 million in June 2008, subject to a minimum quarterly payment of $400,000. In addition, we granted to Deerfield a six-year warrant to purchase 3.0 million shares of the Company’s common stock at $1.38, the closing market price on November 7, 2007. In accordance with the anti-dilution terms of the warrant, the exercise price was adjusted, effective January 28, 2008, to $1.34.

Second Closing

The agreements provided for a second closing, at the Company’s option, until June 30, 2008. In the event that the we received approval (or an acceptable approvable letter) of our amoxicillin PULSYS New Drug Application from the FDA, then we could require Deerfield to acquire and license certain intellectual property rights relating only to our cephalexin PULSYS business for a payment of $2.5 million. Pursuant to a required sublicense of those intellectual property rights back to us, we would continue to operate our cephalexin PULSYS activities. Cephalexin PULSYS is not approved for marketing by the FDA. We did not exercise the option for a second closing, and the option expired June 30, 2008.

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

Our purchase rights were extended from June 30, 2008 to December 31, 2008 by our payment in June 2008 of a $1.35 million extension payment to Deerfield Management. This nonrefundable $1.35 million payment is creditable against the aggregate purchase price of $11.0 million if we exercise our right to acquire the Kef and Lex entities. As discussed in Note 19, “Subsequent Event,” in connection with certain agreements entered into by the Company on July 1, 2008 with affiliates of Equity Group Investments, LLC (EGI), if the transaction with EGI is completed, we have agreed to exercise our purchase rights to acquire the Kef and Lex entities. The closing of the EGI transaction is subject to certain conditions, including stockholder approval at a special meeting of stockholders scheduled for September 4, 2008.

If a further extension payment of $4.5 million is made by December 31, 2008, the expiration date would be extended to September 30, 2009. If another extension payment of $2.2 million is made by September 30, 2009, then the expiration date for the right to purchase the capital stock of Lex would be extended to November 1, 2012. We may not exercise its right to purchase the capital stock of Lex without first exercising its right to purchase the capital stock of Kef. Our exercise of this purchase right is mandatory upon the change of control of the Company.

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

PULSYS Product			Targeted
Candidate /			PULSYS Added	Program
Program	Key Indication(s)	Current Therapy	Value	Status(1)

Keflex (cephalexin) — Adult	Skin and skin structure infections	7-14 days, two to four times daily	10-days, once-daily, lower dose	Phase III-ready (on-hold)
Amoxicillin Pediatric Pharyngitis - sprinkle	Pharyngitis/tonsillitis	10-14 days, two or three times daily	Shorter course of therapy, or once-daily	Phase II-ready (on-hold)

(1)	Each of the product candidates above is discussed in more detail in the next section below.

A significant portion of our expenses may be related to research and development of investigational stage product candidates. In the event that we do not complete the EGI transaction and are unable to raise additional capital from other sources, we may not have sufficient resources to complete our development programs.

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

Summary of Product Development Initiatives.  The following table summarizes our product development initiatives for the six month periods ended June 30, 2008 and 2007. Included in this table is the research and development expense recognized in connection with each product candidate currently in clinical development and all preclinical product candidates as a group.

	Three Months Ended		Six Months Ended		Clinical
	June 30,		June 30,		Development
	2008	2007	2008	2007	Phase

Direct Project Costs(1)
Amoxicillin PULSYS(2)	$2,244,000	$2,570,000	$4,127,000	$6,861,000	NDA approved
Keflex Product Development(3)	98,000	1,039,000	382,000	2,353,000	Phase III-ready (on hold	)
Other Product Candidates	7,000	40,000	10,000	135,000	Preclinical

Total Direct Project Costs	2,349,000	3,649,000	4,519,000	9,349,000

Indirect Project Costs(1)
Facility	471,000	732,000	1,111,000	1,558,000
Depreciation	553,000	601,000	1,142,000	1,176,000
Other Indirect Overhead	254,000	465,000	583,000	893,000

Total Indirect Project Costs	1,278,000	1,798,000	2,836,000	3,627,000

Total Research & Development Expense	$3,627,000	$5,447,000	$7,355,000	$12,976,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

(2)	On January 23, 2008, we received approval for marketing from the FDA of our amoxicillin PULSYS adult product, with the trade name MOXATAG. See “Our Lead Product: MOXATAG (amoxicillin extended-release) Tablets.” We previously had an agreement under which Par Pharmaceutical was to be responsible for funding the anticipated future development costs of this product. See Note 2 to the condensed consolidated financial statements, “Revenue and Deferred Revenue.” Our amoxicillin pediatric sprinkle product is ready for Phase II clinical trials. See “Amoxicillin Pediatric Pharyngitis Program” above.

(3)	Direct Project Costs for Keflex product development include development costs for the non-pulsatile Keflex 750 mg line extension products, which commercially launched in July 2006, as well as research and development costs for a once-a-day Keflex PULSYS product, currently in Phase I clinical trials. Additional development of Keflex PULSYS is on hold, until we have sufficient financial resources.

Results of Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Revenues.  We recorded revenues from Keflex product sales of $2,522,000 and $2,681,000 during the three-month periods ended June 30, 2008 and 2007, respectively.

	Three Months Ended June 30,
	2008	2007

Keflex 750mg product sales, net	$1,768,000	$1,964,000
Other Keflex product sales, net	754,000	717,000

Total	$2,522,000	$2,681,000

Sales of Keflex products overall declined 5.9% in the second quarter of 2008 as compared to 2007, as the result of a decrease in unit sales of 21%, partially mitigated by price increases implemented in October of 2007.

Cost of Product Sales.  Cost of product sales represents the purchase cost of the Keflex products sold, royalties on the 750 mg product, and any provisions recorded for slow-moving or excess inventory that is not expected to be sold prior to reaching expiration. Cost of product sales decreased from $447,000 in 2007 to $374,000 in 2008, as the result of a decline in units sold.

Research and Development Expenses.  Research and development expenses decreased $1.8 million, or 33 percent, to $3.6 million for the three months ended June 30, 2008 from $5.4 million for the three months ended June 30, 2007. Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

The following table discloses the components of research and development expenses reflecting our project expenses.

	Three Months Ended
	June 30,
Research and Development Expenses	2008	2007

Direct project costs:
Personnel, benefits and related costs	$1,106,000	$1,863,000
Stock-based compensation	93,000	312,000
Contract R&D, consultants, materials and other costs	1,150,000	1,474,000

Total direct costs	2,349,000	3,649,000
Indirect project costs	1,278,000	1,798,000

Total	$3,627,000	$5,447,000

Direct costs for the second quarter of 2008 decreased by $1.3 million compared to the second quarter of 2007. The decrease is primarily attributable to a reduction in research staff that contributed to a $0.8 million in personnel related cost reductions and a decrease in stock-based compensation of $0.2 million. Contract R&D, consultants, materials and other costs relate to commercial development activities of MOXATAG. The 2007 activity primarily related to our contract manufacturer’s facility modifications in Clonmel, Ireland that were completed by the end of 2007. The 2008 activity relates to the manufacturing and validation activities to prepare for commercial supply.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $2.4 million, or 38%, to $3.9 million for the three months ended June 30, 2008 from $6.3 million for the three months ended June 30, 2007.

	Three Months Ended
	June 30,
	2008	2007

Salaries, benefits and related costs	$689,000	$838,000
Stock-based compensation	161,000	398,000
Legal and consulting expenses	241,000	331,000
Other expenses	1,296,000	1,403,000
Marketing costs	556,000	1,206,000
Contract sales expenses	994,000	2,134,000

Total	$3,937,000	$6,310,000

Selling, general and administrative expenses consist of salaries and related costs for executive and other administrative personnel, selling and product distribution costs, professional fees and facility costs. Overall, costs decreased $2.4 million primarily due to a reduction in marketing and contract sales costs to promote Keflex 750mg, which accounted for $1.8 million of the decrease as compared to 2007. Reductions in staffing contributed to lower salary, benefits and related costs, as well as to a reduction in stock-based compensation of $0.2 million as related options are forfeited or canceled.

Net Interest Income (Expense).  Net interest income in the three months ended June 30, 2008 increased by $45,000 due to the payoff of all remaining debt in the second half of 2007, which resulted in zero interest expense for 2008, partially offset by a reduction in interest income due to lower cash balances in 2008.

	Three Months Ended June 30
	2008	2007

Interest income	$90,000	$221,000
Interest expense	—	(176,000)

Total, net	$90,000	$45,000

Six months ended June 30, 2008 compared to Six months ended June 30, 2007

Revenues.  We recorded revenues from Keflex product sales of $4.9 million and $4.5 million during the six-month periods ended June 30, 2008 and 2007, respectively.

	Six Months Ended
	June 30,
	2008	2007

Keflex 750mg product sales, net	$3,487,000	$3,194,000
Other Keflex product sales, net	1,429,000	1,260,000

Total	$4,916,000	$4,454,000

Units sold of 750mg product were down 13% from the prior year, but a price increase implemented in October 2007 contributed to the overall revenue increase of 9% from the prior year. Unit sales volume of other Keflex products, which consist of 250mg and 500mg product, were down 18% from the prior year but the decline was offset by the effect of the October 2007 price increase, and overall Keflex product sales were improved by 10% from 2007.

Cost of Product Sales.  Cost of product sales represents the purchase cost of the Keflex products sold during the year as well as royalties, if applicable. Cost of product sales increased from $681,000 in 2007 to $996,000 in 2008, primarily as the result of $279,000 of excess inventory stocks that were expensed as obsolete in 2008.

Research and Development Expenses.  Research and development expenses decreased $5.6 million, or 43%, to $7.4 million for the six months ended June 30, 2008 from $13.0 million for the six months ended June 30, 2007. Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

The following table discloses the components of research and development expenses reflecting our project expenses.

	Six Months Ended
	June 30,
Research and Development Expenses	2008	2007

Direct project costs:
Personnel, benefits and related costs	$2,394,000	$3,805,000
Stock-based compensation	310,000	551,000
Contract R&D, consultants, materials and other costs	1,815,000	4,922,000
Clinical trials	—	72,000

Total direct costs	4,519,000	9,350,000
Indirect project costs	2,836,000	3,626,000

Total	$7,355,000	$12,976,000

Direct costs for the first six months of 2008 decreased by $4.8 million as compared to 2007. Contract R&D, consultants, materials and related costs declined by $3.1 million in the period as a result of activity relating to the commercial development activities of MOXATAG. The 2007 activity primarily related to our contract manufacturer’s facility modifications in Clonmel, Ireland that were completed by the end of 2007. The 2008 activity relates to the manufacturing and validation activities to prepare for commercial supply.

Personnel costs and stock-based compensation together in 2008 accounted for $1.7 million in expense reduction from 2007 levels, as we discontinued research activities in support of other products, and reduced research staff accordingly. Indirect project cost reductions of $0.8 million from 2007 included reductions in facilities and other costs driven by personnel reductions and efforts to control spending.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $5.3 million, or 38%, from 14.0 million for the six months ended June 30, 2007 to $8.7 million for the six months ended June 30, 2008.

	Six Months Ended
	June 30,
	2008	2007

Salaries, benefits and related costs	$1,456,000	$1,751,000
Stock-based compensation	482,000	739,000
Legal and consulting expenses	767,000	952,000
Other expenses	2,911,000	2,887,000
NDA filing fee	—	896,000
Marketing costs	1,023,000	2,764,000
Contract sales expenses	2,051,000	4,009,000

Total	$8,690,000	$13,998,000

Selling, general and administrative expenses consist of salaries and related costs for executive and other administrative personnel, selling and product distribution costs, professional fees and facility costs. Overall, costs decreased $5.3 million primarily due to reductions in marketing and contract sales expenses as well as personnel reductions and other efforts to control spending.

Salaries, benefits and related costs, and stock-based compensation were decreased $0.6 million due to personnel reductions in the sales area.

The NDA filing fee in 2007 was for the submission of the New Drug Application for MOXATAG (Amoxicillin PULSYS) to the FDA.

Marketing costs and contract sales expenses were reduced $3.7 million from 2007 as the sales force was reduced to 30 representatives, and marketing efforts were sharply curtailed from 2007 levels.

Net Interest Income (Expense).  Interest income declined in 2008 from 2007 due to lower cash balances available to invest. Interest expense in 2007 related primarily to the Merrill Lynch debt facility, which was paid off in November 2007. In the first six months of 2008 we had no debt.

	Six Months Ended
	June 30,
	2008	2007

Interest income	$215,000	$355,000
Interest expense	—	(370,000)

Total, net	$215,000	$(15,000)

Liquidity and Capital Resources

We have funded our operations principally with the proceeds of $54.5 million from a series of five preferred stock offerings and one issue of convertible notes over the period 2000 through 2003, the net proceeds of $54.3 million from our initial public offering in October 2003, and private placements of common stock for net proceeds of $25.8 million, $16.7 million, $22.4 million and $19.9 million in April 2005, December 2006, April 2007, and January 2008, respectively. In addition, we have received funding of $8.0 million and $28.25 million from GlaxoSmithKline and Par Pharmaceutical, respectively, as a result of collaboration agreements for the development of new products. Since July 2004, we have also received cash of approximately $29.3 million from sales of our Keflex products. We received a $1.0 million advance payment in 2005 from a potential buyer of our Keflex brand, which we recognized in income in 2006 as the sale was not completed. In the second quarter of 2006, we received proceeds of $6.9 million from a term loan, net of costs and the payoff of existing debt. In November 2007, we sold certain of our Keflex assets in exchange for $7.5 million (less a $500,000 payment to the purchaser), while retaining the right to continue operating the Keflex business subject to certain royalty payments to the purchaser as well as the right to repurchase the assets at a future date at predetermined prices.

On July 1, 2008, we announced that we concluded our review of strategic alternatives with an agreement for a $100 million equity investment in the Company by EGI-MBRK, L.L.C. (EGI), an affiliate of Equity Group Investments, L.L.C. The transaction is expected to close following stockholder approval at a special meeting of stockholders scheduled for September 4, 2008.

Cash and Marketable Securities

At June 30, 2008, cash and cash equivalents and were $12.6 million compared to $2.0 million at December 31, 2007. Cash and cash equivalents at June 30, 2008 include $809,000 held by Kef Pharmaceuticals, Inc., and Lex Pharmaceuticals, Inc., two variable interest entities which are consolidated by MiddleBrook. Kef and Lex are entities affiliated with Deerfield Management, which entered into a transaction with the Company in November 2007, as discussed in Note 11 to the condensed consolidated financial statements. Kef and Lex did not have cash and cash equivalents at December 31, 2007.

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

Our investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/P1. We do not invest in auction rate securities. Due to our current liquidity needs we do not anticipate holding any security with a maturity greater than 6 months, and at June 30, 2008 and December 31, 2007 we held no security with a maturity greater than 90 days from those dates.

Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Cash Flow

The following table summarizes our sources and uses of cash and cash equivalents for the six month periods ending June 30, 2008 and 2007.

	Six Months Ended
	June 30,
	2008	2007

Net cash used in operating activities	$(10,471,000)	$(23,176,000)
Net cash provided by investing activities	(2,032,000)	(6,538,000)
Net cash provided by (used in) financing activities	20,805,000	21,137,000

Net increase (decrease) in cash and cash equivalents	$8,302,000	$(8,577,000)

	Six Months Ended
	June 30,
Operating Activities	2008	2007

Cash receipts:
Cash received from product sales	$5,056,000	$4,346,000
Interest income received and other	231,000	665,000

Total cash receipts	5,287,000	5,011,000

Cash disbursements:
Cash paid for employee compensation and benefits	4,446,000	6,619,000
Cash paid to vendors, suppliers, and other	11,312,000	21,568,000

Total cash disbursements	15,758,000	28,187,000

Net cash used in operating activities	$(10,471,000)	$(23,176,000)

Cash received from product sales in 2008 increased compared to 2007 as a result of higher product prices, as well as normal variability in the timing of orders and subsequent payment. Interest and other cash received in 2007 included one-time refunds of deposits totaling $298,000. Cash paid for employee-related costs reflects lower headcount in 2008 as compared to the prior year. Cash paid to vendors in 2007 includes costs to prepare the third party manufacturing site for MOXATAG production, as well as a one-time NDA filing fee.

	Six Months Ended
	June 30,
Investing Activities	2008	2007

Cash receipts:
Sale of marketable securities, net of purchases	$—	$500,000
Proceeds from sale of fixed assets	332,000	—

Total cash receipts	332,000	500,000

Cash disbursements:
Purchase of marketable securities	2,364,000	5,868,000
Property and equipment purchases and deposits	—	1,170,000

Total cash disbursements	2,364,000	7,038,000

Net cash used in investing activities	$(2,032,000)	$(6,538,000)

Investing activities in 2008 consisted of the sale of laboratory equipment that was no longer required, as well as the purchase of marketable securities. Investing activities in 2007 consisted of the purchase of equipment to be used for the manufacture of MOXATAG, as well as the purchase and sale of marketable securities.

	Six Months Ended
	June 30,
Financing Activities	2008	2007

Cash receipts:
Proceeds from private placement of common stock, net	19,915,000	22,412,000
Proceeds from exercise of stock options and warrants	890,000	58,000

Total cash receipts	20,805,000	22,470,000

Cash disbursements:
Payments on lines of credit	—	1,333,000

Total cash disbursements	—	1,333,000

Net cash provided by financing activities	$20,805,000	$21,137,000

The major financing activity in the first six months of 2008 was a private placement of common stock, which occurred in January, and generated net proceeds of $19.9 million. Additionally, primarily as a result of higher stock prices, option exercises increased from the prior year. In 2007, a private placement of common stock in April generated proceeds of $22.4 million in cash. Payments on lines of credit in 2007 related to the Merrill Lynch term loan, which was fully repaid in the fourth quarter of 2007.

Contractual Obligations and Other Commercial Commitments

We have entered into an agreement with Innovex, a division of Quintiles, for contract sales services. Innovex is providing sales representatives dedicated to promotion of the Keflex 750 product. We have a commitment to pay fees to Innovex to cover the costs of the sales force, as well as related expenses. We estimate this commercial commitment as an expense of approximately $4.0 million over the next twelve months. The agreement is cancelable at our option, which we would consider exercising if business conditions warrant it. The cost of termination would be approximately $0.4 million.

Since November 2007, we pay consignment payments and royalties to Deerfield at 20% of net Keflex revenues, with a minimum combined quarterly payment of $400,000. The combined 20% rate declined to 15% when we elected to make an extension payment, as defined in the agreements with Deerfield, of $1.35 million to Deerfield in June 2008.

Prospective Information

We expect to incur a loss from operations in 2008.  We believe our existing cash resources will be sufficient to fund our operations at least into the first quarter of 2009 at our planned levels of research, development, sales and marketing activities, barring unforeseen developments. However, we do not currently have the cash resources to fully fund the commercial launch of MOXATAG in early 2009 or to fund clinical trials of additional PULSYS product candidates.

Subsequent to the FDA’s approval for marketing of MOXATAG in January 2008, we explored various strategic alternatives, including licensing or development arrangements, the sale of some or all of our assets, partnering or other collaboration agreements, or a merger or other strategic transaction. On July 1, 2008, we announced that we had concluded its review of strategic alternatives with an agreement for a $100 million equity investment in the Company by EGI-MBRK, L.L.C. (EGI), an affiliate of Equity Group Investments, L.L.C. We entered into a definitive securities purchase agreement with EGI for the sale of 30,303,030 shares of MiddleBrook common stock at $3.30 per share and a five-year warrant to purchase a total of 12,121,212 shares of common stock at an exercise price of $3.90 per share. The transaction is expected to close assuming stockholder approval at a special meeting of stockholders scheduled for September 4, 2008. Should the equity transaction with EGI not be completed, we may, if possible, enter into arrangements with other parties to raise additional capital which would dilute the ownership of its equity investors. There can be no guarantee other financing will be available to us on acceptable terms or at all. If adequate funds are not available, we would be required to reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts, and effect changes to our facilities or personnel and may be forced to seek bankruptcy protection.

To minimize our cash requirements, we have continued our program of cost reductions including personnel reductions, postponement of PULSYS clinical development programs, and elimination of other discretionary spending. Our net cash requirements for 2008 will depend, among other things, on the cash received from sales of our existing non-PULSYS products (primarily sales of Keflex capsules in 250 mg, 500 mg and 750 mg strengths) and the cash expended for (1) cost of products sold, including royalties due to Eli Lilly on Keflex 750 net revenues and consignment and royalty payments due to Deerfield on all Keflex net revenues, (2) research and development spending, (3) sales and marketing expenses for Keflex 750 and MOXATAG, and (4) general and administrative expenses. Our cash receipts and cash expenditures assumptions for 2008 include the following: (1) continuation of Keflex 750 monthly prescriptions at the current 20,000 to 25,000 prescriptions per month rate (end-user demand), assuming no generic competitive product enters the market in 2008, (2) validation and manufacturing scale-up activities at our contract manufacturing site in Clonmel, Ireland, in preparation for the MOXATAG product launch, (3) research and development programs for PULSYS product candidates basically on hold unless and until additional financing is obtained, (4) a sales force of approximately 30 representatives, excluding the sales and marketing cost of a commercial launch of MOXATAG, and (5) continued focus on reductions in discretionary spending. We expect to incur a significant loss in 2008, as we expect that revenues from product sales will not be sufficient to fully fund our operating costs. These 2008 estimates are forward-looking statements that involve risks and uncertainties, and actual results could vary.

We have experienced significant losses since our inception in 2000, and as of June 30, 2008, we had an accumulated deficit of $212.8 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future. To date, the revenues we have recognized from our non-PULSYS products have been limited and have not been sufficient for us to achieve or sustain profitability. Our product revenues are unpredictable in the near term and may fluctuate due to many factors, many of which we cannot control, including the market acceptance of our products. If our products fail to achieve market acceptance, we would have lower product revenues which may increase our capital requirements.

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

Fair Value of Warrants (Derivative Liabilities)

As of June 30, 2008, the estimated fair value of warrant liabilities recorded on our balance sheet, which are related to the Deerfield transaction, was $7.9 million. We estimate the fair value of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including stock price volatility, risk-free interest rates, remaining term, and the closing price of our common stock. The determination of the fair value of the Deerfield warrants is most significantly affected by the change in the closing price of our common stock. The stock price volatility factor for the Deerfield warrants is not a risk exposure, as the volatility factor is fixed in the agreement. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Increase (Decrease) in
Fair Value of Derivative

10% increase in stock price	$960,000
20% increase in stock price	$1,920,000
20% increase in risk-free interest rate	$90,000
10% decrease in stock price	$(930,000)
20% decrease in stock price	$(1,890,000)
20% decrease in risk-free interest rate	$(60,000)

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2008, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business, except as discussed below.

In December 2003, Aventis and Aventis Pharmaceuticals Inc., now part of sanofi-aventis, brought an action against MiddleBrook Pharmaceuticals, Inc., then named Advancis Pharmaceutical Corp, alleging, in essence, that the Advancis corporate name was infringing the plaintiff’s trademark and sought injunctive relief. A trial was held in May 2005, and the Court’s decision, dated September 26, 2006, ruled in favor of sanofi-aventis. On June 28, 2007 the name change was completed pursuant to the Company’s jointly submitted Permanent Injunction and Order with sanofi-aventis of October 27, 2006, whereby the Company agreed to cease using the Advancis name by June 30, 2007.No monetary damages were associated with the decision, and the Company agreed to cease using the Advancis name by June 30, 2007. The Company implemented the name change on June 28, 2007, and there was no significant financial impact resulting from the change.

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

At our Annual Meeting of Stockholders, held on June 4, 2008, the following members were re-elected to the Board of Directors:

	Affirmative Votes	Votes Withheld

Term expiring in 2011:
Richard W. Dugan	41,790,584	229,500

In addition, the following directors had terms of office that continued after the Annual Meeting of Stockholders: R. Gordon Douglas, MD, James H. Cavanaugh, Ph.D., Wayne T. Hockmeyer, Ph.D., Edward M. Rudnic, Ph.D., Martin A. Vogelbaum, and Harold R. Werner.

The following proposals were approved at our Annual Meeting of Stockholders:

	Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes

Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008	41,875,864	14,083	130,137	—

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

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

Dated: August 14, 2008

EXHIBIT INDEX

Exhibit
Page
Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.