Form 10-Q
period 2008-09-30
MiddleBrook Pharmaceuticals, Inc.
filed 2008-11-14
CIK 1161924

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
None
(Former name, former address and former
fiscal year — if changed since last report)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 10, 2008, 86,420,100 shares of common stock of the Registrant were outstanding.

MIDDLEBROOK PHARMACEUTICALS, INC
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of the statements made under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, that involve risks and uncertainties. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “potential,” “estimate,” “will,” “may,” “predict,” “should,” “could,” “would” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the sections titled “Risk Factors,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2008, in this Quarterly Report on Form 10-Q, and in similar disclosures made by us from time to time in our other filings with the SEC. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC.
     MiddleBrook, MiddleBrook Pharmaceuticals (stylized), MiddleBrook Pharmaceuticals, Inc., PULSYS, MOXATAG and Keflex are our trademarks and have been registered in the U.S. Patent and Trademark Office or are the subject of pending U.S. trademark applications. Each of the other trademarks, tradenames or services marks appearing in this document belongs to its respective holder. As used herein, except as otherwise indicated by the context, references to “we,” “us,” “our,” or the “Company” refer to MiddleBrook Pharmaceuticals, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MIDDLEBROOK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$74,343,287	$1,951,715
Marketable securities	8,927,180	—
Accounts receivable, net	577,291	687,787
Inventories, net	418,859	687,933
Prepaid expenses and other current assets	1,564,270	1,142,905

Total current assets	85,830,887	4,470,340

Property and equipment, net	3,636,738	10,928,659
Restricted cash	872,180	872,180
Deposits and other assets	425,584	174,965
Intangible assets, net	11,691,442	7,219,651

Total assets	$102,456,831	$23,665,795

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,590,930	$1,659,752
Accrued expenses	4,945,014	5,613,544

Total current liabilities	7,535,944	7,273,296

Warrant liability	—	2,100,000
Deferred contract revenue	11,625,000	11,625,000
Deferred rent and credit on lease concession	955,214	1,177,840

Total liabilities	20,116,158	22,176,136

Noncontrolling interest	—	7,337,811

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 25,000,000 shares authorized, no shares issued or outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 225,000,000 shares authorized, and 86,420,100 and 46,748,748 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	864,201	467,488
Capital in excess of par value	306,743,136	189,019,188
Accumulated deficit	(225,303,861)	(195,334,828)
Accumulated other comprehensive income	37,197	—

Total stockholders’ equity (deficit)	82,340,673	(5,848,152)

Total liabilities, noncontrolling interest and stockholders’ equity (deficit)	$102,456,831	$23,665,795

The accompanying notes are an integral part of these consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Unaudited)

Product sales	$2,267,033	$3,144,532	$7,183,299	$7,598,127

Costs and expenses:
Cost of product sales	349,862	1,183,772	1,345,479	1,864,643
Research and development	6,897,496	5,509,093	14,269,580	18,485,164
Selling, general and administrative	7,004,237	6,475,742	15,694,671	20,473,947

Total expenses	14,251,595	13,168,607	31,309,730	40,823,754

Loss from operations	(11,984,562)	(10,024,075)	(24,126,431)	(33,225,627)

Interest income	171,587	126,655	386,673	481,855
Interest expense	—	(159,359)	—	(528,924)
Change in fair value of warrants	(954,000)	—	(6,714,000)	—
Other income	—	—	—	75,000

Loss including noncontrolling interest	(12,766,975)	(10,056,779)	(30,453,758)	(33,197,696)

Loss attributable to noncontrolling interest	304,695	—	484,725	—

Net loss	$(12,462,280)	$(10,056,779)	$(29,969,033)	$(33,197,696)

Basic and diluted net loss per share applicable to common stockholders	$(0.19)	$(0.22)	$(0.52)	$(0.78)

Shares used in calculation of basic and diluted net loss per share	64,648,881	46,650,833	58,021,114	42,831,867

The accompanying notes are an integral part of these consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
			Capital in		Other	Total
	Common		Excess of Par	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Value	Deficit	Income	Equity (Deficit)

	(Unaudited)

Balance at December 31, 2007	46,748,748	$467,488	$189,019,188	$(195,334,828)	$—	$(5,848,152)

Exercise of stock options	546,082	5,461	752,525	—	—	757,986
Issuance and remeasurement of stock options for services	—	—	69,195	—	—	69,195
Stock-based employee compensation expense	—	—	1,186,464	—	—	1,186,464
Proceeds from private placement of common stock, net of issuance expenses	8,750,001	87,500	19,827,502	—	—	19,915,002
Proceeds from private placement of common stock, net of issuance expenses (EGI)	30,303,030	303,030	95,725,002	—	—	96,028,032
Exercise of warrants	72,239	722	163,260	—	—	163,982
Comprehensive income (loss)
Net loss	—	—	—	(29,969,033)	—	(29,969,033)
Unrealized gain on marketable securities	—	—	—	—	37,197	37,197

Total comprehensive loss	—	—	—	—	—	(29,931,836)

Balance at September 30, 2008	86,420,100	$864,201	$306,743,136	$(225,303,861)	$37,197	$82,340,673

The accompanying notes are an integral part of these consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net loss	$(29,969,033)	$(33,197,696)
Adjustments to reconcile net income to net cash in operating activities:
Loss attributable to noncontrolling interest	(484,725)	—
Depreciation and amortization	5,850,326	3,447,503
Change in fair value of warrants	6,714,000	—
Stock-based compensation	1,255,659	1,971,687
Deferred rent and credit on lease concession	(222,626)	(48,393)
Amortization of discount/premium on marketable securities	(29,695)	(69,242)
Loss on disposal of fixed assets	968,189	—
Changes in:
Accounts receivable	110,496	(1,028,251)
Inventories	269,074	988,477
Prepaid expenses and other current assets	472,234	483,170
Deposits other than on property and equipment, and other assets	(250,619)	249,667
Accounts payable	931,178	705,533
Accrued expenses	(657,292)	(1,975,496)
Deferred product revenue	—	(189,000)

Net cash used in operating activities	(15,042,834)	(28,662,041)

Cash flows from investing activities:
Repurchase of Keflex® assets from Deerfield	(12,189,986)	—
Purchases of marketable securities	(11,240,288)	(5,867,519)
Sale and maturities of marketable securities	2,380,000	5,530,000
Purchases of property and equipment	(38,731)	(246,330)
Deposits on property and equipment	—	(1,150,624)
Proceeds from sale of fixed assets	472,409	—

Net cash used in investing activities	(20,616,596)	(1,734,473)

Cash flows from financing activities:
Proceeds from private placement of common stock, net of issue costs	115,943,034	22,412,260
Payments on lines of credit	—	(2,000,000)
Proceeds from exercise of common stock options	757,986	115,206
Proceeds from exercise of common stock warrants	163,982	—
Payment to settle warrant liability	(8,814,000)	—

Net cash provided by financing activities	108,051,002	20,527,466

Net increase (decrease) in cash and cash equivalents	72,391,572	(9,869,048)
Cash and cash equivalents, beginning of period	1,951,715	14,856,738

Cash and cash equivalents, end of period	$74,343,287	$4,987,690

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$474,613

Supplemental disclosure of noncash transactions:
Reclassification of liability related to early exercises of restricted stock to equity upon vesting of the restricted stock	$—	$18,632

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
     The Company has experienced significant operating losses since its inception in 2000. As of September 30, 2008, the Company had an accumulated deficit of $225.3 million. The process of developing and commercializing the Company’s products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with the Company’s general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. In January 2008, the Company received approval from the U.S. Food and Drug Administration (“FDA”) for marketing its lead product, MOXATAGTM (amoxicillin extended-release) Tablets, 775 mg and it expects to incur significant expenses preparing for the commercial launch of the product. To date, revenues recognized from Keflex® (immediate —release cephalexin) products have been limited and have not been sufficient for the Company to achieve or sustain profitability. The Company expects to incur a loss from operations in 2008 and 2009. The Company believes its existing cash resources will be sufficient to fund its operations at least into the second quarter of 2010 at its planned levels of research, development, sales and marketing activities, including the launch of MOXATAG™, barring unforeseen developments.
     Subsequent to the FDA’s approval for marketing of MOXATAG™ in January 2008, the Company explored various strategic alternatives, including licensing or development arrangements, the sale of some or all of the Company’s assets, partnering or other collaboration agreements, or a merger or other strategic transaction. On July 1, 2008, the Company announced that it had concluded its review of strategic alternatives with an agreement for a $100 million equity investment in the Company by EGI-MBRK, L.L.C. (“EGI-MBRK”), an affiliate of Equity Group Investments, L.L.C. The Company entered into a definitive securities purchase agreement with EGI-MBRK for the sale of 30,303,030 shares of MiddleBrook common stock at $3.30 per share and a five-year warrant to purchase a total of 12,121,212 shares of common stock at an exercise price of $3.90 per share. The transaction (“EGI Transaction”) was subject to stockholder approval and closed on September 4, 2008. A portion of the proceeds received from EGI-MBRK was used to repurchase those certain Keflex® (immediate-release cephalexin) assets sold and assigned to two Deerfield affiliates, Kef Pharmaceuticals, Inc. (“Kef”) and Lex Pharmaceuticals, Inc. (“Lex”) (collectively, Deerfield, Kef and Lex are hereinafter referred to as the “Deerfield Entities”) by purchasing all of the outstanding capital stock of both Kef and Lex. See Note 11, “Noncontrolling Interest - Deerfield Transaction,” and Note 19, “Equity Group Investments Transaction” for more details of the transactions.
2. Summary of Significant Accounting Policies
Consolidation
          The condensed consolidated financial statements include the accounts of the Company, together with the accounts of Kef and Lex , two variable interest entities for which MiddleBrook was the primary beneficiary as defined by FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). Kef and Lex are legal entities that were formed in November 2007 by Deerfield Management, a stockholder and affiliate of MiddleBrook, (“Deerfield”) which purchased certain non-PULSYS® Keflex® assets from the Company including Keflex® product inventories. Additionally, the Company assigned certain intellectual property rights, solely relating to its existing, non-PULSYS® Keflex (immediate-release cephalexin) business to Kef and Lex. See Note 11, “Noncontrolling Interest — Deerfield Transaction” for a discussion of the transaction. All significant intercompany accounts and transactions between MiddleBrook and the two variable interest entities, Kef and Lex, have been eliminated through September 4, 2008. The Keflex® assets were repurchased from Deerfield on September 4, 2008 by purchasing all of the outstanding capital stock of both Kef and Lex as agreed to in an agreement, dated July 1, 2008 (the “Deerfield Agreement”), entered into with Deerfield and certain of its affiliates including Kef and Lex (collectively, the “Deerfield Entities”). After the repurchase of the Keflex® assets from the Deerfield Entities, the balances of the accounts remain fully consolidated as part of the Company.
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

Revenue Recognition
     Product sales revenue, net of estimated provisions, is recognized when persuasive evidence that an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Provisions for sales discounts, and estimates for chargebacks, rebates, and product returns are established as a reduction of product sales revenue at the time revenues are recognized, based on historical experience adjusted to reflect known changes in the factors that impact these reserves. These factors include current contract prices and terms, estimated wholesaler inventory levels, remaining shelf life of product, and historical information for similar products in the same distribution channel.
     Contract revenues include license fees and milestone payments associated with collaborations with third parties. Revenue from non-refundable, upfront license fees where the Company has continuing involvement is recognized ratably over the development or agreement period.
     Deferred contract revenue represents cash received in excess of revenue recognized. See “Note 3 — Revenue and Deferred Revenue” for discussion of deferred contract revenue related to the terminated collaboration with Par Pharmaceutical.
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
Cash and Cash Equivalents
     Cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate bonds. At September 30, 2008 and December 31, 2007, the Company maintained all of its cash and cash equivalents in three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such cash balances.
Restricted Cash
     In conjunction with the lease of its corporate, research and development facilities, the Company provided the landlord with letters of credit that were collateralized with restricted cash deposits in the amounts of $872,180 at September 30, 2008 and December 31, 2007. These deposits are recorded as non-current restricted cash at September 30, 2008 and December 31, 2007.
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
     As discussed above under “Consolidation,” inventories were sold on November 7, 2007 to Kef and Lex, affiliates of Deerfield Management, and then reacquired as of September 4, 2008. While the Keflex® assets were owned by Kef and Lex, the entities were considered variable interest entities and were consolidated with the Company in accordance with FIN 46R, resulting in no change in the accounting policies or basis for inventories.
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

Intangible Assets
     Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The Keflex® brand rights were being amortized over 10 years, prior to September 4, 2008, the Keflex® non-compete agreement with Eli Lilly and Company was being amortized over five years, and certain acquired patents are amortized over 10 years. The Company does not have identifiable intangible assets with indefinite lives. The Keflex® brand name and other intangible assets were acquired for marketing purposes, and the related amortization is charged to selling expense. In November 2007, the Company sold its Keflex® brand rights to affiliates of Deerfield Management, as discussed further in Note 11,“Noncontrolling Interest — Deerfield Transaction”. The Company retained the right to repurchase, at a predetermined price, the Keflex® intangible assets at a future date, as well as to continue to utilize the Keflex® trademark and other intangible assets in order to continue to operate its Keflex® business. As discussed above under “Consolidation,” Kef and Lex were consolidated with MiddleBrook in accordance with FIN 46R, and there was no change in the accounting policies or basis for intangible assets.
     Utilizing the retained repurchase right, the Company repurchased the Keflex® assets from Deerfield as of September 4, 2008 by purchasing all of the outstanding capital stock of both Kef and Lex with a portion of the proceeds from the EGI Transaction. As a result of the repurchase, the Company has a new basis in the intangible asset of $11,757,529 which is now being amortized over 12 years to coincide with expiry date of certain patents owned by the Company. The Company intends to utilize these patents for Keflex® PULSYS.
     Patents are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the patents. The Company periodically reviews the carrying value of patents to determine whether the carrying amount of the patent is recoverable. For the year ended December 31, 2007, there were no adjustments to the carrying values of patents. During the quarter ended September 30, 2008, the carrying amount of the Keflex® intangible assets along with the estimated useful life was adjusted in connection with its repurchase from Deerfield. See Note 11, “Noncontrolling Interest — Deerfield Transaction” and Note 19, “Equity Group Investments Transaction” for additional information.
Impairment of Long-Lived Assets
     SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) establishes accounting standards for the impairment of long-lived assets. The Company reviews its long-lived assets, including property and equipment and intangible assets that had been owned by variable interest entities included in the condensed consolidated balance sheet, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized. There were no indications of impairment through September 30, 2008, and consequently there were no impairment losses recognized in 2008, or prior periods. If the Company is not able to carry out its business plans, there is the potential that this will be an indicator of an event or change in circumstances under SFAS 146 that would require the Company to perform an impairment analysis, and ultimately may result in impairment of the long-lived assets.
Leases
     The Company leases its office and laboratory facilities under operating leases. Lease agreements may contain provisions for rent holidays, rent escalation clauses or scheduled rent increases, and landlord lease concessions such as tenant improvement allowances. The effects of rent holidays and scheduled rent increases in an operating lease are recognized over the term of the lease, including the rent holiday period, so that rent expense is recognized on a straight-line basis. For lease concessions such as tenant improvement allowances, the Company records a deferred rent liability included in “Deferred rent and credit on lease concession” on the balance sheet and amortizes the deferred liability on a straight-line basis as a reduction to rent expense over the term of the lease. The tenant improvements are capitalized as leasehold improvements and are amortized over the shorter of the economic life of the improvement or the lease term (excluding optional renewal periods). Amortization of leasehold improvements is included in depreciation expense. The Company’s leases do not include contingent rent provisions. For leased facilities where the Company has ceased use for a portion or all of the space, the Company accrues a loss if the cost of the leased space is in excess of market rates for potential sublease income. During the third quarter of 2008, the Company recorded a loss for the leasehold improvements on the laboratory space in its corporate headquarters in Maryland. The laboratory portion of the building is not being utilized, and the Company has hired a commercial real estate broker to assist in finding a sublessor. Refer to Note 6, “Property and Equipment” for additional information.
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

Warrant Liabilities
     Warrants may be classified as assets or liabilities, temporary equity, or permanent equity, depending on the terms of the specific warrant agreement. Warrants are evaluated under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” If the instrument is not governed by SFAS 150, then it is reviewed to determine whether it meets the definition of a derivative under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” or whether the warrant would meet the definition of equity under the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Financial instruments such as warrants that are classified as permanent or temporary equity are excluded from the definition of a derivative for purposes of SFAS 133. Financial instruments, including warrants, that are classified as assets or liabilities are considered derivatives under SFAS 133, and are marked to market at each reporting date, with the change in fair value recorded in the income statement. Based on a review of the provisions of its warrant agreements, the Company has determined that the warrants it issued in November 2007 should be accounted for as liabilities and marked to market at each reporting date, while its remaining warrants should be classified as permanent equity. The warrants issued in November 2007 were repurchased as part of the Deerfield and EGI transactions for $8,814,000. See Note 11, “Noncontrolling Interest — Deerfield Transaction” and Note 19, “Equity Group Investments Transaction” for additional information.
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
Earnings Per Share
     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of potential common shares outstanding during the period, including outstanding stock options, is measured by the treasury stock method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company incurred net losses for the three and nine month periods ended September 30, 2008 and 2007, and accordingly, did not assume exercise of any of the Company’s outstanding stock options, or warrants, because to do so would be antidilutive.
     The following are the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	September 30,
(Number of Underlying Common Shares)	2008	2007

Stock options	12,168,056	5,095,112
Warrants	25,561,581	10,012,607

Total	37,729,637	15,107,719

Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company did not elect the fair value option under SFAS 159 for any of its financial assets or liabilities upon adoption.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in the business combination. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R will be applied prospectively. The adoption of SFAS 141R should have minimal, if any, impact on its results of operations and financial condition.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The Statement also requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 will be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its presentation and disclosures of results of operations and financial condition.
     In February 2008, the FASB issued a FASB Staff Position, or FSP, to defer the effective date of SFAS No. 157 , “Fair Value Measurements,” (“SFAS 157”), for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP, FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The delay is intended to provide the Board additional time to consider the effect of certain implementation issues that have arisen from the application of SFAS 157 to these assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its results of operations and financial condition.
     In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of FAS 157 in a market that is not active. FSP 157-3 was effective for the Company at September 30, 2008, and the effect of adoption on the Company’s financial position and results of operations was not material.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company as of January 1, 2009. The Company is currently assessing the impact of SFAS 161 on its consolidated financial statements.
3. Revenue and Deferred Revenue
     Product Sales. The Company records revenue from sales of pharmaceutical products under the Keflex® brand. The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 50.3%, 34.2%, and 10.1% of the Company’s net revenues from product sales in the nine month period ended September 30, 2008.
     Deferred Revenue: Collaboration with Par Pharmaceutical for Amoxicillin PULSYS®. In May 2004, the Company entered into an agreement with Par Pharmaceutical (“Par”) to collaborate in the further development and commercialization of a PULSYS®-based amoxicillin product. Under the terms of the agreement, the Company conducted the development program, including the manufacture of clinical supplies and the conduct of clinical trials, and was responsible for obtaining regulatory approval for the product. The Company was to own the product trademark and was to manufacture or arrange for supplies of the product for commercial sales. Par was to be the sole distributor of the product. Both parties were to share commercialization expenses, including pre-marketing costs and promotion costs, on an equal basis. Operating profits from sales of the product were also to be shared on an equal basis. Under the agreement, the Company received an upfront fee of $5,000,000 and a commitment from Par to fund all further development expenses. Development expenses incurred by the Company were to be partially funded by quarterly payments aggregating $28 million over the period of July 2004 through October 2005, of which up to $14 million would have been contingently refundable.
     On August 3, 2005, the Company was notified by Par that Par decided to terminate the companies’ amoxicillin PULSYS® collaboration agreement. Under certain circumstances, the termination clauses of the agreement may entitle Par to receive a share of net profits up to one-half of their cumulative $23,250,000 funding of the development costs of certain amoxicillin PULSYS® products, should a product covered by the agreement be successfully commercialized. Accordingly, in 2005 the Company retained deferred revenue of $11,625,000 related to the agreement, and accelerated the recognition into current revenue of the remaining balance of $2,375,000 of deferred reimbursement revenue. The Company received approval for marketing of MOXATAG™ from the FDA on January 23, 2008. If MOXATAG™ is successfully commercialized and if it generates net profits, as defined, the balance of deferred revenue would be reduced as payments for a share of net profits are made to Par, if circumstances warrant.
4. Accounts Receivable
     Accounts receivable, net, consists of the following:

	September 30,	December 31,
	2008	2007
Accounts receivable for product sales, gross	$1,149,128	$1,290,630
Allowances for rebates, discounts and chargebacks	(571,837)	(602,843)

Accounts receivable for product sales, net	$577,291	$687,787

     The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 50.9%, 33.9%, and 11.1% of the Company’s accounts receivable for product sales as of September 30, 2008.

5. Inventories
     Inventories, net, consist of the following:

	September 30,	December 31,
	2008	2007
Finished goods	$457,779	$1,692,334
Reserve for obsolete and slow-moving inventory	(38,920)	(1,004,401)

Inventories, net	$418,859	$687,933

     The Company periodically reviews its product inventories on hand. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable. During the nine months ended September 30, 2008, the Company increased its reserve for obsolete and slow-moving inventories by $317,900, which was recorded as a component of cost of product sales. The majority of the obsolete and slow-moving product inventories was physically destroyed during the period, and accordingly, the recorded amounts for gross inventories of finished goods as well as the related reserve for obsolete and slow-moving inventory were reduced. There were no obsolete inventory stocks on hand at September 30, 2008.
     On November 7, 2007, the Company entered into a transaction with Deerfield Management, as described further in Note 11, “Noncontrolling Interest — Deerfield Transaction.” As part of the transaction, the Company sold its entire inventory of Keflex® products to Deerfield. Under the transaction agreements, which include an inventory consignment agreement, the Company continued to operate its Keflex® business, and purchased consigned inventory from Deerfield as necessary to fulfill customer orders. The Company exercised its repurchase right, and re-acquired all the inventories from Deerfield on September 4, 2008, in connection with the EGI Transaction.
6. Property and Equipment
     Property and equipment consists of the following:

	Estimated Useful Life	September 30,	December 31,
	(Years)	2008	2007
Construction in progress	n/a	$—	$46,752
Computer equipment	3	27,023	1,038,543
Furniture and fixtures	3-10	834,472	1,405,918
Equipment	3-10	3,389,967	11,401,691
Leasehold improvements	Shorter of economic
	lives or lease term	9,217,127	9,292,903

Subtotal		13,468,589	23,185,807
Less — accumulated depreciation		(9,831,851)	(12,257,148)

Property and equipment, net		$3,636,738	$10,928,659

     During the nine months ended September 30, 2008, the Company auctioned numerous pieces of research and development equipment with a net book value of $2.3 million and received proceeds of $1.4 million, resulting in a loss of $968,189 which is recorded in Research and development on the condensed consolidated statement of operation. For the three month period ended September 30, 2008, the Company recorded $951,015 of the loss.
     In connection with the disposal of the research and development equipment combined with obtaining a commercial real estate broker to assist with subleasing the facility, the laboratory section of which is currently not being used, the Company reviewed the need for a possible impairment. As a result of the review in accordance with SFAS 146, the Company has determined that it would not be able to recover the costs associated with the leasehold improvements in the laboratory section of the facility upon entering a sublease. As such, the leasehold improvements specifically identified with that portion of the facility has been deemed impaired and a $3.1 million charge has been recorded in Research and development within the condensed consolidated statements of operation.

7. Intangible Assets
     Intangible assets at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Keflex® intangible asset — reacquired	$11,757,529	$(81,087)	$11,676,442
Non-Keflex® patents acquired	120,000	(105,000)	15,000

Intangible assets	$11,877,529	$(186,087)	$11,691,442

	December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Keflex® brand rights — original acquisition	$10,954,272	$(3,834,012)	$7,120,260
Keflex® non-compete agreement	251,245	(175,854)	75,391
Patents acquired	120,000	(96,000)	24,000

Intangible assets	$11,325,517	$(4,105,866)	$7,219,651

     Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The Keflex® brand rights were being amortized over 10 years, prior to September 4, 2008, the non-compete agreement with Eli Lilly and Company was being amortized over 5 years, and certain acquired patents are amortized over 10 years. Since the reacquisition of the Keflex® intangible assets from Deerfield on September 4, 2008 by purchasing all of the outstanding capital stock of both Kef and Lex., the assets are being amortized over 12 years, to coincide with patents associated with the PULSYS® technology.
     Amortization expense for acquired intangible assets with definite lives was $202,676 and $781,514 for the three and nine month periods ended September 30, 2008 and $289,419 and $868,257 for the three and nine month periods ended September 30, 2007, respectively. The 2008 balances include amortization expense that was recorded in the consolidated financial statements for the Keflex® intangible assets while they were owned by Kef and Lex. The gross carrying amounts for these assets were eliminated from the Company’s balance sheet and replaced by the value at which they were repurchased from Deerfield on September 4, 2008. For the year ending December 31, 2008 and for the next four years, annual amortization expense for acquired intangible assets is expected to be approximately $1.1 million per year for 2008, and approximately $1.0 million per year from 2009 thereafter for the life of the patents.
     In November 2007, the Company sold its Keflex® intangible assets to affiliates of Deerfield, as discussed further in Note 11, “Noncontrolling Interest — Deerfield Transaction”. The Company retained the right to repurchase, at a predetermined price, the intangible assets sold at a future date, as well as to continue to utilize the Keflex® trademark and other intangible assets in order to continue to operate its Keflex® business. As discussed in Note 2 under “Consolidation,” the Deerfield affiliates are consolidated with MiddleBrook in accordance with FIN 46R, and there was no change in the accounting policies or basis for intangible assets. The Company exercised its right to repurchase the Keflex® intangible and associated assets in conjunction with the EGI Transaction on September 4, 2008. See Note 19, “Equity Group Investments Transaction.”
8. Accrued Expenses
     Accrued expenses consist of the following:

	September 30,	December 31,
	2008	2007
Product returns	$1,261,626	$1,414,507
Research and development expenses	936,032	731,273
Severance — current portion	472,854	190,317
Facilities sublease	343,685	589,587
Professional fees	293,576	475,392
Employee bonus	290,623	1,255,357
Product royalties	164,569	231,211
Insurance and benefits	118,254	240,577
Sales and marketing expense	114,723	127,890
Other expenses	949,072	357,433

Total accrued expenses	$4,945,014	$5,613,544

Accrued Severance

	Balance at
	December 31,		Balance at
Accrued Severance — 2008 Activity	2007	Cash Paid	September 30, 2008

2007 Workforce Reduction	$190,317	$(171,285)	$19,032

9. Borrowings
     On June 30, 2006, the Company entered into a $12 million senior secured credit facility with Merrill Lynch Capital, consisting of an $8 million term loan (“Term Loan”) and a $4 million revolving loan facility (“Revolving Loan”). The entire $8 million Term Loan was borrowed at closing. The Company never utilized the Revolving Loan. In the nine-month period ended September 30, 2007, the Company made principal payments totaling $2.0 million on the term loan. On November 8, 2007, the Company repaid the outstanding Merrill Lynch Capital loan balance in full, using a portion of the proceeds from the transaction with Deerfield Management, as discussed further in Note 11, “Noncontrolling Interest — Deerfield Transaction.”
10. Warrant Liability
     In November 2007, the Company issued warrants for the purchase of 3,000,000 shares of its common stock to Deerfield Management in connection with the sale of certain non-PULSYS® Keflex® tangible and intangible assets (see Note 11). The warrants were exercisable immediately upon issuance for a period of six years. The warrant agreement contained provisions for cash settlement under certain conditions, including a major asset sale or acquisition in certain circumstances, which was available to the warrant holders at their option. As a result, the warrants could not be classified as permanent equity under the requirements of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and were instead classified as a liability at their contractual fair value in the accompanying condensed consolidated balance sheet. Upon issuance of the warrants in November 2007, the Company recorded the warrant liability at is initial fair value of $2,580,000 based on the Black-Scholes option-pricing model, using the following assumptions: exercise price of $1.38, expected life of 6.0 years, expected volatility of 65.0% (contractual volatility rate fixed for the life of the warrant agreement), risk-free interest rate of 3.90%, and dividend yield of 0%. In accordance with the anti-dilution terms of the warrant, the exercise price was adjusted, effective January 28, 2008, to $1.34.
     Equity derivatives not qualifying for permanent equity accounting are recorded at fair value and remeasured at each reporting date until the warrants are exercised or expire. Changes in the fair value of the warrants issued in November 2007 were reported in the condensed consolidated statement of operations as non-operating income or expense.
     As discussed in Note 19, “Equity Group Investments Transaction,” the Company settled the warrant liability for $8,814,000 in connection with the closing of the EGI transaction discussed therein.
11. Noncontrolling Interest — Deerfield Transaction
     On November 7, 2007, the Company entered into a series of agreements with Deerfield which provided for a potential capital raise of up to $10 million in cash. The agreement consisted of two potential closings, with the first closing occurring upon the signing of the agreements (for $7.5 million in gross proceeds, less $0.5 million in transaction expenses) and the second closing (for an additional $2.5 million in gross proceeds) occurring at the Company’s option, contingent upon FDA approval of the Company’s New Drug Application for the amoxicillin PULSYS® adult product. The agreements were designed to provide the Company with financial flexibility.
First Closing
     At the transaction’s first closing, the Company sold certain assets, including Keflex® product inventories, and assigned certain intellectual property rights, relating only to its existing, non-PULSYS® cephalexin business, to two Deerfield affiliates, Kef and Lex . Under the terms of the agreement, $7.5 million was received by the Company on November 8, 2007 for the first closing, and the Company reimbursed Deerfield $0.5 million for transaction-related expenses. Approximately $4.6 million of those proceeds was used to fully repay the outstanding Merrill Lynch Capital loan balance, with the remainder available for general corporate purposes. Pursuant to a consignment of those assets and license of those intellectual property rights back to the Company, the Company continued to operate its existing cephalexin business, subject to consignment and royalty payments to Deerfield of 20% of net sales, subject to a minimum quarterly payment of $0.4 million. In addition, the Company granted to Deerfield a six-year warrant to purchase 3.0 million shares of the Company’s common stock at $1.38, the closing market price on November 7, 2007. In accordance with the anti-dilution terms of the warrant, the exercise price was adjusted, effective January 28, 2008, to $1.34.

Second Closing
     The agreements provided for a second closing for $2.5 million, at the Company’s option, until June 30, 2008. The Company did not exercise the option for a second closing, and the option expired June 30, 2008.
Repurchase Right
     Deerfield also granted the Company the right to repurchase all of the assets and rights sold and licensed by the Company to Deerfield by purchasing all of the outstanding capital stock of both Kef and Lex. The Company was not contractually or economically compelled to complete the repurchase pursuant to this agreement. The Company’s purchase rights had been extended from June 30, 2008 to December 31, 2008 by the Company’s payment in June 2008 of a $1.35 million extension payment to Deerfield. The Company exercised this right on September 4, 2008, based on an agreement entered into with Deerfield on July 1, 2008 (Deerfield Agreement), and as a condition of certain other agreements entered into by the Company on July 1, 2008 with EGI-MBRK. The Company purchased all of the outstanding capital stock of Kef and Lex for $11.0 million, plus the value of the assets of the entities including cash and inventory. The purchase was funded with a portion of the proceeds received from the sale of common stock to EGI on September 4, 2008. See Note 19, “Equity Group Investments Transaction”
     The $1.35 million payment was applied towards the aggregate purchase price of $11.0 million when the Company acquired the Kef and Lex entities on September 4, 2008.
Variable Interest Entities and FIN 46R Consolidation
     In connection with the November 2007 transaction between Deerfield and the Company, Deerfield established two new legal entities, Kef and Lex, to hold the Keflex® tangible and intangible assets. Affiliates of Deerfield owned 100 percent of the voting interests in the two entities until the purchase of 100 percent of the stock of Kef and Lex by the Company in September 2008. In accordance with FIN 46R, the Company’s management evaluated whether Kef and Lex were variable interest entities and, if so, whether there was a primary beneficiary with a controlling financial interest. A key characteristic of a controlling financial interest is the equity holder’s ability to make important decisions with respect to the ongoing activities. Because the Company is making the important decisions with respect to the ongoing activities involving the assets owned by Kef and Lex, the Kef and Lex entities were determined to be variable interest entities for this characteristic. Another characteristic of a controlling financial interest is whether the equity holders of the entities have the obligation to absorb the expected losses of the entity or to receive the expected residual returns of the entity. Because the Company had a fixed price repurchase option, the equity holders in Kef and Lex did not have rights to all of the residual returns of the entities and Kef and Lex were determined to be variable interest entities for this characteristic. Management used a qualitative analysis to determine whether Deerfield or the Company was the primary beneficiary of the entities. The Company was determined to be the primary beneficiary, since it is the party exposed to the majority of the risks. Thus, the Company consolidated the financial condition and results of operations of Kef and Lex in accordance with FIN 46R. Accordingly, the loss of $304,695 for the nine months ended September 30, 2008, attributable to the noncontrolling interest (the losses of Kef and Lex) has been deducted from the net loss in the condensed consolidated statement of operations, and the noncontrolling interest holders’ ownership interest in Kef and Lex in the condensed consolidated balance sheet had been reduced by the losses of Kef and Lex prior to the reacquisition of the entities.
12. Private Placement of Common Stock — January 2008
     In January 2008, the Company closed a private placement of 8,750,001 shares of its common stock and warrants to purchase 3,500,001 shares of common stock, at a price of $2.40 per unit. Each unit consists of one share of the Company’s common stock and a warrant to purchase 0.40 shares of common stock. The transaction raised approximately $21.0 million in gross proceeds and $19.9 million in proceeds, net of expenses. The warrants have a five-year term and an exercise price of $3.00 per share. Based on a review of the provisions of its warrant agreements and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company has determined that the warrants it issued in January 2008 should be classified as permanent equity. Pursuant to the terms of the registration rights agreement, the Company filed with the SEC a registration statement covering the resale of common stock. The registration rights agreement provides that if the initial registration statement is not effective within 120 days of closing, or if the Company does not subsequently maintain the effectiveness of the initial registration statement or any additional registration statements, then in addition to any other rights the investor may have, the Company will be required to pay the investor liquidated damages, in cash, equal to 1.0 percent per month of the aggregate purchase price paid by such investor. Maximum aggregate liquidated damages payable to an investor are 20 percent of the aggregate amount paid by the investor. The SEC declared the Company’s Form S-3 effective on February 11, 2008, which was within 120 days of closing.

13. Stock Option Plan
     The Company currently grants stock options under the Stock Incentive Plan (the “Plan”). The number of shares available for issuance under the Plan is 16,348,182. An amendment to the Plan to increase the number of shares of Common Stock available for grant thereunder by 7,000,000 shares (the “Plan Amendment”), was approved by the stockholders as of September 4, 2008, in conjunction with the EGI Transaction.
     Options granted under the Plan may be incentive stock options or non-statutory stock options. Stock purchase rights may also be granted under the Plan. Incentive stock options may only be granted to employees. The compensation committee of the Board of Directors determines the period over which options become exercisable. Options granted to employees and consultants normally vest over a 4-year period. Options granted to directors, upon their initial appointment or election, vest monthly over periods of 36 months. Annual director and advisor grants vest monthly over 12 months. Director and advisor grants are exercisable on the date of grant but are restricted, subject to repurchase until vested. The exercise price of incentive stock options and non-statutory stock options shall be no less than 100% of the fair market value per share of the Company’s common stock on the date immediately preceding the grant date. The term of all option grants is 10 years. As of September 30, 2008, there were 1,717,672 shares of common stock available for future option grants.
     In September 2008, the Company’s Board of Directors approved the Company’s New Hire Incentive Plan (the “New Hire Incentive Plan”) that provides for the issuance of non-qualified stock options to new hires as a material inducement for them to accept employment with the Company. As of September 30, 2008, no options were issued pursuant to the New Hire Incentive Plan.
     The following table summarizes the activity of the Company’s stock option plan for the nine months ended September 30, 2008:

	Number of	Weighted-Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Remaining Term	Value

Outstanding, December 31, 2007	4,774,206	$4.18

Granted	8,177,801	2.20

Exercised	(546,082)	1.39

Cancelled	(237,869)	3.77

Outstanding, September 30, 2008	12,168,056	$2.98	8.8	$229,477

Exercisable, September 30, 2008	3,631,130	$4.89	6.6	$221,671

     The total intrinsic value of options exercised during the nine months ended September 30, 2008 was $1,356,206. Cash received by the Company upon the issuance of shares from option exercises was $757,986. The Company’s policy is to issue new shares of common stock to satisfy stock option exercises.
     A summary of the Company’s nonvested options as of and for the nine months ended September 30, 2008 is presented below:

	Number of	Weighted
	Nonvested Stock	Average Grant
	Options	Date Fair Value
Outstanding, December 31, 2007	1,372,676	$1.85

Granted	8,177,801	1.47

Vested	(667,130)	2.11

Forfeited	(165,585)	1.91

Outstanding, September 30, 2008	8,717,762	$1.47

14. Stock-Based Compensation
     The Company has recorded stock-based compensation expense for the grant of stock options to employees and to nonemployee consultants as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Stock-based Compensation Expense:	2008	2007	2008	2007
Employees:

SFAS 123R fair-value method	$479,043	$676,754	$1,186,464	$1,947,455

Nonemployees:

Amortization and remeasurement of variable stock-based compensation	(14,595)	4,647	69,261	24,232

Total	$464,448	$681,401	$1,255,725	$1,971,687

Research and development expense	$112,118	$224,076	$422,411	$775,430

Selling, general and administrative expense	352,330	457,325	833,314	1,196,257

Total	$464,448	$681,401	$1,255,725	$1,971,687

     The weighted average fair value of options granted to employees during the nine months ended September 30, 2008 and 2007 was $1.47 and $1.80 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for grants in 2008 and 2007:

	September 30,
	2008	2007
Expected term (in years)	6.25	6.25
Risk-free interest rate	2.89%	4.79%
Volatility	73.0%	75.0%
Dividend yield	0%	0%
          Nonemployees. The Company has recorded stock-based compensation expense for options granted to nonemployees, including consultants, Scientific Advisory Board (SAB) members and contracted sales representatives based on the fair value of the equity instruments issued. Stock-based compensation for options granted to nonemployees is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company recognizes an expense for such options throughout the performance period as the services are provided by the nonemployees, based on the fair value of the options at each reporting period. The options are valued using the Black-Scholes option pricing model. For graded-vesting options, a final measurement date occurs as each tranche vests.
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
16. Income Taxes
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies the criteria that an individual tax position must satisfy for some or all of the tax benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The implementation of FIN 48 had no impact on the Company’s financial statements, as the Company has no unrecognized tax benefits.
     The Company is primarily subject to U.S federal and Maryland state corporate income tax. All tax years from the Company’s inception in 2000 remain open to examination by U.S. federal and state authorities.
     The Company’s policy is to recognize interest related to income tax matters, if any, in interest expense and penalties related to income tax matters, if any, in operating expenses. As of January 1 and September 30, 2008, the Company had no accruals for interest or penalties related to income tax matters.

17. Commitments and Contingencies
Royalties
     In the event the Company is able to develop and commercialize a PULSYS®-based Keflex® product, another cephalexin product relying on the acquired NDAs, or other pharmaceutical products using the acquired trademarks, Eli Lilly will be entitled to royalties on these new products. In 2006 the Company launched its Keflex® 750 mg product, which is covered by the agreement and is subject to a royalty on net sales, as defined, of 10 percent. Royalties are payable on a new product-by-new product basis for five years following the first commercial sale for each new product, up to a maximum aggregate royalty per calendar year. All royalty obligations with respect to any defined new product cease after the fifteenth anniversary of the first commercial sale of the first defined new product.
     On November 7, 2007, the Company closed an agreement with Deerfield. The Company sold certain assets, and assigned certain intellectual property rights, relating only to its existing cephalexin business, excluding cephalexin PULSYS®, to Deerfield for $7.5 million (less a $0.5 million payment to Deerfield). Pursuant to an inventory consignment agreement and license of those intellectual property rights back to the Company, the Company continued to operate its existing cephalexin business, subject to consignment and royalty payments to Deerfield of 20% of net sales. Regardless of the level of net sales, the minimum combined consignment and royalty payment was $0.4 million for each calendar quarter. Consignment and royalty payments due to affiliates of Deerfield Management from MiddleBrook were eliminated in the condensed consolidated balance sheet and condensed consolidated statement of operations in accordance with FIN 46R. In conjunction with the EGI Transaction, the Company exercised its right to repurchase the Keflex® intangible and associated assets from Deerfield. As part of the Deerfield Agreement, the Company repurchased the royalty stream from Deerfield.
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
     In August 2007, Eli Lilly and Company provided notice of a legal matter relating to Keflex® (immediate-release cephalexin) to the Company. A product liability claim was filed by Jamie Kaye Moore against Eli Lilly, Teva Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on March 28, 2007. The claim alleges injury from ingestion of some form of Keflex®. Lilly has determined through discovery that Ms. Moore did not take branded Keflex® but rather took generic cephalexin manufactured by codefendant Teva. Lilly filed a Motion for Summary Judgment on the grounds that plaintiff did not take a Lilly product. That Motion is pending with the court. As the matter remains unresolved, Lilly is not currently requesting indemnification from the Company.
     In September 2008, Eli Lilly and Company provided notice of a legal matter relating to Keflex® (immediate-release cephalexin) to the Company. A product liability claim was filed by the Estate of Jackie D. Cooper against Eli Lilly, Mylan Inc., f/k/a Mylan Laboratories, Inc., Mylan Bertek Pharmaceuticals, Inc. and Mylan Pharmaceuticals, Inc. on August 7, 2008. The claim alleges injury from ingestion of some form of Phenytoin and/or Keflex®. Lilly has filed preliminary objections to the complaint, and has also requested prescription and other records, in order to determine whether the plaintiff ingested brand or generic cephalexin and which manufacturer might be involved. Since the identity of the manufacturer is not known, Lilly is not currently requesting indemnification from the Company.
18. Fair Value Measurements
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. Under FAS No. 159, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FAS 115” (“SFAS 159”), for any of its financial assets or liabilities.

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
          As of September 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets consisted of high quality short-term commercial paper, for which fair value is measured based on inputs that are derived principally from or corroborated by observable market data. The Company currently does not have non-financial assets that are required to be measured at fair value on a recurring basis.

	Fair Value Measurement at September 30, 2008
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

Marketable securities	$—	$8,927,180	$—

Total	$—	$8,927,180	$—

     As of September 30, 2008, the Company did not hold any liabilities that are required to be measured at fair value on a recurring basis. For previously held liabilities, the Company made use of observable market based inputs to calculate fair value, in which case the measurements were classified within Level 2. The Company currently does not have non-financial liabilities that are required to be measured at fair value on a recurring basis.

Fair Value Measurement at September 30, 2008
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Liability	Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Warrant liability	$—	$—	$—

Total	$—	$—	$—

19. Equity Group Investments Transaction
     On July 1, 2008, the Company entered into a Securities Purchase Agreement with EGI-MBRK, under which the Company agreed to sell, and EGI-MBRK agreed to purchase, 30,303,030 shares of the Company’s common stock, par value $0.01 per share, and a warrant (the “EGI Warrant”) to purchase an aggregate of 12,121,212 shares (the “Warrant Shares”) of the Company’s common stock for an aggregate purchase price of $100 million, with net proceeds of $96 million after expenses. The EGI Warrant has a term of five years and an exercise price of $3.90 per Warrant Share, subject to certain adjustments. Based on a review of the provisions of its warrant agreements and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company has determined that the EGI Warrant should be classified as permanent equity.
     The EGI Transaction received shareholder approval and closed on September 4, 2008.
     In connection with the EGI Transaction, the Company also entered into the Deerfield Agreement, under which the Company agreed to repurchase, for approximately $11 million, its Keflex® assets previously sold to certain of the Deerfield Entities in November 2007, and to terminate its ongoing royalty obligations to certain Deerfield Entities. Additionally, each of the applicable Deerfield Entities agreed to irrevocably exercise its option to require the Company to redeem warrants to purchase 3,000,000 shares of the Company’s common stock (the “Deerfield Warrants”), upon the occurrence of the closing of the EGI Transaction, for an aggregate redemption price of approximately $8.8 million. The Deerfield Agreement closed in conjunction with the closing of the EGI Transaction and a portion of the proceeds received from EGI-MBRK were used to repurchase the Keflex® assets and associated assets and to redeem the Deerfield Warrants.

     Effective upon the Closing, Dr. Edward M. Rudnic stepped down as the Company’s President and Chief Executive Officer and was replaced by John S. Thievon, and Robert C. Low stepped down as the Company’s Chief Financial Officer and was replaced by Dave Becker. Dr. Rudnic and Mr. Low continue to serve as consultants to the Company following the Closing. The Company recorded approximately $1.4 million of expense in Selling, general and administrative expense related to the severance of the former officers.
     Pursuant to a registration rights agreement with the Investor, the Company registered the resale of 42,424,242 share of common stock, representing 30,303,030 shares of common stock and the 12,121,212 shares of common stock issuable upon exercise of the Warrant. The registration rights agreement provides certain filing and effectiveness clauses for the initial registration statement, if the Company does not subsequently maintain the effectiveness of the initial registration statement or any additional registration statements, then in addition to any other rights the investor may have, the Company will be required to pay the investor liquidated damages, in cash, equal to 1.0 percent per month of the aggregate purchase price paid by such investor. Maximum aggregate liquidated damages payable to an investor are 20 percent of the aggregate amount paid by the investor. The registration statement on Form S-3 was filed on October 17, 2008 with the SEC and has not yet been declared effective as of the filing of this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 25, 2008. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed herein and in our 2007 Annual Report. See “Financial Information — Special Note Regarding Forward-Looking Statements.”
Our Business
     We were incorporated in Delaware in December 1999 and commenced operations in January 2000. On June 28, 2007, we changed our corporate name from Advancis Pharmaceutical Corporation to MiddleBrook Pharmaceuticals, Inc. We are a pharmaceutical company focused on developing and commercializing anti-infective drug products that fulfill unmet medical needs. We are currently developing a portfolio of anti-infective products utilizing our proprietary, once-a-day pulsatile delivery technology called PULSYS. Our near-term corporate strategy is to improve dosing regimens and/or frequency of dosing which we believe will result in improved patient dosing convenience and compliance for antibiotics that have been used and trusted by physicians and patients for decades. We currently have 26 issued U.S. patents and two issued foreign patents covering our proprietary once-a-day pulsatile delivery technology called PULSYS. We have initially focused on developing PULSYS product candidates utilizing approved and marketed drugs that no longer have patent protection or that have patents expiring in the next several years. Our lead pulsatile product candidate, based on the antibiotic amoxicillin, received U.S. Food and Drug Administration (“FDA”) approval for marketing on January 23, 2008, under the trade name MOXATAG (amoxicillin extended-release) Tablets, 775 mg. MOXATAG is approved for the treatment of pharyngitis/tonsillitis, commonly known as strep throat, for adults and pediatric patients age 12 and older. MOXATAG is the first and only once-daily amoxicillin treatment of pharyngitis/tonsillitis approved in the U.S. We also have two additional pulsatile product candidates currently in clinical development. The further development of these product candidates is on hold while we assess our ability to resume these development programs which will be subject to the successful commercialization of MOXATAG and our having adequate financial resources available. Depending on the availability of funds, we plan to conduct a phase III clinical trial for our Keflex (cephalexin) PULSYS product candidate for the treatment of uncomplicated skin infections. We believe the added convenience of improving Keflex (or, in its generic form, cephalexin) from its typical two-to-four times per day dosing regimen to a once-daily regimen can create an attractive commercial opportunity. Assuming availability of funds, we also plan to conduct a phase II trial to evaluate various dosing regimens of our amoxicillin pediatric product candidate, which is a sprinkle formulation utilizing the antibiotic amoxicillin for use in pediatric patients under age 12 with pharyngitis.
     We currently market certain drug products which do not utilize our PULSYS technology and that are not protected by any other patents. We acquired the U.S. rights to Keflex (immediate-release cephalexin) from Eli Lilly in 2004. We currently sell our line of Keflex non-PULSYS products to wholesalers in capsule formulations, and received FDA approval in 2006 for two additional Keflex non-PULSYS strengths — 333 mg capsules and 750 mg capsules. We have focused our commercialization initiatives solely on the Keflex 750 mg capsules. In support of the launch of the Keflex 750 mg capsules, we entered into an agreement with a contract sales organization and deployed approximately 30 contract sales representatives across the United States as of September 30, 2008. We have also entered into agreements with third-party contract manufacturers for the commercial supply of our products. In March 2007, we announced that we were evaluating various strategic alternatives to further enhance shareholder value and in February 2008, announced that we retained Morgan Stanley as our strategic advisor to assist us in this regard. On July 1, 2008, we announced that we concluded our review of strategic alternatives with an agreement for a $100 million equity investment in the Company by EGI-MBRK, L.L.C. (“EGI-MBRK”), an affiliate of Equity Group Investments, L.L.C. The transaction (“EGI Transaction”) closed following stockholder approval on September 4, 2008.
General
     Our future operating results will depend largely on our ability to successfully commercialize our lead PULSYS product, MOXATAG, and, to a lesser extent, our ability to successfully commercialize our launched Keflex 750 mg product, and the progress of other product candidates currently in our development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in our 2007 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

Management Overview of the Third Quarter of 2008
     The following is a summary of key events that occurred during and subsequent to the third quarter of 2008.
Review of Strategic Alternatives Concluded in $100 Million Equity Investment
•	Subsequent to receiving FDA approval for our MOXATAG product in January 2008, we announced that we had retained Morgan Stanley as our strategic advisor to assist us in exploring various strategic alternatives to further enhance shareholder value. Strategic alternatives that were evaluated included, but were not limited to, continued execution of our operating plan, licensing or development arrangements, the sale of some or all of our company’s assets, partnering or other collaboration agreements, or a merger or other strategic transaction. On July 1, 2008, we announced that we had concluded our review of strategic alternatives with an agreement for a $100 million equity investment in the Company by EGI-MBRK.

•	On September 4, 2008, following stockholder approval, and in accordance with the stock purchase agreement dated July 1, 2008 with EGI-MBRK, we sold 30,303,030 shares of our common stock at $3.30 per share and a five-year warrant to purchase a total of 12,121,212 shares of our common stock at an exercise price of $3.90 per share to EGI-MBRK in exchange for its $100 million equity investment.

•	In connection with the EGI Transaction, we repurchased certain Keflex assets previously sold to funds affiliated with Deerfield Management (“Deerfield”) in November of 2007 by purchasing all of the outstanding capital stock of both Kef and Lex. We reacquired the Keflex assets as well as canceled our ongoing royalty obligations to Deerfield for approximately $11 million. Additionally, we redeemed the warrant to purchase 3.0 million shares of our common stock issued to Deerfield in conjunction with the Keflex asset sale, for a total of $8.8 million.

•	As part of the agreement with EGI-MBRK, a new, commercially-focused senior management team was appointed. The net proceeds from the EGI Transaction, after repurchasing the Keflex assets, are currently expected to allow us to move forward with the commercial launch of MOXATAG, including hiring a dedicated sales force, and to continue work on the development of our clinical pipeline.
MOXATAG Approval
•	We received FDA approval of our New Drug Application (“NDA”) on January 23, 2008, for our once-daily Amoxicillin PULSYS product under the trade name MOXATAG (amoxicillin extended-release) Tablets, 775 mg indicated for the treatment of adults and pediatric patients 12 years and older with pharyngitis and/or tonsillitis secondary to Streptococcus pyogenes (commonly referred to as strep throat). When we commence distribution to our trade customers, the FDA approval of MOXATAG will provide physicians with the first once-daily product in the aminopenicillin class for the treatment of pharyngitis.

•	During the third quarter of 2008, we were actively engaged in the testing and validation of our MOXATAG tablet production process in cooperation with our contract manufacturer, STADA Production Ireland Limited in Clonmel, Ireland.
Marketed Products — Keflex (immediate-release cephalexin) Capsules
•	In the third quarter of 2008, net sales of our branded Keflex product line were approximately $2.3 million.

•	During the third quarter of 2008, we continued our commercialization efforts for our 750 mg strength of Keflex capsules through a targeted and dedicated national contract sales force, which consisted of approximately 30 sales representatives and two MiddleBrook district sales managers. Our contract sales representatives began directly promoting Keflex 750 mg capsules to targeted physicians as well as providing patient starter samples in late July 2006.
Focus for Remainder of 2008 and Early 2009
     Our primary focus for the remainder of 2008 will be on the manufacturing, validation and commercial production of our MOXATAG product for adults and pediatric patients 12 years and older, along with the continued commercialization of our Keflex 750 mg capsules. We will also be preparing for the commercial launch of MOXATAG, which we currently intend to launch to trade customers in the first quarter of 2009, and to hire a dedicated sales force of approximately 270 sales representatives that will begin promoting MOXATAG to targeted physicians in the second quarter of 2009. We intend to continue promoting Keflex 750 mg capsules through our approximately 30 contract sales representatives and two MiddleBrook district sales managers to targeted U.S. physicians until the end of November 2008, assuming there are no generic competitors that enter the market during the year.

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
Revenue Recognition
     We recognize revenue from the sale of pharmaceutical products and for payments received, if any, under collaboration agreements for licensing, milestones, and reimbursement of development costs as follows:
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
Inventories
     Inventory is stated at the lower of cost or market with cost determined under the first-in, first-out method. Inventory consists of Keflex finished capsules and finished oral suspension powder. We purchase our Keflex products from our third-party manufacturer only at the completion of the manufacturing process, and accordingly have no raw material or work-in-process inventories. At least on a quarterly basis, we review our inventory levels and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable.
Intangible Assets
     Acquired Intangible Assets. We originally acquired the U.S. rights to the Keflex brand of cephalexin in 2004. We may acquire additional pharmaceutical products in the future that include license agreements, product rights and other identifiable intangible assets. When intangible assets are acquired, we review and identify the individual intangible assets acquired and record them based on relative fair values. Each identifiable intangible asset is then reviewed to determine if it has a definite life or indefinite life, and definite-lived intangible assets are amortized over their estimated useful lives.

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
Stock-Based Compensation
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). We adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense under the Statement on a prospective basis only. Accordingly, prior period financial statements have not been restated. Under this transition method, stock-based compensation cost for the nine month periods ended September 30, 2008 and 2007, includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the fair value provisions of SFAS 123R.
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
Income Taxes
     As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not recorded any tax provision or benefit for the nine month periods ended September 30, 2008 or 2007. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured at December 31, 2007 and September 30, 2008.
Warrants
     Freestanding financial instruments, such as detachable warrants, must be evaluated under the authoritative accounting literature to determine whether they should be classified as assets or liabilities (derivative accounting), temporary equity, or permanent equity. Management initially evaluates whether the instruments are covered by SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). If the instrument is not governed by SFAS 150, then management determines whether it meets the definition of a derivative under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). To determine whether a specific warrant agreement would follow derivative accounting under SFAS 133, management must first evaluate whether the warrant would meet the definition of equity under the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Financial instruments such as warrants that are classified as permanent or temporary equity are excluded from the definition of a derivative for purposes of SFAS 133. Financial instruments, including warrants, that are classified as assets or liabilities are considered derivatives under SFAS 133, and are marked to market at each reporting date, with the change in fair value recorded in the income statement.

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
     Management judgment is required in evaluating the terms of freestanding instruments, such as warrants, and the application of authoritative accounting literature. In November 2007, the Company issued a warrant to purchase 3,000,000 shares of our common stock to affiliates of Deerfield in connection with the sale and license of certain non-PULSYS Keflex tangible and intangible assets. The warrant agreement contained provisions for cash settlement under certain conditions, including a major asset sale or acquisition in certain circumstances, which was available to the warrant holders at their option. As a result, management concluded that the warrants should be classified as a liability at their contractual fair value in the consolidated balance sheet. These warrants were redeemed on September 4, 2008, in accordance with the Deerfield Agreement dated July 1, 2008. All other warrants, including those issued to EGI-MBRK in September 2008, are classified as equity.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. We did not elect the fair value option under SFAS 159 for any of our financial assets or liabilities upon adoption.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in the business combination. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R will be applied prospectively. The adoption of SFAS 141R should have minimal effect on our results of operations and financial condition.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (“NCI”) and classified as a component of equity. The Statement also requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 will be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. We are currently evaluating the effect that the adoption of SFAS 160 will have on our presentation and disclosure of results of operations and financial condition.
     In February 2008, the FASB issued a FASB Staff Position, or FSP, to defer the effective date of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP, FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The delay is intended to provide the Board additional time to consider the effect of certain implementation issues that have arisen from the application of SFAS 157 to these assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial condition.
     In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of FAS 157 in a market that is not active. FSP 157-3 was effective for the Company at September 30, 2008, and the effect of adoption on the Company’s financial position and results of operations was not material.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective as of January 1, 2009. We are currently assessing the impact of SFAS 161 on our consolidated financial statements.

Our Approved and/or Marketed Products

Products	Key Indication(s)	Status	Marketing Rights

MOXATAG (amoxicillin extended-release) Tablets, 775 mg	Pharyngitis / tonsillitis	FDA-approved (January 23, 2008)	Worldwide rights (100% ownership — no royalties due to any third party)

Keflex (cephalexin capsules, USP) — 250 mg, 333 mg, 500 mg, and 750 mg	Skin and skin structure infections; upper respiratory tract infections	Marketing (except 333 mg)	U.S. and Puerto Rico rights (royalties to Eli Lilly)
Our Lead Product: MOXATAG
     On January 23, 2008, we received FDA approval of our NDA for our once-daily amoxicillin PULSYS product, under the trade name, MOXATAG (amoxicillin extended-release) Tablets, 775 mg once-daily for 10 days is approved for the treatment of pharyngitis and/or tonsillitis secondary to Streptococcus pyogenes (strep throat) in adults and pediatric patients 12 years or older.
     MOXATAG is a once-a-day extended-release formulation of amoxicillin for oral administration consisting of three components: one immediate-release and two delayed-releases. The three components are combined in a specific ratio to prolong the release of amoxicillin from MOXATAG compared to immediate-release amoxicillin.
     MOXATAG is intended to provide a lower treatment dose, once-daily alternative to currently approved penicillin and amoxicillin regimens for the treatment of adults and pediatric patients 12 years and older with tonsillitis and/or pharyngitis. We utilized our proprietary PULSYS once-daily pulsatile delivery technology to develop MOXATAG. We currently have a total of 26 issued U.S. patents and two issued foreign patents covering our PULSYS technology. Patents specifically relating to MOXATAG run to 2020.
     MOXATAG is the first and only once-daily aminopenicillin therapy approved by the FDA to treat strep throat. According to prescription data from IMS Health (IMS National Prescription Audit 2007), approximately 15 million adult and pediatric (age 12 and over) prescriptions were written for strep throat, pharyngitis and tonsillitis in the U.S. in 2007.
     Today in the United States, the most frequently prescribed pharyngitis prescription is for 500 mg of amoxicillin three times daily for ten days, or 15 grams total over the course of therapy. In addition, amoxicillin is the most commonly mentioned antibiotic associated with the pharyngitis/tonsillitis diagnosis. Our MOXATAG product for adults and pediatric patients 12 years and older is dosed 775 mg once-daily for ten days, or 7.75 grams total per course of therapy. Therefore, physicians prescribing MOXATAG would be able to dose approximately one-half the amount of amoxicillin for a typical 1500mg/10 day course of therapy, while also providing the convenience of once-daily dosing versus a typical amoxicillin therapy.
MOXATAG U.S. Market Opportunity
     Amoxicillin is the most widely prescribed antibiotic drug in the United States. We believe the market opportunity for a once-daily amoxicillin product is substantial, with approximately 55 million prescriptions written for traditional multiple-times per day amoxicillin formulations in 2007 (IMS National Prescription Audit 2007). Assuming branded retail pricing of $50 per prescription, we estimate the amoxicillin market has a value of approximately $2.8 billion.
     Amoxicillin (marketed by GSK as Amoxil and sold by other companies as a generic product) is a semi-synthetic antibiotic that is effective for the treatment of a variety of conditions, including ear, nose and throat infections, urinary tract infections, skin infections and lower respiratory infections. Approximately one-quarter of amoxicillin’s use is estimated to be for the treatment of pharyngitis and/or tonsillitis. Amoxicillin is generally recommended for dosing two or three times daily, for a period of ten to 14 days.
     We believe MOXATAG will compete effectively in the strep throat segment of the antibiotic market due to its once-daily dosing and favorable side effect profile. We also expect MOXATAG to compete most directly against generic amoxicillin therapies and to a lesser degree against other common strep throat therapies such as penicillin, cephalosporins, and amoxicillin/clavulanate. According to the National Disease and Therapeutic Index (NDTI) from IMS Health, more than 30 million adult and total pediatric prescriptions were written for strep throat, pharyngitis and tonsillitis in the U.S.
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

Marketed Products — Keflex
     Keflex (immediate-release cephalexin) is a first-generation cephalosporin approved for treatment of several types of bacterial infections. Keflex is most commonly used in the treatment of uncomplicated skin and skin structure infections and, to a lesser extent, upper respiratory tract infections. Keflex is among the most prescribed antibiotics in the U.S.; however, generic competition is intense, and a high percentage of all Keflex prescriptions are substituted by generic versions of cephalexin, the active ingredient in Keflex.
     On June 30, 2004, we acquired the U.S. rights to the Keflex brand of cephalexin from Eli Lilly for a purchase price of $11.2 million, including transaction costs, which were paid in cash from our working capital. The asset purchase included the exclusive rights to manufacture, sell and market Keflex in the United States (including Puerto Rico). We also acquired Keflex trademarks, technology and the NDAs supporting the approval of Keflex capsules and oral suspension. On December 9, 2004, we announced that we entered into a commercial supply agreement with Ceph International Corporation, a wholly owned subsidiary of Patheon’s MOVA Pharmaceutical Corporation (“Patheon”), to secure a long-term supply for Keflex products beyond the transitional period. Patheon has announced its intention to sell its site that manufactures Keflex and that it expects that any purchaser will assume responsibility for contracts with third parties at this site. Patheon also announced that it has classified the site as a discontinued operation with related assets and liabilities recorded as held for sale.
     On May 12, 2006, the FDA approved two new strengths of non-PULSYS Keflex for marketing — 750 mg and 333 mg capsules. We decided to focus our commercialization efforts solely on Keflex 750 mg capsules. We believe the introduction of Keflex 750 mg capsules allows physicians the flexibility to deliver higher doses of Keflex with fewer capsules per day. In July 2006, we began promoting Keflex 750 mg capsules across the U.S. to targeted high-prescribing physicians through a dedicated national contract sales force (through Innovex, a division of Quintiles Transnational Corp.) and MiddleBrook district sales managers. In 2007, the sales force was reduced from 75 sales representatives to 30 representatives. We have provided Innovex with notice of our intention to cancel the agreement at the end of November 2008 as we begin to hire a dedicated sales force of approximately 270 sales representatives. The cost to cancel the agreement should have a minimal impact on our financial statements. We market Keflex 750 mg in the U.S. to healthcare practitioners, pharmacists, pharmaceutical wholesalers and retail pharmacy chains.
     In addition to our ongoing sales and marketing responsibilities for immediate-release Keflex products, we have initiated a research program with the goal of developing a once-a-day cephalexin product utilizing our proprietary once-a-day PULSYS dosing technology. The further development of this product candidate is on hold while we assess our ability to resume the development programs which will be subject to our having adequate financial resources available. In the event we are able to develop and commercialize a PULSYS-based Keflex product, other cephalexin products relying on the acquired NDAs, or other pharmaceutical products using the acquired trademarks, Eli Lilly will be entitled to royalties on these new products. Our Keflex 750 mg product (and our potential Keflex 333 mg product, should we decide to commercialize it) is subject to the royalty. Royalties are payable on a new-product-by-new-product basis for five years following the first commercial sale for each new product, up to a maximum aggregate royalty per calendar year. All royalty obligations with respect to any defined new product cease after the fifteenth anniversary of the first commercial sale of the first defined new product.
Keflex Agreements — Deerfield Transaction
     On November 7, 2007, we entered into a series of agreements with Deerfield, and certain of its affiliates which provided for a potential capital raise of up to $10 million in cash. The agreement consisted of two potential closings, with the first closing occurring upon the signing of the agreements (for $7.5 million in gross proceeds, less $0.5 million in transaction expenses) and the second closing (for an additional $2.5 million in gross proceeds) occurring at our option, contingent upon FDA approval of our NDA for the amoxicillin PULSYS adult product. The agreements were designed to provide us with financial flexibility.
First Closing
     At the transaction’s first closing, we sold certain assets, including Keflex product inventories, and assigned certain intellectual property rights, relating only to our existing, non-PULSYS cephalexin business, to two Deerfield affiliates, Kef and Lex. Under the terms of the agreement, we received $7.5 million on November 8, 2007 for the first closing, and reimbursed Deerfield $0.5 million for transaction-related expenses. Approximately $4.6 million of those proceeds was used to fully repay the outstanding Merrill Lynch Capital loan balance, with the remainder available for general corporate purposes. Pursuant to a consignment of those assets and license of those intellectual property rights back to us, we continued to operate our existing cephalexin business, subject to consignment and royalty payments to Deerfield of 20% of net sales, subject to a minimum quarterly payment of $0.4 million. In addition, we granted to Deerfield a six-year warrant to purchase 3,000,000 shares of our common stock at $1.38, the closing market price on November 7, 2007. In accordance with the anti-dilution terms of the warrant, the exercise price was adjusted, effective January 28, 2008, to $1.34.
Second Closing
     The agreements provided for a second closing of $2.5 million, at our option, until June 30, 2008. We did not exercise the option for a second closing, and the option expired June 30, 2008.
Repurchase Right
     Deerfield also granted us the right to repurchase all of the assets and rights sold and licensed by us to Deerfield by purchasing all of the outstanding capital stock of both Kef and Lex. The Company was not contractually or economically compelled to complete the repurchase pursuant to this agreement. Our purchase rights were extended from June 30, 2008 to December 31, 2008 by our payment in June 2008 of a $1.35 million extension payment to Deerfield Management. We exercised this right on September 4, 2008, based on an agreement entered into with Deerfield on July 1, 2008, and as a condition of certain agreements we entered into on July 1, 2008 with EGI-MBRK. We purchased all of the outstanding capital stock of Kef and Lex for $11.0 million, plus the value of the assets of the entities including cash and inventory. The purchase was funded with a portion of the proceeds received from the sale of common stock to EGI-MBRK on September 4, 2008.
     The $1.35 million payment was credited against the aggregate purchase price of $11.0 million when we acquired the Kef and Lex entities.

Our Product Pipeline
     We have two PULSYS product candidates in clinical development which are summarized in the table below. The further development of our product candidates is on hold while we assess our ability to resume these development programs which will be subject to our having adequate financial resources available. Due to our on-going research and development efforts, additional or alternative compounds may be selected to replace or supplement the compounds described below.
     A significant portion of our expenses may be related to research and development of investigational stage product candidates. In the event that we do not successfully commercialize MOXATAG and are unable to raise additional capital from other sources, we may not have sufficient resources to complete our development programs.

PULSYS Product			Targeted
Candidate /			PULSYS Added	Program
Program	Key Indication(s)	Current Therapy	Value	Status(1)(2)

Keflex (cephalexin) — Adult	Skin and skin structure infections	7-14 days, two to four times daily	10-days, once-daily, lower dose	Plan to conduct Phase III (on-hold)

Amoxicillin Pediatric Pharyngitis - sprinkle	Pharyngitis/tonsillitis	10-14 days, two or three times daily	Shorter course of therapy, or once-daily	Plan to conduct Phase II (on-hold)

(1)	Each of the product candidates above is discussed in more detail in the next section below.

(2)	The timing of these development plans is dependent upon the availability of funds.
Keflex (Cephalexin) PULSYS
     We are developing a once-daily PULSYS version of Keflex, a first generation oral cephalosporin antibiotic. Additional development of our Keflex PULSYS is under evaluation and dependent upon successful commercialization of MOXATAG. Our intent is to develop a once-daily Keflex PULSYS for uncomplicated skin and skin structure infections. Currently, Keflex (or, in its generic form, cephalexin) is the antibiotic most frequently prescribed by physicians in the treatment of uncomplicated skin and skin structure infections. Most commonly, Keflex is prescribed 500 mg three times per day for a period of ten days. We believe a once-daily version of Keflex PULSYS may represent a substantial market opportunity. In 2007, cephalexin, the active ingredient in Keflex, was the third most prescribed antibiotic in the United States, with approximately 23 million prescriptions (IMS National Prescription Audit 2007). Assuming branded retail pricing of $50 per prescription, we estimate that the cephalexin market opportunity has a value of approximately $1.2 billion.
     We have completed a total of six Keflex PULSYS Phase I clinical studies, evaluating various formulations and components of Keflex PULSYS dosed in a total of more than 150 healthy volunteer subjects. Based on the results from our Phase I studies, we believe we have finalized the formulation development Phase I program for our Keflex PULSYS product candidate.
     Depending on the availability of funds, we plan to conduct a Phase III clinical trial for our Keflex PULSYS product candidate for the treatment of uncomplicated skin and skin structure infections (uSSSIs) in adults and adolescents due to susceptible Staphylococcus aureus and/or Streptococcus pyogenes.
     Assuming the availability of funds, we currently expect that our anticipated Phase III trial is designed as a two-arm, double-blind, non-inferiority trial with an enrollment of approximately 900 patients. We currently intend to compare our 1200 mg Keflex PULSYS product administered once-daily for 10 days to 250 mg of Keflex dosed four-times daily, for a total daily dose of 1000 mg, for 10 days. Actual results could differ because our trial results could be delayed or unsuccessful or due to delays in FDA approval, which may never occur.
     Our once-daily Keflex PULSYS product candidate is designed to increase the convenience and compliance of cephalexin therapy, which currently is dosed two to four times daily for a period of seven to 14 days. Cephalexin is commonly prescribed as a first-line therapy for common uncomplicated skin infections such as impetigo (skin lesions), simple skin abscesses, and cellulitis (acute inflammation of connective tissue of the skin). There is currently no once-daily cephalexin product approved for marketing in the United States.
Amoxicillin PULSYS Pediatric Sprinkle Program
     We currently have two amoxicillin PULSYS formulations to treat pharyngitis, our FDA approved MOXATAG tablet for adults and pediatric patients age 12 and older, and a product development candidate, which is a pediatric sprinkle, intended for patients under 12 years of age. Our pediatric sprinkle product utilizes a similar formulation to the adult product; however, it is dosed in multiparticulate granules designed to be sprinkled over food. Survey results from patients and caregivers utilizing our pediatric sprinkle product suggest that its convenience and transportability may be beneficial features of our sprinkle formulation, and we expect to utilize our sprinkle presentation as the method of dosing our amoxicillin pediatric product. We believe the market opportunity for a pediatric strep throat product is substantial, as almost one-half of the strep throat market is believed to be represented by pediatric patients. The further development of this product candidate is under evaluation while we assess our ability to resume the development programs which will be subject to the successful commercialization of MOXATAG and our having adequate financial resources available.

     In 2005, we concluded a Phase III clinical trial evaluating once-daily amoxicillin PULSYS for seven days in pediatric patients with pharyngitis/tonsillitis (strep throat) which failed to achieve its desired clinical endpoints. However, we believe there is potential for us to pursue a pulsatile version of amoxicillin for the treatment of pediatric patients with strep throat through a redesigned clinical trial program. Based on the results from our Phase I studies and the previously conducted Phase III clinical trials in pediatrics and adults, we intend to evaluate the safety and efficacy of various daily doses and durations of treatment for our pediatric amoxicillin PULSYS product candidate in a Phase II study, should we have sufficient capital and other resources to do so.
     As part of our FDA approval of MOXATAG on January 23, 2008, in adults and pediatric patients 12 years and older and in accordance with the requirements of the Pediatric Research Equity Act, we received from the FDA a deferral to further evaluate our product candidate for pediatric patients between 2 and 11 years of age with pharyngitis and/or tonsillitis as part of a post-marketing commitment. Should the results of the Phase II study support proceeding into Phase III, we plan to conduct a Phase III trial in this population. We agreed to submit a completed study report and data set for our pediatric amoxicillin product candidate in pediatric patients between 2 and 11 years old by March 2013 as part of this commitment. If the results of the Phase II do not support proceeding into Phase III, we may file a request for a waiver for the further assessment of the safety and effectiveness of the product in this population. These forward-looking statements are based on information available to us at this time. Actual results could differ because our trial results could be delayed or unsuccessful or due to delays in FDA approval, which may never occur.
Other Possible Pulsatile Product Candidates
     Our current focus is on the antibiotic product candidates that include amoxicillin and cephalexin. We have also identified additional product candidates which we believe could be developed for delivery in a pulsatile manner. The timing of further development work on these candidates depends on our financial and other resources as well as our evaluation of the commercial potential of the products.
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
     Summary of Product Development Initiatives. The following table summarizes our product development initiatives for the nine month periods ended September 30, 2008 and 2007. Included in this table is the research and development expense recognized in connection with each product candidate currently in clinical development and all preclinical product candidates as a group.

	Three Months Ended		Nine Months Ended		Clinical
	September 30,		September 30,		Development
	2008	2007	2008	2007	Phase
Direct Project Costs(1)
Amoxicillin PULSYS(2)	$1,546,000	$2,227,000	$5,673,000	$9,088,000	NDA approved
Keflex Product Development(3)	65,000	707,000	447,000	3,060,000	Depending on availability of funds, plan to conduct Phase III
Other Product Candidates	—	7,000	10,000	142,000	Preclinical

Total Direct Project Costs	1,611,000	2,941,000	6,130,000	12,290,000

Indirect Project Costs(1)
Facility	602,000	1,045,000	1,713,000	2,603,000
Depreciation	4,314,000	1,089,000	5,474,000	2,265,000
Other Indirect Overhead	370,000	434,000	953,000	1,327,000

Total Indirect Project Costs	5,286,000	2,568,000	8,140,000	6,195,000

Total Research & Development Expense	$6,897,000	$5,509,000	$14,270,000	$18,485,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

(2)	On January 23, 2008, we received approval for marketing from the FDA of our amoxicillin PULSYS adult product, with the trade name MOXATAG. See “Our Lead Product: MOXATAG.” We previously had an agreement under which Par Pharmaceutical was to be responsible for funding the anticipated future development costs of this product. See Note 2 to the condensed consolidated financial statements, “Revenue and Deferred Revenue.” Assuming the availability of funds, we plan to conduct a Phase II clinical trial for our amoxicillin pediatric product candidate. See “Amoxicillin PULSYS Pediatric Sprinkle Program” above.

(3)	Direct Project Costs for Keflex product development include development costs for the non-pulsatile Keflex 750 mg line extension products, which commercially launched in July 2006, as well as research and development costs for a once-a-day Keflex PULSYS product candidate. Additional development of the Keflex PULSYS product candidate is under evaluation, until we have sufficient financial resources.

Results of Operations
Three months ended September 30, 2008 compared to three months ended September 30, 2007
     Revenues. We recorded revenues from Keflex product sales of $2.3 million and $3.1 million during the three-month periods ended September 30, 2008 and 2007, respectively.

	Three Months Ended
	September 30,
	2008	2007
Keflex 750 mg product sales, net	$1,461,000	$2,407,000
Other Keflex product sales, net	806,000	738,000

Total	$2,267,000	$3,145,000

     Sales of Keflex products overall declined 27.9% in the third quarter of 2008 as compared to 2007, as the result of a decrease in unit sales of 38%, partially mitigated by price increases implemented in October of 2007. We believe this decrease is driven by the declining number of prescriptions written for the product as a result of fewer sales representatives detailing the product to doctors as compared to the prior year third quarter. We continued to reduce the number of sales representatives in the end of 2007 in an effort to reduce expenses.
     Cost of Product Sales. Cost of product sales represents the purchase cost of the Keflex products sold, royalties on the 750 mg product, and any provisions recorded for slow-moving or excess inventory that is not expected to be sold prior to reaching expiration. Cost of product sales decreased from $1.2 million in 2007 to $0.4 million in 2008, as the result of $0.7 million being included in the third quarter of 2007 relating to obsolete inventory and a relabeling charge, combined with a decline in units sold.
     Research and Development Expenses. Research and development expenses increased 25% to $6.9 million for the three months ended September 30, 2008 from $5.5 million for the three months ended September 30, 2007. Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.
     The following table discloses the components of research and development expenses reflecting our project expenses.

	Three Months Ended
	September 30,
Research and Development Expenses	2008	2007
Direct project costs:
Personnel, benefits and related costs	$760,000	$1,579,000
Stock-based compensation	112,000	224,000
Contract R&D, consultants, materials and other costs	739,000	1,138,000

Total direct costs	1,611,000	2,941,000
Indirect project costs	5,286,000	2,568,000

Total	$6,897,000	$5,509,000

     Direct costs for the third quarter of 2008 decreased by $1.3 million compared to the third quarter of 2007. The decrease is primarily attributable to a reduction in research staff that contributed to a $0.8 million in personnel-related cost reductions and $0.1million reduction in stock-based compensation. Contract R&D, consultants, materials and other costs relate to commercial development activities of MOXATAG decreased $0.4 million. The 2007 activity primarily related to our contract manufacturer’s facility modifications in Clonmel, Ireland that were completed by the end of 2007. The 2008 activity relates to the manufacturing and validation activities to prepare for commercial supply.
     Indirect project costs increased $2.7 million primarily due to the loss on equipment sold during the quarter and the write down of leasehold improvements from the research and development portion of the corporate headquarters. This amount was partially offset due to lower costs driven by personnel reductions and efforts to control spending.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.5 million, or 8%, to $7.0 million for the three months ended September 30, 2008 from $6.5 million for the three months ended September 30, 2007.

	Three Months Ended
	September 30,
	2008	2007
Salaries, benefits and related costs	$2,844,000	$780,000
Stock-based compensation	352,000	457,000
Legal and consulting expenses	237,000	250,000
Other expenses	1,775,000	1,627,000
Marketing costs	474,000	1,274,000
Contract sales expenses	1,322,000	2,088,000

Total	$7,004,000	$6,476,000

     Selling, general and administrative expenses consist of salaries and related costs for executive and other administrative personnel, selling and product distribution costs, professional fees and facility costs. Overall, costs increased $0.5 million primarily due to an increase in salaries and benefits associated with the severance payments of for employees terminated in conjunction with the EGI transaction, including the former CEO and CFO, offset by a reduction in marketing and contract sales costs to promote Keflex 750 mg.
     Net Interest Income (Expense). Net interest income in the three months ended September 30, 2008 increased by $0.2 million from a net expense position to an income balance due to the payoff of all remaining debt in the second half of 2007, which resulted in zero interest expense for 2008, combined with higher interest income due to increased cash balances in 2008.

	Three Months Ended
	September 30,
	2008	2007
Interest income	$172,000	$127,000
Interest expense	—	(159,000)

Total, net	$172,000	$(32,000)

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007
     Revenues. We recorded revenues from Keflex product sales of $7.2 million and $7.6 million during nine-month periods ended September 30, 2008 and 2007, respectively.

	Nine Months Ended
	September 30,
	2008	2007
Keflex 750 mg product sales, net	$4,948,000	$5,601,000
Other Keflex product sales, net	2,235,000	1,997,000

Total	$7,183,000	$7,598,000

     Units sold decreased across all strengths of Keflex by 22%, but a price increase implemented in October 2007 partially offset the negative impact to overall revenue from the prior year. We believe this decrease is driven by the declining number of prescriptions written for the product as a result of fewer sales representatives detailing the product to doctors as compared to the prior year third quarter. We continued to reduce the number of sales representatives throughout 2007 in an effort to reduce expenses.
     Cost of Product Sales. Cost of product sales represents the purchase cost of the Keflex products sold during the year as well as royalties, if applicable. Cost of product sales decreased from $1.9 million in 2007 to $1.3 million in 2008, primarily as the result of $0.7 million of excess inventory stock and relabeling charges that were expensed in 2007 combined with lower units sold. These amounts were partially offset by $0.3 million of obsolete inventory being expensed in 2008.
     Research and Development Expenses. Research and development expenses decreased $4.2 million, or 23%, to $14.3 million for the nine months ended September 30, 2008 from $18.5 million for the nine months ended September 30, 2007. Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.
     The following table discloses the components of research and development expenses reflecting our project expenses.

	Nine Months Ended
	September 30,
Research and Development Expenses	2008	2007
Direct project costs:
Personnel, benefits and related costs	$3,154,000	$5,383,000
Stock-based compensation	422,000	775,000
Contract R&D, consultants, materials and other costs	2,554,000	6,060,000
Clinical trials	—	72,000

Total direct costs	6,130,000	12,290,000
Indirect project costs	8,140,000	6,195,000

Total	$14,270,000	$18,485,000

     Direct costs for the first nine months of 2008 decreased by $6.2 million as compared to 2007. Contract R&D, consultants, materials and related costs declined by $3.5 million in the period as a result of activity relating to the commercial development activities of MOXATAG. The 2007 activity primarily related to our contract manufacturer’s facility modifications in Clonmel, Ireland that were completed by the end of 2007. The 2008 activity relates to the manufacturing and validation activities to prepare for commercial supply.
     Personnel costs and stock-based compensation together in 2008 accounted for $2.6 million in expense reduction from 2007 levels, as we discontinued research activities in support of other products, and reduced research staff accordingly. Indirect project cost increases of $1.9 million from 2007 included the loss from the sale of equipment during the year and the write down of leasehold improvements associated with the laboratory section of the corporate headquarters partially offset by reduced expenses driven by personnel reductions and efforts to control spending.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.8 million, or 23%, from $20.5 million for the nine months ended September 30, 2007 to $15.7 million for the nine months ended September 30, 2008.

	Nine Months Ended
	September 30,
	2008	2007
Salaries, benefits and related costs	$4,301,000	$2,531,000
Stock-based compensation	833,000	1,196,000
Legal and consulting expenses	1,003,000	1,202,000
Other expenses	4,688,000	4,514,000
NDA filing fee	—	896,000
Marketing costs	1,497,000	4,038,000
Contract sales expenses	3,373,000	6,097,000

Total	$15,695,000	$20,474,000

     Selling, general and administrative expenses consist of salaries and related costs for executive and other administrative personnel, selling and product distribution costs, professional fees and facility costs. Overall, costs decreased $4.8 million primarily due to a reduction in marketing expenses and contract sales force personnel related to Keflex® 750 mg combined with efforts to reduce spending, partially offset by severance payments for former employees in conjunction with the EGI Transaction
     The NDA filing fee in 2007 was for the submission of the NDA for MOXATAG to the FDA.
     Marketing costs and contract sales expenses were reduced $5.3 million from 2007 as the sales force was reduced to 30 representatives, and marketing efforts were sharply curtailed from 2007 levels.
     Net Interest Income (Expense). Interest income increased $0.4 million from net expense position in 2007 to an income balance in 2008 due to paying off the Merrill Lynch debt facility in November 2007 which eliminated interest expense in the current year as we have not had any debt in 2008.

	Nine Months Ended
	September 30,
	2008	2007
Interest income	$387,000	$482,000
Interest expense	—	(529,000)

Total, net	$387,000	$(47,000)

Liquidity and Capital Resources
     We have funded our operations principally with the proceeds of $54.5 million from a series of five preferred stock offerings and one issue of convertible notes over the period 2000 through 2003, the net proceeds of $54.3 million from our initial public offering in October 2003, and private placements of common stock for net proceeds of $25.8 million, $16.7 million, $22.4 million, $19.9 million, and $96.0 million in April 2005, December 2006, April 2007, January 2008, and September 2008, respectively. In addition, we have received funding of $8.0 million and $28.25 million from GlaxoSmithKline and Par Pharmaceutical, respectively, as a result of collaboration agreements for the development of new products. Since July 2004, we have also received cash of approximately $31.6 million from sales of our Keflex products. We received a $1.0 million advance payment in 2005 from a potential buyer of our Keflex brand, which we recognized in income in 2006 as the sale was not completed. In the second quarter of 2006, we received proceeds of $6.9 million from a term loan, net of costs and the payoff of existing debt. In November 2007, we sold certain of our Keflex assets in exchange for $7.5 million (less a $0.5 million payment to the purchaser), while retaining the right to continue operating the Keflex business subject to certain royalty payments to the purchaser as well as the right to repurchase the assets at a future date at predetermined prices.
     On July 1, 2008, we announced that we concluded our review of strategic alternatives with an agreement for a $100 million equity investment in us by EGI-MBRK. The transaction closed, following stockholder approval, on September 4, 2008.
Cash and Marketable Securities
     At September 30, 2008, cash and cash equivalents and were $74.3 million compared to $2.0 million at December 31, 2007. Our cash and cash equivalents are highly-liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities are also highly-liquid investments and are classified as available-for-sale, as they can be utilized for current operations.
     Our investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/P1. We do not invest in auction rate securities. Due to our current liquidity needs we do not anticipate holding any security with a maturity greater than 12 months, and at September 30, 2008 and December 31, 2007 we held no security with a maturity greater than 365 days from those dates.
     Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.
Cash Flow
     The following table summarizes our sources and uses of cash and cash equivalents for the nine month periods ending September 30, 2008 and 2007.

	Nine Months Ended
	September 30,
	2008	2007
Net cash used in operating activities	$(15,043,000)	$(28,662,000)
Net cash used in by investing activities	(20,616,000)	(1,734,000)
Net cash provided by financing activities	108,051,000	20,527,000

Net increase (decrease) in cash and cash equivalents	$72,392,000	$(9,869,000)

	Nine Months Ended
	September 30,
Operating Activities	2008	2007
Cash receipts:
Cash received from product sales	$7,362,000	$7,254,000
Interest income received and other	407,000	783,000

Total cash receipts	7,769,000	8,037,000

Cash disbursements:
Cash paid for employee compensation and benefits	7,897,000	8,955,000
Cash paid to vendors, suppliers, and other	14,915,000	27,744,000

Total cash disbursements	22,812,000	36,699,000

Net cash used in operating activities	$(15,043,000)	$(28,662,000)

     Cash received from product sales in 2008 increased compared to 2007 as a result of higher product prices, as well as normal variability in the timing of orders and subsequent payment. Interest and other cash received decreased due to one-time refunds of deposits totaling $298,000 received in 2007. Cash paid for employee-related costs reflects lower headcount in 2008 as compared to the prior year partially offset by severance payments made to former employees. Cash paid to vendors decreased in 2008 compared to the prior year as a result of decreased activities and spending combined with 2007 including costs to prepare the third party manufacturing site for MOXATAG production, as well as a one-time NDA filing fee.

	Nine Months Ended
	September 30,
Investing Activities	2008	2007
Cash receipts:
Sale of marketable securities, net of purchases	$2,380,000	$5,530,000
Proceeds from sale of fixed assets	472,000	—

Total cash receipts	2,852,000	5,530,000

Cash disbursements:
Repurchase of Keflex assets	12,190,000
Purchase of marketable securities	11,240,000	5,867,000
Property and equipment purchases and deposits	38,000	1,397,000

Total cash disbursements	23,468,000	7,264,000

Net cash used in investing activities	$(20,616,000)	$(1,734,000)

     Investing activities in 2008 consisted of the repurchase of the Keflex assets from Deerfield and purchase of marketable securities with some of the proceeds from the EGI transaction. Additionally, there was the sale of laboratory equipment that was no longer required. Investing activities in 2007 consisted of the purchases and maturities of marketable securities, as well as deposits for purchase of equipment to be used for the manufacture of MOXATAG.

	Nine Months Ended
	September 30,
Financing Activities	2008	2007
Cash receipts:
Proceeds from private placements of common stock, net	115,943,000	22,412,000
Proceeds from exercise of stock options and warrants	922,000	115,000

Total cash receipts	116,865,000	22,527,000

Cash disbursements:
Payments to settle warrant liability	8,814,000
Payments on lines of credit	—	2,000,000

Total cash disbursements	8,814,000	2,000,000

Net cash provided by financing activities	$108,051,000	$20,527,000

     The major financing activity in the first nine months of 2008 included two private placements of common stock, the first occurred in January and generated net proceeds of $19.9 million, and the second occurred in September and generated net proceeds of $96.0 million. In connection with the second offering, we settled the outstanding warrant liability with Deerfield for $8.8 million, which partially offset the proceeds from financing activities for the year to date period. In 2007, a private placement of common stock in April generated proceeds of $22.4 million in cash. These proceeds were partially offset by payments on lines of credit related to the Merrill Lynch term loan, which was fully repaid in the fourth quarter of 2007.

Contractual Obligations and Other Commercial Commitments
     We have entered into an agreement with Innovex, a division of Quintiles Transnational Corp., for contract sales services. Innovex is providing sales representatives dedicated to promotion of the Keflex 750 product. We have a commitment to pay fees to Innovex to cover the costs of the sales force, as well as related expenses. The agreement is cancelable at our option. We have provided Innovex with notice of our intention to cancel the agreement at the end of November 2008 as we begin to hire a dedicated sales force of approximately 270 sales representatives. The cost of termination should be minimal.
     The consignment payments and royalties we paid to Deerfield at 20% of net Keflex revenues since November 2007, were terminated when we repurchased the Keflex assets in September 2008.

Prospective Information
     We expect to incur a loss from operations in 2008 and 2009. We believe our existing cash resources will be sufficient to fund our operations at least into the second quarter of 2010 at its planned levels of research, development, sales and marketing activities, including the launch of MOXATAG, barring unforeseen developments.
     Subsequent to the FDA’s approval for marketing of MOXATAG in January 2008, we explored various strategic alternatives, including licensing or development arrangements, the sale of some or all of our assets, partnering or other collaboration agreements, or a merger or other strategic transaction. On July 1, 2008, we announced that we had concluded our review of strategic alternatives with an agreement for a $100 million equity investment in the Company by EGI-MBRK. We entered into a definitive securities purchase agreement with EGI-MBRK for the sale of 30,303,030 shares of our common stock at $3.30 per share and a five-year warrant to purchase a total of 12,121,212 shares of common stock at an exercise price of $3.90 per share. The EGI transaction closed, following stockholder approval, on September 4, 2008.
     If the commercialization of MOXATAG is not successful, we may, if possible, enter into arrangements with other parties to raise additional capital which would dilute the ownership of its equity investors. There can be no guarantee other financing will be available to us on acceptable terms or at all. If adequate funds are not available, we would be required to reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts, and effect changes to our facilities or personnel and may be forced to seek bankruptcy protection.
     To minimize our cash requirements, we have continued our program of cost reductions including postponement of product development programs and elimination of other discretionary spending. Our net cash requirements for 2008 will depend, among other things, on the cash received from sales of our existing non-PULSYS products (primarily sales of Keflex capsules in 250 mg, 500 mg and 750 mg strengths) and the cash expended for (1) cost of products sold, including royalties due to Eli Lilly on Keflex 750 net revenues, (2) research and development spending, (3) sales and marketing expenses for Keflex 750 and MOXATAG, and (4) general and administrative expenses. Our cash receipts and cash expenditures assumptions for 2008 include the following: (1) continuation of Keflex 750 monthly prescriptions at the current 20,000 to 25,000 prescriptions per month rate (end-user demand), assuming no generic competitive product enters the market in 2008, (2) validation and manufacturing scale-up activities at our contract manufacturing site in Clonmel, Ireland, in preparation for the MOXATAG product launch, (3) a contract sales force of approximately 30 representatives until the end of November, (4) preparation for the commercial launch of MOXATAG including marketing expenses and expenses to begin building a dedicated sales force, (5) the hiring of a commercially-focused management team, (6) research and development programs for PULSYS product candidates under evaluation and dependent on the successful commercialization of MOXATAG, and , (7) the relocation of the corporate headquarters to Texas. We expect to incur a significant loss in 2008, as we expect that revenues from product sales will not be sufficient to fully fund our operating costs. These 2008 estimates are forward-looking statements that involve risks and uncertainties, and actual results could vary.
     We have experienced significant losses since our inception in 2000, and as of September 30, 2008, we had an accumulated deficit of $225.3 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future. To date, the revenues we have recognized from our non-PULSYS products have been limited and have not been sufficient for us to achieve or sustain profitability. Our product revenues are unpredictable in the near term and may fluctuate due to many factors, many of which we cannot control, including the market acceptance of our products. If our products fail to achieve market acceptance, we would have lower product revenues which may increase our capital requirements.
     Our estimates of future capital requirements are uncertain and will depend on a number of factors, including the success of our commercialization of MOXATAG, the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, cash received from sales of our existing non-PULSYS products, payments received or made under any future collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the acquisition of licenses for new products or compounds, the status of competitive products, the availability of financing and our or our partners’ success in developing markets for our product candidates. Changes in our commercialization plans, partnering activities, regulatory activities and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. Insufficient funds may require us to delay, scale back or eliminate some or all of our research, development or commercialization programs, or may adversely affect our ability to operate as a going concern.

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
Fair Value of Warrants (Derivative Liabilities)
     In conjunction with the EGI Transaction, the warrant liability that was recorded in connection with the Deerfield transaction was redeemed for $8.8 million. As such, there is no longer a derivative liability on our balance sheet as of September 30, 2008.
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
Item 4. Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2008, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business, except as discussed below.
     In August 2007, Eli Lilly and Company provided notice of a legal matter relating to Keflex to us. A product liability claim was filed by Jamie Kaye Moore against Eli Lilly, Teva Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on March 28, 2007. The claim alleges injury from ingestion of some form of “Keflex.” Lilly has determined through discovery that Ms. Moore did not take branded ‘Keflex’ but rather took generic cephalexin manufactured by codefendant Teva. Lilly filed a Motion for Summary Judgment on the grounds that plaintiff did not take a Lilly product. That Motion is pending with the court. As the matter remains unresolved, Lilly is not currently requesting indemnification from us.
     In September 2008, Eli Lilly and Company provided notice of a legal matter relating to Keflex to us. A product liability claim was filed by the Estate of Jackie D. Cooper against Eli Lilly, Mylan Inc., f/k/a Mylan Laboratories, Inc., Mylan Bertek Pharmaceuticals, Inc. and Mylan Pharmaceuticals, Inc. on August 7, 2008. The claim alleges injury from ingestion of some form of “Phenytoin” and/or “Keflex.” Lilly has filed preliminary objections to the complaint, and has also requested prescription and other records, in order to determine whether the plaintiff ingested brand or generic cephalexin and which manufacturer might be involved. Since the identity of the manufacturer is not known, Lilly is not currently requesting indemnification from us.
Item 1A. Risk Factors
Risks Related to Our Business
Our performance depends substantially on the ability of our new management team to fully implement a new business strategy and the performance of our executive officers and other key personnel.
     In September 2008, we issued and sold 30,303,030 shares of our common stock and a warrant to purchase an aggregate of 12,121,212 shares of our common stock to EGI in a private placement offering, for proceeds of approximately $100 million. In connection with the offering, and as contemplated by the Securities Purchase Agreement dated July 1, 2008 between us and EGI, our board of directors appointed John Thievon to replace Edward M. Rudnic, Ph.D. as our president and chief executive officer. Dr. Rudnic also resigned from our board, and our board appointed Mr. Thievon to fill this vacancy. In addition, Dave Becker was appointed as our Executive Vice President and Chief Financial Officer, replacing Robert C. Low as our principal financial officer. We also expanded the size of our board of directors from seven to 10 members, adding new directors Lord James Blyth, William C. Pate and Mark Sotir. We have hired or promoted a number of other members of our senior management team. The new management team is in the process of setting new business objectives and implementing a new business strategy for our company and products. Our management team is untested, has not worked together as a group for an extended period of time, and may lack familiarity with our company and products. They may not work together effectively to successfully implement a new business strategy, manage our operations, accomplish business objectives, and new initiatives could be implemented that would adversely affect our business. Poor execution in the transition of our management team and in implementing new initiatives could have a material adverse effect on our business, financial condition and results of operation.
     We are highly dependent on the principal members of our scientific and management teams. In order to pursue our product development, marketing and commercialization plans, we may need to hire additional personnel with experience in clinical testing, government regulation, manufacturing, marketing and business development. We may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. We are not aware of any present intention of any of our key personnel to leave our company or to retire. However, although we have employment agreements with certain of our executive officers, these employees may terminate their services at any time by delivery of appropriate notice. The loss of any of our key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of our research, development or business objectives and could materially adversely affect our business, financial condition and results of operations.

We have a history of losses, we expect to incur losses for the foreseeable future, and we may never become profitable.
     From the date we began operations in January 2000 through September 30, 2008, we have incurred losses of approximately $225.3 million, including a loss of approximately $42.2 million and $30.0 million for the fiscal year ended December 31, 2007 and the nine months ended September 30, 2008, respectively. Our losses-to-date have resulted principally from research and development costs related to the development of our product candidates, the purchase of equipment and establishment of our facilities and selling, general and administrative costs related to our operations.
     We expect to incur substantial losses in 2008 and for the foreseeable future thereafter. Among other things, in 2008 we expect to incur significant expenses in anticipation of commercialization of our MOXATAG product that was approved for marketing by the FDA in January 2008. We have postponed further development of our Keflex PULSYS product candidate and our amoxicillin pediatric product candidate in order to reduce our expenses. We may also incur losses in connection with the continued sales and marketing of our Keflex 750 mg product that was approved for marketing by the FDA in May 2006. In addition, we expect to incur additional expenses as a result of other research and development costs and regulatory compliance activities.
     Our chances for achieving profitability depend on numerous factors, including success in:
•	commercializing our MOXATAG (amoxicillin extended-release tablets) 775 mg product, which was approved for marketing by the FDA on January 23, 2008;

•	maintaining sales of our Keflex 750 mg product;

•	successfully developing, gaining FDA approval for, and commercializing other product candidates; and

•	obtaining additional financing, should it prove to be necessary.
We may never become profitable.
Current and future economic and market conditions may adversely affect our product sales and business.
          Current economic and market conditions are uncertain. Adverse economic conditions impacting our customers, including among others, higher unemployment, lower customer confidence in the economy, higher customer debt levels, lower availability of customer credit and hardships relating to declines in the stock markets, could impact the ability or willingness of consumers to purchase our products, which could adversely affect our revenues and operating results. We expect that our products will be more expensive for consumers than products with which they may compete, and in the current economy consumers may be reluctant to accept higher costs. If domestic market conditions remain uncertain or deteriorate further, we may experience material impacts on our business, operating results and financial condition.
Our PULSYS technology is based on a finding that could ultimately prove to be incorrect, or could have limited applicability.
     Our PULSYS product candidates are based on our in vitro finding that bacteria exposed to antibiotics in front-loaded, rapid sequential bursts are eliminated more efficiently and effectively than those exposed to presently available treatment regimens. Ultimately, our finding may be incorrect, in which case our pulsatile dosage form would not differ substantially from competing dosage forms and may be inferior to them. If these products are substantially identical or inferior to products already available, the market for our pulsatile drugs will be reduced or eliminated.
     Even if pulsatile dosing is more effective than traditional dosing, we may be unable to apply this finding in vivo successfully to a substantial number of products in the anti-infective market. Our preliminary studies indicate that pulsatile dosing may not provide superior performance for all types of antibiotics. Additionally, we have not conducted any studies with anti-viral or anti-fungal medications. If we cannot apply our technology to a wide variety of antibiotics or other anti-infectives, our potential market will be substantially reduced.
Our PULSYS delivery technology may not be effective for product candidates other than MOXATAG, which would prevent us from commercializing products that are more effective than those of our competitors.
     Even if we are correct that pulsatile dosing is more effective than traditional dosing of antibiotics, our PULSYS delivery technology must be effective in humans such that the pulsatile administration of drugs are at levels that prove effective in curing infections. Although we have been able to show our PULSYS technology was successful for MOXATAG, we may not be successful in delivering other antibiotics using our PULSYS technology that performs better than our competitor’s products, or we may not be successful when applying MOXATAG using our PULSYS technology in indications other than our current indications. Should this occur, our pulsatile product candidates may not be more effective than the products of our competitors, which may decrease or eliminate market acceptance of our products.
     If our PULSYS delivery technology is not effective in delivering rapid bursts of antibiotics, or is unable to do so at an appropriate concentration, and we are not able to create an alternative delivery method for pulsatile dosing that proves to be effective, we will be unable to capitalize on any advantage of our discovery, which could have a material adverse effect on our business and results of operations.

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
     Our patents, prior art and infringement investigations were primarily conducted by our senior management and other employees. Although our patent counsel has consulted with management in connection with management’s intellectual property investigations, our patent counsel has not undertaken an extensive independent analysis to determine whether our pulsatile technology infringes upon any issued patents or whether our issued patents or patent applications covering pulsatile dosing could be invalidated or rendered unenforceable for any reason. We are aware of one issued patent owned by a third party that covers certain aspects of delivering drugs by use of two delayed-release pulses. However, we believe that we will be able to manufacture and market formulations of our pulsatile products without infringing any valid claims under this patent. Any reformulation of our products, if required, could be costly and time-consuming and may not be possible. We cannot assure you that a claim will not be asserted by such patent holder or any other holder of an issued patent, that any of our products infringe their patent, or that our patents are invalid or unenforceable. We may be exposed to future litigation by third parties based on claims that our products or activities infringe the intellectual property rights of others. We cannot assure you that, in the event of litigation, any claims would be resolved in our favor. Any litigation or claims against us, whether or not valid, may result in substantial costs, could place a significant strain on our financial resources, divert the attention of management and harm our reputation. In addition, intellectual property litigation or claims could result in substantial damages and force us to do one or more of the following:
•	cease selling, incorporating or using any of our products that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right, which may be costly or may not be available on reasonable terms, if at all; or

•	redesign our products, which would be costly and time-consuming and may not be possible.
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
     Conducting clinical trials is a lengthy, time-consuming and expensive process. With the exception of both our Keflex PULSYS product candidate and amoxicillin pediatric product candidate, which have completed Phase I clinical trials, we have not completed preclinical studies and initial clinical trials (Phase I, Phase I/II or Phase II) to extrapolate proper dosage for our other potential product candidates for Phase III clinical efficacy trials in humans. In the event we incorrectly identify a dosage as appropriate for human clinical trials, any results we receive from such trials may not properly reflect the optimal efficacy or safety of our products and may not support approval in the absence of additional clinical trials using a different dosage.
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
We have limited sales and marketing capabilities. Our ability to commercialize our products is dependent upon successfully developing our own sales and marketing capabilities and infrastructure.
     We have limited sales and marketing capabilities. In order to commercialize our MOXATAG product, which was approved for marketing by the FDA on January 23, 2008, or any other products and product candidates, we will need to considerably expand our commercial capabilities, including sales and marketing personnel, using a significant portion of the proceeds raised in our September 2008 private placement offering. The expansion of our sales infrastructure will also require substantial resources, which may divert the attention of our management and key personnel and defer our product development efforts. If we develop our own commercial capabilities, we will be required to employ a sales force, establish and staff a customer service department, and create or identify distribution channels for our drugs. Effective sales personnel in our industry are in high demand, and many well-funded companies are in a better position to compete for these resources than we are. These efforts may not be successful. If we fail to expand our sales and marketing capabilities, we will experience delays in product sales and incur increased costs.

Our Keflex 750 mg product may not be successful.
     We launched our Keflex 750 mg product in July 2006. While we have invested considerable resources in the launch of this product, to date, sales have not met our expectations. We had previously anticipated that this product would generate revenues in excess of related expenses and would contribute additional cash flow to help fund our other operations. During 2007 and the nine months ended September 30, 2008, we reduced the number of sales representatives and marketing costs associated with Keflex 750 mg in order to more closely match the monthly sales level. While we believe that the product now generates monthly revenues slightly in excess of related expenses, we cannot assure you that this will continue, as this product may not gain sufficient market acceptance among physicians, the medical community and patients. The extent to which this product is accepted by physicians is dependent upon a number of factors, including the recognition of the potential advantages, despite higher cost, over alternative generic dosage strengths of cephalexin and the effectiveness of our marketing and distribution capabilities. In addition, this product faces significant competition from other dosage strengths of cephalexin manufactured by generic pharmaceutical companies, as well as from other dosage strengths of immediate-release Keflex marketed by us. Although there is no current 750 mg dosage strength of generic cephalexin, the product is not protected by patents and we expect to have a limited window of opportunity to market this product, should generic pharmaceutical manufacturers choose to compete with us. Even if sales of this product increase in the short-term, we expect that the amount of revenues from this product could decline significantly within a few years due to competition from generic formulations of the product.
We rely upon a limited number of pharmaceutical wholesalers and distributors, which could impact our ability to sell our Keflex products or MOXATAG.
     We rely largely upon specialty pharmaceutical distributors and wholesalers to deliver Keflex to end users, including physicians, hospitals, and pharmacies. Product sales to the three major pharmaceutical wholesalers, Cardinal Health Inc., McKesson Corporation and AmerisourceBergen Corporation, represented approximately 94% and 95% of our net revenue from Keflex in 2007 and the nine months ended September 30, 2008, respectively. There can be no assurance that our distributors and wholesalers will adequately fulfill the market demand for Keflex or, after commercial launch, MOXATAG. Given the high concentration of sales to certain pharmaceutical distributors and wholesalers, we could experience a significant loss if one of our top customers were to declare bankruptcy or otherwise become unable to pay its obligations to us.
The potential success of our products and product candidates, including our Keflex 750 mg product and our recently-approved MOXATAG product, will be dependent upon successfully pricing the products in the marketplace.
     While we believe that physicians make antibiotic prescribing decisions based primarily on efficacy, safety, and compliance, we also believe that, when deciding whether to prescribe a modified-release drug or its immediate release generic analog, physicians also weigh patient co-pay and patient preferences. As a result, we believe that price will be an important driver of the adoption of our products and product candidates. In addition, we believe it will be important to carefully manage against resistance from payor organizations by pricing our products in such a way as to minimize the incremental payor cost burden relative to generic analogs. If our product pricing does not achieve significant market acceptance, the sales of our products will be significantly impacted and it could materially adversely affect our business, financial condition and results of operations.
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
     The cost of pharmaceutical products continues to be a subject of investigation and action by governmental agencies, legislative bodies and private organizations in the U.S. and other countries. In the U.S., most states have enacted legislation requiring or permitting a dispensing pharmacist to substitute a generic equivalent to the prescribed drug. Federal legislation requires pharmaceutical manufacturers to pay to state Medicaid agencies prescribed rebates on drugs to enable them to be eligible for reimbursement under Medicaid programs. Federal and state governments continue to pursue efforts to reduce spending in Medicaid programs, including imposing restrictions on amounts agencies will reimburse for certain products. We also must give discounts or rebates on purchases or reimbursements of our products by certain other federal and state agencies and programs. Our ability to earn sufficient returns on our products will depend, in part, on the availability of reimbursements from third party payors, such as health insurers, governmental health administration authorities and other organizations and the amount of rebates payable under Medicaid programs.
We are dependent on our contract manufacturers and suppliers to provide us with active pharmaceutical ingredients and finished products.
     We do not maintain commercial scale manufacturing facilities. Our Keflex products are manufactured for us by Ceph International Corporation (“Ceph”), a wholly-owned subsidiary of Patheon’s MOVA Pharmaceutical Corporation. MOXATAG is expected to be manufactured for us by Stada Production Ireland Limited (“SPI”), previously known as the manufacturing division of Clonmel Healthcare Limited, a subsidiary of STADA Arzneimittel AG, pursuant to a contract manufacturing arrangement we have entered into with them.

     Although we believe that the active pharmaceutical ingredients (“APIs”) and finished Keflex and MOXATAG products could be potentially obtained from several suppliers, our applications for regulatory approval currently authorize only Ceph as our source for Keflex, and SPI is identified as our only source for MOXATAG. In the event that Ceph and/or SPI is unable to supply the products to us in sufficient quantities on a timely basis or at a commercially reasonable price, or in the event either of them breaches their agreement with us, or if Ceph and/or SPI loses its regulatory status as an acceptable source, we would need to locate another source. A change to a supplier not previously approved or an alteration in the procedures or product provided to us by an approved supplier may require formal approval by the FDA before the product could be sold and could result in significant disruption to our business. These factors could limit our ability to sell Keflex and/or MOXATAG and could materially adversely affect our business, financial condition and results of operations.
     In addition, we obtain APIs and finished products from certain specialized manufacturers for use in clinical studies. Although the antibiotics and finished products we use in our clinical studies may generally be obtained from several suppliers, the loss of a supplier could result in delays in conducting or completing our clinical trials and could delay our ability to commercialize products.
All of our manufacturing operations are located outside of the U.S., which exposes us to additional business risks that may cause our profitability to decline.
     SPI will manufacture MOXATAG in SPI’s facilities in Ireland. Our costs associated with this manufacturer are denominated in EUR. We are therefore exposed to fluctuations in the exchange rates between the U.S. dollar and the euro, which could have an adverse effect on our financial results. In addition, we may be subject to separate laws and regulations by local authorities. These laws and regulations may be modified in the future, and we may not be able to operate in compliance with those modifications.
     Our Keflex products are manufactured by Ceph in Puerto Rico. The operations in Puerto Rico are subject to risk of hurricanes and other natural disasters, which could result in delays, interruptions, and added costs in the manufacturing and delivery of our products.
     Any of these factors could have an adverse effect on our business, financial condition, or results of operations.
Our ability to conduct clinical trials will be impaired if we fail to qualify our clinical supply manufacturing facility and we are unable to maintain relationships with current clinical supply manufacturers or enter into relationships with new manufacturers.
     We currently rely on several contractors to manufacture product for our clinical studies. We believe that there are a variety of manufacturers that we may retain to produce these products. However, once we retain a manufacturing source, if we are unable to maintain our relationship with such manufacturer, qualifying a new manufacturing source will be time consuming and expensive, and may cause delays in the development of our products.
Clinical trials for our product candidates may be delayed due to our dependence on third parties for the conduct of such trials.
     We have limited experience in conducting and managing clinical trials. We rely, and will continue to rely, on third parties, including contract research organizations and outside consultants, to assist us in managing and monitoring clinical trials. Our reliance on these third parties may result in delays in the completion of, or the failure to complete, these trials if they fail to perform their obligations under our agreements with them.
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
     We cannot assure you that we will be able to enter into collaborative agreements with partners on terms favorable to us, or at all, and any future agreement may expose us to risks that our partner might fail to fulfill its obligations and delay commercialization of our products. We also could become involved in disputes with partners, which could lead to delays in or terminations of our development and commercialization programs and time-consuming and expensive litigation or arbitration. Our inability to enter into additional collaborative arrangements with other partners, or our failure to maintain such arrangements, may limit the number of product candidates we can develop and ultimately, decrease our sources of any future revenues.

If we cannot enter into new licensing arrangements or otherwise gain access to products, our ability to develop a diverse product portfolio could be limited.
     A component of our business strategy may involve in-licensing or acquiring drug compounds developed by other pharmaceutical and biotechnology companies or academic research laboratories that may be marketed and developed or improved upon using our novel technologies. Competition for promising compounds can be intense, and currently we have not entered into any arrangement to license or acquire any drugs from other companies. If we are not able to identify licensing or acquisition opportunities or enter into arrangements on acceptable terms, we may be unable to develop a diverse portfolio of products. Any product candidate that we acquire may require significant additional research and development efforts prior to seeking regulatory approval and commercial sale, including extensive preclinical and/or clinical testing. All product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be safe, non-toxic and effective or approved by regulatory authorities. In addition, we cannot assure you that any approved products that we develop or acquire will be: manufactured or produced economically; successfully commercialized; widely accepted in the marketplace or that we will be able to recover our significant expenditures in connection with the development or acquisition of such products. In addition, proposing, negotiating and implementing an economically viable acquisition is a lengthy and complex process. Other companies, including those with substantially greater financial, sales and marketing resources, may compete with us for the acquisition of product candidates and approved products. We may not be able to acquire the rights to additional product candidates and approved products on terms that we find acceptable, or at all. In addition, if we acquire product candidates from third parties, we may be dependent on third parties to supply such products to us for sale. We could be materially adversely affected by the failure or inability of such suppliers to meet performance, reliability and quality standards.
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

Our main competitors are:
•	Large pharmaceutical companies, such as Pfizer, GlaxoSmithKline, Wyeth, Bristol-Myers Squibb, Merck, Johnson & Johnson, Roche, Schering-Plough, Novartis, sanofi-aventis, Abbott Laboratories, AstraZeneca, and Bayer, which may develop new drug compounds that render our drugs obsolete or noncompetitive.

•	Smaller pharmaceutical and biotechnology companies and specialty pharmaceutical companies engaged in focused research and development of anti-infective drugs, such as Trimeris, Vertex, Gilead Sciences, Cubist, Basilea, Replidyne, InterMune, Oscient, King, Advanced Life Sciences, and others.

•	Drug delivery companies, such as Johnson & Johnson’s Alza division, Biovail, DepoMed, Flamel Technologies, and SkyePharma, which may develop a dosing regimen that is more effective than pulsatile dosing.

•	Generic drug companies, such as Teva, Ranbaxy, Sandoz and Stada, which produce low-cost versions of antibiotics that may contain the same APIs as our PULSYS product candidates.
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
     Because of the chemical ingredients of pharmaceutical products and the nature of their manufacturing process, the pharmaceutical industry is subject to extensive environmental regulation and the risk of incurring liability for damages or the costs of remedying environmental problems. We use a number of chemicals and drug substances that can be toxic. These chemicals include acids, solvents and other reagents used in the normal course of our chemical and pharmaceutical analysis, and other materials, such as polymers, inactive ingredients and drug substances, used in the research, development and manufacture of drug products. If we fail to comply with environmental regulations to use, discharge or dispose of hazardous materials appropriately or otherwise to comply with the conditions attached to our operating licenses, the licenses could be revoked and we could be subject to criminal sanctions and/or substantial liability or could be required to suspend or modify our operations.
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
     Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Third-party payors may conclude that our products are less safe, effective or cost-effective than existing products. Therefore, third-party payors may not approve our products for reimbursement.
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
     Moreover, the trend toward managed healthcare in the U.S., the growth of organizations such as health maintenance organizations, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reduced demand for our products. In addition, legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to us. While we cannot predict the likelihood of any of these legislative or regulatory proposals, if any government or regulatory agencies adopt these proposals, they could materially adversely affect our business, financial condition and results of operations.

Potential regulatory changes and the billing and reimbursement process applicable to underlying conditions may cause price erosion and reduce sales revenue for our products, and our products may not be accepted by healthcare providers.
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
     Market acceptance of our products may depend on the availability of reimbursement by government and private third-party payors. In recent years, there have been numerous proposals to change the healthcare system in the U.S. The growth of managed care organizations (“MCOs”) (e.g., medical insurance companies, medical plan administrators, hospital alliances and pharmaceutical benefit managers) has placed increased pressure on drug prices and on overall healthcare expenditures. MCOs and government and other private third-party payors increasingly are attempting to contain health care costs by limiting both the coverage and the level of reimbursement for drug products. Consequently, the reimbursement status of our products is highly uncertain, and we cannot assure that third-party coverage will be available or that available third-party coverage or payment will be adequate.
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
     In September 2008, we issued and sold 30,303,030 shares of common stock and a warrant to acquire up to 12,121,212 additional shares of common stock at an exercise price of $3.90 per share. Pursuant to the terms of the registration rights agreement, we filed with the SEC a shelf registration statement on Form S-3 on October 17, 2008, covering resales of common stock, which has not yet been declared effective by the SEC. The registration rights agreement provides that if the registration statement is not effective within a specified number of days of closing, or if we do not subsequently maintain the effectiveness of the registration statement, then in addition to any other rights the investor may have, we will be required to pay the investor liquidated damages in cash. If we fail to maintain the effectiveness of the registration statement in the future, liquidated damages could be substantial.
A small number of stockholders have significant influence over our business, and the interests of those stockholders may not be consistent with the interests of our other stockholders.
     EGI currently beneficially owns an aggregate of 43.05% of our outstanding common stock (assuming the exercise of its outstanding warrant to acquire 12,121,212 shares of our common stock). William C. Pate, a member of our board, is the Chief Investment Officer and a Managing Director of Equity Group Investments, L.L.C., an affiliate of EGI, and Mark Sotir, a member of our board, is also a Managing Director of Equity Group Investments, L.L.C. Neither Mr. Pate nor Mr. Sotir share beneficial ownership with EGI of any shares of our common stock. Affiliates of Healthcare Ventures currently beneficially own an aggregate of 14.95% of our outstanding common stock. James H. Cavanaugh and Harold R. Werner, members of our board of directors, are general partners of HealthCare Ventures. Affiliates of Rho Ventures currently beneficially own an aggregate of 7.80% of our outstanding common stock. Martin A. Vogelbaum, a member of our board, is a member of the general partner of Rho Ventures. Accordingly, these stockholders are able to exert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets, as well as over the day-to-day management of our business. These stockholders may direct our affairs in a manner that is not consistent with the interests of our other stockholders. In addition, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination or a sale of all or substantially all of our assets.
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
Item 2. Unregistered Sales of Securities and Use of Proceeds
     On September 4, 2008 (the “Closing”), after receiving the requisite stockholder approval at the special meeting of our stockholders (the “Special Meeting”), the Company issued and sold to EGI-MBRK, L.L.C. (the “Investor”) 30,303,030 shares (the “Shares”) of our common stock and a warrant (the “Warrant”) to purchase an aggregate of 12,121,212 shares (the “Warrant Shares”) of Common Stock for proceeds of approximately $100 million, less certain expenses to EGI of approximately $800,000. The Warrant is immediately exercisable at an exercise price of $3.90 per Warrant Share and has a term of five years. The Warrant contains customary anti-dilution provisions and other adjustments that may have the effect of reducing the Warrant exercise price and/or increasing the number of Warrant Shares. The issuance and sale of the Shares and the Warrant were made pursuant to a Securities Purchase Agreement dated July 1, 2008 (the “Securities Purchase Agreement”) by and between the Company and the Investor.
     This private placement transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. The Shares and Warrant in the private placement transaction were offered and sold only to an “accredited investor,” as defined in Regulation D under the Securities Act who represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In satisfaction of our obligations under a registration rights agreement we entered into with the Investor in connection with the private placement, on October 17, 2008 we filed a Registration Statement on Form S-3 to register for resale the Shares and the Warrant Shares. We have agreed to keep the registration statement effective until such date that (i) all of the Shares Warrant Shares are sold pursuant to this registration statement, (ii) all of the Shares and Warrant Shares may be sold to the public without registration or restriction (including without limitation as to volume of each holder), under the Securities Act, (iii) the Shares and Warrant Shares cease to be outstanding, or (iv) all of the Shares and Warrant Shares have been sold pursuant to Rule 144.
Item 4. Submission of Matters to Vote of Security Holders
     At our Special Meeting of Stockholders, held on September 4, 2008, the following proposals were approved by our Stockholders:
1.	Approve our issuance of: (a) 30,303,030 shares of common stock, $0.01 par value per share (the “Common Stock”) and (b) warrants to acquire 12,121,212 shares of Common Stock to EGI-MBRK, L.L.C., an affiliate of Equity Group Investments, L.L.C.

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
37,759,403	776,866	22,728	0

2.	Approve an amendment to the MiddleBrook Pharmaceuticals, Inc. Stock Incentive Plan for the purposes of increasing the number of shares of Common Stock reserved for issuance thereunder by 7,000,000 shares from 9,348,182 shares to 16,348,182 shares and increasing the maximum number of shares of Common Stock that may be granted as awards under the plan during any one fiscal year to any one individual from 1,000,000 shares to 3,000,000 shares.

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
37,236,980	1,243,599	78,417	0

Item 6. Exhibits

Exhibit	Description
3.1	Seventh Restated Certificate of Incorporation
4.1	Form of Warrant Agreement (1)
4.2	Registration Rights Agreement, dated July 1, 2008, by and among MiddleBrook Pharmaceuticals, Inc. and the investors named therein (1)
9.1	Form of Voting Agreement dated July 1, 2008 (1)
10.1	Securities Purchase Agreement, dated July 1, 2008, by and between MiddleBrook Pharmaceuticals, Inc. and EGI-MBRK, L.L.C. (1)
10.2	Agreement Regarding Redemption of Warrants and Exercise of Stock Purchase Right, dated July 1, 2008, by and among MiddleBrook Pharmaceuticals, Inc. and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Special Situations Fund, L.P., Deerfield Special Situations Fund International Limited, Kef Pharmaceuticals, Inc., Lex Pharmaceuticals, Inc. and Deerfield Management, L.P. (1)
10.3	Executive Employment Agreement, dated July 1, 2008, between MiddleBrook Pharmaceuticals, Inc. and John S. Thievon (1)
10.4	Executive Employment Agreement, dated July 1, 2008, between MiddleBrook Pharmaceuticals, Inc. and Dave Becker (1)
10.5	Consulting Agreement, dated July 1, 2008, between MiddleBrook Pharmaceuticals, Inc. and John S. Thievon (1)
10.6	Consulting Agreement, dated July 1, 2008, between MiddleBrook Pharmaceuticals, Inc. and Dave Becker (1)
10.7	Consulting Agreement, dated June 27, 2008, between MiddleBrook Pharmaceuticals, Inc. and Edward M. Rudnic (1)
10.8	Consulting Agreement, dated June 30, 2008, between MiddleBrook Pharmaceuticals, Inc. and Robert C. Low (1)
10.9	MiddleBrook Pharmaceuticals, Inc. Stock Incentive Plan (2)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

(1)	Filed as an exhibit to our Periodic Report on Form 8-K filed with the SEC on July 8, 2008.

(2)	Filed as an exhibit to our Definitive Proxy Statement on Form 14A filed with the SEC on July 29, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBROOK PHARMACEUTICALS, INC.
Dated: November 14, 2008	/s/ JOHN THIEVON
John Thievon
President and Chief Executive Officer

Dated: November 14, 2008	/s/ DAVID BECKER
David Becker
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Seventh Restated Certificate of Incorporation
4.1	Form of Warrant Agreement (1)
4.2	Registration Rights Agreement, dated July 1, 2008, by and among MiddleBrook Pharmaceuticals, Inc. and the investors named therein (1)
9.1	Form of Voting Agreement dated July 1, 2008 (1)
10.1	Securities Purchase Agreement, dated July 1, 2008, by and between MiddleBrook Pharmaceuticals, Inc. and EGI-MBRK, L.L.C. (1)
10.2	Agreement Regarding Redemption of Warrants and Exercise of Stock Purchase Right, dated July 1, 2008, by and among MiddleBrook Pharmaceuticals, Inc. and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Special Situations Fund, L.P., Deerfield Special Situations Fund International Limited, Kef Pharmaceuticals, Inc., Lex Pharmaceuticals, Inc. and Deerfield Management, L.P. (1)
10.3	Executive Employment Agreement, dated July 1, 2008, between MiddleBrook Pharmaceuticals, Inc. and John S. Thievon (1)
10.4	Executive Employment Agreement, dated July 1, 2008, between MiddleBrook Pharmaceuticals, Inc. and Dave Becker (1)
10.5	Consulting Agreement, dated July 1, 2008, between MiddleBrook Pharmaceuticals, Inc. and John S. Thievon (1)
10.6	Consulting Agreement, dated July 1, 2008, between MiddleBrook Pharmaceuticals, Inc. and Dave Becker (1)
10.7	Consulting Agreement, dated June 27, 2008, between MiddleBrook Pharmaceuticals, Inc. and Edward M. Rudnic (1)
10.8	Consulting Agreement, dated June 30, 2008, between MiddleBrook Pharmaceuticals, Inc. and Robert C. Low (1)
10.9	MiddleBrook Pharmaceuticals, Inc. Stock Incentive Plan (2)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

(1)	Filed as an exhibit to our Periodic Report on Form 8-K filed with the SEC on July 8, 2008.

(2)	Filed as an exhibit to our Definitive Proxy Statement on Form 14A filed with the SEC on July 29, 2008.