Form 10-K
period 2008-12-31
MiddleBrook Pharmaceuticals, Inc.
filed 2009-03-13
CIK 1161924

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-50414
MIDDLEBROOK PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2208264 (I.R.S. employer identification number)

7 Village Circle, Suite 100 Westlake, Texas (Address of principal executive offices)	76262 (Zip Code)

(817) 837-1200
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $130,999,231.

As of March 10, 2009, 86,440,194 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MiddleBrook Pharmaceuticals, Inc.’s Notice of Annual Stockholders’ Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

MIDDLEBROOK PHARMACEUTICALS, INC.
INDEX

FORM 10-K

KEFLEX, MiddleBrook, MiddleBrook Pharmaceuticals (stylized), MiddleBrook Pharmaceuticals, Inc., M1 (stylized), MOX-10, MOXAKIT, MOXATAG1 (stylized), MOXATAG, MOXATEN, MOX-PAK and PULSYS are our trademarks and have been registered in the U.S. Patent and trademark office or are the subject of pending U.S. trademarks applications. Each of the other trademarks, tradenames, or service marks appearing in this document belongs to the respective holder, as used herein, except as otherwise indicated by the context, references to “we,” ‘‘us,” “our,” ‘‘MiddleBrook,” or the “Company,” refer to MiddleBrook Pharmaceuticals, Inc., and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, that reflect our plans, beliefs and current views with respect to, among other things, future events and financial performance. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “potential,” “estimate,” “will,” “may,” “predict,” “should,” “could,” “would” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on our historical performance and on our current plans, estimates and expectations. You should not regard the inclusion of this forward-looking information as a representation by us or any other person that we will achieve the future plans, estimates or expectations contained in this Annual Report. Such forward-looking statements are subject to various risks and uncertainties. In addition, there are or will be important factors that could cause our actual results to differ materially from those in the forward-looking statements. We believe these factors include, but are not limited to, those described in Part 1, Item 1A. Risk Factors.

These cautionary statements should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report. Moreover, we operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict these new risks or uncertainties, nor can it assess the impact, if any, that any such risks or uncertainties may have on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those projected in any forward-looking statement. Accordingly, the risks and uncertainties to which we are subject can be expected to change over time, and we undertake no obligation to update publicly or review the risks or uncertainties described in this Annual Report. We also undertake no obligation to update publicly or review any of the forward-looking statements made in this Annual Report, whether as a result of new information, future developments or otherwise.

If one or more of the risks or uncertainties referred to in this Annual Report materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we have projected. Any forward-looking statements contained in this Annual Report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, financial condition, growth strategy and liquidity. You should specifically consider the factors identified in this Annual Report that could cause actual results to differ. We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

We urge you to review and consider the various disclosures made by us in this Annual Report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.

The data included in this Annual Report regarding market share, historical sales, market size, and ranking, including our position within these markets, is based on data generated by the independent market research firm IMS Health Incorporated, or IMS Health.

IMS Health reports data from various sources, including drug manufacturers, wholesalers, retailers, pharmacies, mail services, long-term care facilities, and hospitals. We rely on IMS Health-National Sales Perspectivestm for retail and non-retail sales data related to our business; IMS Health, National Prescription Audittm for historical retail and mail-order prescription data related to our product classes; and IMS Health, National Disease and Therapeutic Indextm for tracking physician treatment patterns.

PART I

Item 1.	Business

Corporate Overview

We are a pharmaceutical company focused on developing and commercializing anti-infective drug products that fulfill unmet medical needs. We have developed a proprietary delivery technology called PULSYS, which enables the pulsatile delivery, or delivery in rapid bursts, of certain drugs. Our PULSYS technology can potentially offer the prolonged release and absorption of a drug. We believe that the pulsatile delivery of certain medicines can provide therapeutic advantages over current dosing regimens and therapies.

Our near-term corporate strategy is to improve dosing regimens and frequency of dosing which we believe will result in improved patient dosing convenience and compliance for antibiotics that have been used and trusted for decades. Initially we are focused on developing PULSYS product candidates utilizing approved and marketed drugs such as amoxicillin and cephalexin. We currently have 26 U.S. issued patents and four foreign patents covering our PULSYS technology that extend through 2020.

Our lead PULSYS product, based on the antibiotic amoxicillin, received U.S. Food and Drug Administration, or FDA, approval for marketing on January 23, 2008, under the trade name MOXATAG (amoxicillin extended-release) Tablets, 775 mg. MOXATAG is the first and only FDA-approved once-daily amoxicillin. It is approved for the treatment of pharyngitis/tonsillitis secondary to Streptococcus pyogenes, commonly known as strep throat, for adults and pediatric patients age 12 and older. On March 16, 2009, our 271-member field sales force and 30 district sales managers will begin detailing MOXATAG to approximately 40,000 primary care physicians and 16,500 pharmacies to help educate them on the benefits of our MOXATAG product. We believe these primary care physicians have traditionally written most of the prescriptions for antibiotic treatment of strep throat.

We have two additional PULSYS product candidates in clinical development. We are currently in the early stages of preparing for a Phase III clinical trial for our KEFLEX (Cephalexin) PULSYS product candidate for the treatment of skin and skin structure infections. We believe the added convenience of improving cephalexin from its typical two-to-four times per day dosing regimen to a once-daily product represents an attractive commercial opportunity. Assuming the availability of funds, we also plan to conduct a Phase II trial to evaluate various dosing regimens of our amoxicillin pediatric PULSYS sprinkle product candidate, which is a sprinkle formulation utilizing the antibiotic amoxicillin for use in pediatric patients greater than two years old with pharyngitis/tonsillitis secondary to Streptococcus pyogenes.

We believe the antibiotic prescription market is significant and stable, and new products are sought due to several factors, including, but not limited to the increasing problem of resistance, the aging U.S. population and multiple deficiencies in currently available regimens (i.e., ineffectiveness against resistant bacteria, multiple daily dosing requirements, lengthy treatment periods, and the potential for severe side effects). According to IMS Health, National Sales Perspectivestm 2008 and 2007, overall antibiotic sales in the United States totaled approximately $10.2 billion for 2008, as compared to $10.3 billion for 2007.

Amoxicillin, an aminopenicillin antibiotic, remains one of the most prescribed antibiotics in the United States with approximately 51.0 million prescriptions filled annually, according to IMS Health, National Prescription Audittm 2008. Pharyngitis is the number one condition for which amoxicillin is prescribed, and the most commonly prescribed dosing regimen for immediate-release amoxicillin is 500 mg three times per day, according to IMS Health, National Disease and Therapeutic Indextm 2008. Cephalexin, a first generation cephalosporin, is currently the fourth most prescribed oral antibiotic with approximately 22.0 million prescriptions filled annually according to IMS Health, National Prescription Audittm 2008. The number one condition for which cephalexin is prescribed is skin and skin structure infections, and the most commonly prescribed dosing regimen for immediate-release cephalexin is 500 mg three or four times per day, according to IMS Health, National Disease and Therapeutic Indextm 2008.

We operate in one business segment: prescription pharmaceuticals. All of our revenues result from sales of our products in the United States. Our net revenues were $8.8 million, $10.5 million and $4.8 million for the fiscal years ended December 31, 2008, 2007 and 2006, respectively. Our net loss was $41.6 million, $42.2 million and

$42.0 million for the fiscal years ended December 31, 2008, 2007 and 2006, respectively. Our total assets were $95.2 million, $23.7 million and $42.0 million at December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, our long-lived assets were $4.2 million and $10.9 million, respectively, which primarily consisted of leasehold improvements and computer equipment located in the United States.

We currently market certain drug products which do not utilize our PULSYS technology and which are not protected by any other patents. We acquired the U.S. rights to KEFLEX (Cephalexin, USP) capsules, the immediate-release brand of cephalexin, from Eli Lilly in 2004. The asset purchase included the exclusive rights to manufacture, sell and market KEFLEX in the United States, including Puerto Rico, and the acquisition of the KEFLEX trademarks, technology and new drug applications supporting the approval of KEFLEX capsules and oral suspension. We currently sell our line of immediate-release KEFLEX products to wholesalers in capsule formulations, and received FDA marketing approval in May 2006 for two additional immediate-release KEFLEX strengths, 333 mg capsules and 750 mg capsules; however, we only market the 750 mg capsules. Previously, the Innovex division of Quintiles Transnational Corporation, or Innovex, provided us with a contract sales force for the promotion of KEFLEX 750 mg capsules. However, in November 2008, we terminated our agreement with Innovex and began to hire an internal dedicated 271-person field sales force to prepare for the nationwide launch of MOXATAG in March 2009.

We were incorporated in Delaware in December 1999 and commenced operations in January 2000. Our principal executive offices are located at 7 Village Circle, Suite 100, Westlake, Texas 76262. Our telephone number is (817) 837-1200. Our corporate website is www.middlebrookpharma.com. Information contained on our website is not part of, and is not incorporated into, this annual report on Form 10-K.

Anti-Infectives Market

Infectious diseases are caused by pathogens such as bacteria, viruses and fungi that can enter the body through the skin or mucous membranes of the lungs, nasal passages and gastrointestinal tract and overwhelm the body’s immune system. These pathogens establish themselves in various tissues and organs throughout the body and cause a number of serious and, in some cases, lethal infections.

We believe that this market represents a highly attractive opportunity for the following reasons:

Substantial market.  Antibiotics, along with antiviral medications and antifungal medications, constitute the primary categories of the anti-infectives market. According to sales data compiled by IMS Health, National Sales Perspectivestm 2008, U.S. anti-infective sales were approximately $22.5 billion in 2008. Antibiotics accounted for approximately $10.2 billion of such 2008 U.S. sales.

Increased resistance to existing therapies.  Certain medical, veterinary and agricultural practices and sociological factors have led to increased bacterial resistance to many currently available antibiotics. Bacterial resistance has been fostered through the erroneous prescription of anti-infective drugs for non-bacterial infections, unconfirmed infections and the administration of broad spectrum antibiotics before the identification of the specific disease-causing pathogen. In addition, low patient compliance with prescribed courses of therapies has contributed to bacterial resistance to currently marketed compounds. For example, it is estimated that one-third of all Streptococcus pneumoniae, a type of bacteria that can cause pneumonia, meningitis and ear infections, are resistant to penicillin. Recently, mechanisms of macrolide resistance for Streptococcus pyogenes have been well documented and resistant strains have been reported. The increased prevalence of resistant bacteria has resulted in prolonged hospitalizations, increased healthcare costs and higher mortality rates.

Growing need for improved new treatments.  Social and demographic factors are contributing to the growth of the antibiotic market and the need for new, more effective therapies. The aging population of the United States is more likely to have suppressed immune systems and will require drugs that are effective against increasingly resistant strains of bacteria. Patients diagnosed with diseases that target the immune system, such as AIDS, increasingly require therapies that are more effective to combat infection. In addition, the pharmaceutical industry continues to develop therapeutics, such as cancer chemotherapy, that compromise the immune system as a side effect of the primary therapy. As a result, we believe there is a strong demand for effective and efficient new treatments with favorable side-effect profiles.

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

Our Proprietary PULSYS Technology

We have developed a proprietary delivery technology called PULSYS, which enables the pulsatile delivery, or delivery in rapid bursts, of drugs. Our PULSYS technology can potentially offer the prolonged release and absorption of a drug. We believe that the pulsatile delivery of certain drugs can provide therapeutic advantages over current dosing regimens and therapies.

In the antibiotic therapeutic area, our PULSYS technology may result in the following therapeutic advantages:

•	shorter duration of therapy;

•	lower dose;

•	reduced side effect profile;

•	improved pediatric dosage form; and

•	combination product(s) with superior efficacy over either drug alone.

Products that incorporate one or more of these attributes have the potential to provide increased convenience and possibly increased patient compliance.

Our PULSYS technology has the capability of being utilized in a solid oral dosage form which may contain multiple units (e.g., pellets or mini-tablets) with varying release profiles. These units are combined in a proportion to produce targeted systemic drug levels. We believe our PULSYS technology may also be utilized in other dosage forms including, but not limited to, topicals, transdermals and insertables. While our initial focus has been on developing pulsatile antibiotics, we believe that pulsatile dosing may also offer therapeutic advantages in the areas of antivirals, antifungals and oncology. We have implemented a multi-layer patent strategy to protect our pulsatile antibiotic products as well as the pulsatile delivery of drugs in these other therapeutic areas.

Our Strategy

We expect to use our novel proprietary PULSYS platform technology to develop and commercialize effective, more efficient, and more convenient pharmaceutical products. We plan to focus initially on antibiotics. To achieve this objective, we have adopted the following product development and commercialization strategies:

Commercialize products with multiple advantages over existing therapies/regimens.  We plan to develop PULSYS products that have multiple therapeutic advantages over currently available antibiotics, which may include once-daily dosing, lower doses, shorter treatment periods, fewer dose-related side effects, reduced incidence of resistance and improved efficacy.

Focus initially on antibiotics that have been used and trusted for decades.  We will attempt to reduce development risk and expense, and decrease time to market for our drug candidates by focusing on improved versions of approved and marketed drugs, either delivered alone or in combination with other drugs. The additional benefits of developing improved formulations of existing and approved antibiotics include reasonable and predictable production costs and higher probability of market acceptance. In addition, because these existing products have already been proven to be safe and effective, we anticipate being able to rely in part on existing approvals and existing safety and efficacy data, which may allow us to reduce the amount of new data that we will need to generate in order to support FDA approval of our products.

Focus on first-line, broad-spectrum antibiotics for community infections.  We are pursuing a product development strategy focused primarily on first-line, broad spectrum antibiotics for community infections. Our pulsatile antibiotic products are expected to target upper respiratory tract infections, and skin and skin structure infections in particular. The target indications for our current product candidates cover some of the top antibiotics-related diagnoses, and we anticipate that our future products will compete against the most-prescribed antibiotics. We believe products utilizing our front-loaded, pulsed dosing approach will support once-daily dosing where two-to-four times daily dosing is typical, with the potential for a concomitant reduction in dose and treatment duration compared to current traditional therapies.

Multi-level patent strategy for PULSYS.  We have implemented a multi-level patent strategy in order to protect our approved and potential future pulsatile drug products. The first level is composed of “umbrella” patents and patent applications directed to the application of the PULSYS technology to general classes of anti-infective drugs, such as antibiotics, antivirals, antifungals, and anti-cancer agents. The second level is composed of “sub-umbrella” patents and patent applications, directed to the application of the PULSYS technology to subclasses of drugs, such as beta-lactam antibiotics with enzyme inhibitors. The third level includes patents and applications directed to the application of the PULSYS technology to specific antibiotics. We intend to continue to use and enhance this strategy in an effort to protect our intellectual property. We currently own 26 issued U.S. patents, 21 U.S. patent applications, four issued foreign patents, and 67 foreign-filed patent applications, which correspond to our U.S. patents and applications.

In-license or acquire antibiotic products.  We continue to explore pulsatile formulations for a wide range of other antibiotics and antibiotic combinations and, assuming we have sufficient financial resources, we may in-license or acquire antibiotic products that we believe can be improved with our novel PULSYS delivery technology.

Our Approved and Marketed Products

Products	Key Indication(s)	Status	Marketing Rights

MOXATAG (amoxicillin extended-release) Tablets, 775 mg	Pharyngitis/tonsillitis	Marketing	Worldwide rights (100% ownership — no royalties due to any third party)
KEFLEX (Cephalexin, USP) Capsules 250 mg, 500 mg and 750 mg	Skin and skin structure infections; upper respiratory tract infections	Marketing	U.S. and Puerto Rico rights (royalties to Eli Lilly, except for 250 mg and 500 mg)

MOXATAG (amoxicillin extended-release) Tablets, 775 mg

On January 23, 2008, we received FDA approval of our New Drug Application, or NDA, for our amoxicillin PULSYS product, under the trade name MOXATAG (amoxicillin extended-release) Tablets, 775 mg. MOXATAG is a once-daily treatment for pharyngitis and/or tonsillitis secondary to Streptococcus pyogenes, more commonly known as strep throat, in adults and pediatric patients 12 years and older. MOXATAG is the first and only FDA-approved once-daily amoxicillin. According to prescription data from IMS Health, National Prescription Audittm 2008 and National Disease and Therapeutic Indextm 2008, approximately 16.4 million adult and pediatric (age 12 and over) amoxicillin oral-solid prescriptions were written for pharyngitis/tonsillitis in the United States during 2008.

MOXATAG’s once daily extended-release tablet consists of three components: one immediate-release and two delayed-release components. The three components are combined in a specific ratio to prolong the release of amoxicillin from MOXATAG compared to immediate-release amoxicillin.

MOXATAG is intended to provide a lower treatment dose, once-daily alternative to currently approved penicillin and amoxicillin regimens for the treatment of adults and pediatric patients 12 years and older with tonsillitis and/or pharyngitis. Streptococcus pyogenes remains uniformly sensitive to penicillin and amoxicillin with no resistant strains reported. However, mechanisms of macrolide (e.g., Zithromax®) resistance for Streptococcus pyogenes are well-documented and resistant strains have been reported. Amoxicillin remains an appropriate first-line treatment for streptococcal pharyngitis and MOXATAG is approved as first-line therapy for this indication. We utilized our proprietary once-daily PULSYS delivery technology to develop MOXATAG. We currently have a total of 26 issued U.S. patents and four issued foreign patents covering our PULSYS delivery technology. Three of these patents specifically relate to MOXATAG and run to October 2020.

Clinical development history of MOXATAG.  Our MOXATAG product successfully concluded a Phase III clinical trial for the treatment of pharyngitis/tonsillitis for adults and pediatric patients 12 years and older using a 10-day treatment period in August 2006. We conducted our first Phase III clinical trial for adult and adolescent pharyngitis in 2005, using a shorter 7-day duration of therapy, which did not achieve its desired microbiological and clinical end points.

Our re-designed non-inferiority Phase III trial conducted in 2005/2006 enrolled 618 adult and adolescent patients in 50 centers in the U.S. and Canada. We compared our MOXATAG tablet for the treatment of pharyngitis/tonsillitis due to Streptococcus pyogenes (Group A streptococcus) delivered in a once-daily, 775 mg tablet for a period of 10 days to 250 mg of penicillin dosed four times daily, for a total of one gram per day, for 10 days. MOXATAG demonstrated statistical non-inferiority to the comparator therapy in the trial’s primary endpoints, which were eradication of all bacteria as determined during the post-therapy “test-of-cure” visit. MOXATAG also demonstrated non-inferiority in the trial’s secondary endpoints, including clinical cure at the test-of-cure visit and bacterial eradication at the late post-therapy visit.

Based on the results of our successful Phase III trial, we submitted an NDA for MOXATAG on December 14, 2006. On February 12, 2007, we received a “refusal to file” letter from the FDA, indicating that additional data was required regarding our proposed commercial manufacturing process in order for the FDA to accept our application for filing. In its letter, the FDA indicated that our application was not sufficiently complete in that it did not include a proposed commercial batch record or a detailed commercial process description with process parameters and in-process controls. We conducted a meeting with the FDA regarding our MOXATAG NDA on February 26, 2007. In that meeting, we reached agreement with the FDA on the additional information required for our NDA filing to be accepted by the FDA. Based on the outcome of the FDA meeting, we resubmitted the revised NDA to the FDA for our MOXATAG product on March 23, 2007. The NDA was accepted for filing, and we received a January 2008 FDA target action date. On January 23, 2008, we received an approval letter from the FDA for MOXATAG.

MOXATAG U.S. Market Opportunity.  Amoxicillin is one of the most widely prescribed antibiotic drugs in the United States. We believe the market opportunity for a once-daily amoxicillin product is substantial, with approximately 16.4 million pharyngitis/tonsillitis prescriptions written for traditional multiple-times per day amoxicillin formulations in 2008, according to IMS Health, National Prescription Audittm 2008.

Amoxicillin, which is currently marketed by other companies as a generic product, is an aminopenicillin antibiotic used by healthcare professionals for the treatment of a variety of conditions, including ear, nose and throat infections; urinary tract infections; skin infections and lower respiratory infections. Pharyngitis is the number one condition for which amoxicillin is prescribed and the most commonly prescribed dosing regimen for immediate release amoxicillin is 500 mg three times per day, according to IMS Health, National Disease and Therapeutic Indextm 2008.

We believe MOXATAG will compete effectively in the tonsillitis/pharyngitis segment of the antibiotic market due to its once-daily dosing and favorable side effect profile. We also expect MOXATAG to compete most directly against generic amoxicillin therapies and against other common tonsillitis/pharyngitis therapies such as cephalosporins (e.g., Omnicef® and Ceftin®), extended spectrum macrolides (e.g., Zithromax®), penicillin, quinolones (e.g., Levaquin® and Avelox®) and amoxicillin/clavulanate (e.g., Augmentin®). According to IMS Health, National Disease and Therapeutic Indextm 2008 and National Prescription Audittm 2008 more than 24.1 million adult and pediatric solid and liquid prescriptions were written for strep throat in the United States in 2008.

According to IMS Health, National Prescription Audittm 2008, the most frequently prescribed pharyngitis treatment is 500 mg of amoxicillin three times daily for ten days, or 15 grams total over the course of therapy, and amoxicillin is the most commonly mentioned antibiotic associated with the pharyngitis/tonsillitis diagnosis today. Our MOXATAG product for adults and pediatric patients 12 years and older is dosed 775 mg once-daily for ten days, for a total of 7.75 grams per course of therapy. Physicians prescribing MOXATAG are now able to provide the convenience of once-daily dosing, compared to the typical immediate-release amoxicillin therapy at a lower overall dose of approximately one-half the amount of amoxicillin.

MOXATAG International Market Opportunity.  We own the worldwide rights to MOXATAG; however, we have not sought approval of MOXATAG in any country other than the United States to date. In addition to sales in the United States, we believe there may be the opportunity for us to earn additional revenue from sales of MOXATAG in other countries should we decide to seek and subsequently obtain regulatory approval outside the United States. Our international commercialization strategy is currently being evaluated, and may include the outsourcing of the sales and marketing functions to others, in exchange for royalties or other financial consideration.

KEFLEX (Cephalexin, USP) Capsules 250 mg, 500 mg, and 750 mg

KEFLEX is our immediate-release first-generation cephalosporin product approved for treatment of several types of bacterial infections. KEFLEX is most commonly used in the treatment of skin and skin structure infections and, to a lesser extent, upper respiratory tract infections. KEFLEX is among the most prescribed antibiotics in the United States; however, generic competition is intense, and a high percentage of all KEFLEX prescriptions are substituted with generic versions of cephalexin, the active ingredient in KEFLEX.

On June 30, 2004, we acquired the U.S. rights to 250 mg and 500 mg KEFLEX capsules, the immediate-release brand of cephalexin, from Eli Lilly for a purchase price of $11.2 million, including transaction costs. The asset purchase included the exclusive rights to manufacture, sell and market KEFLEX in the United States, including Puerto Rico. We also acquired KEFLEX trademarks, technology and NDAs supporting the approval of KEFLEX capsules and oral suspension. On December 9, 2004, we announced that we entered into a commercial supply agreement with Ceph International Corporation, a wholly owned subsidiary of Patheon’s MOVA Pharmaceutical Corporation, or Patheon, to secure a long-term supply for KEFLEX products. Patheon has informed us that it will be closing its Puerto Rico site that manufactures our KEFLEX products, and that it would manufacture enough KEFLEX to meet our commercial needs for approximately 18 months. We received our final order of KEFLEX from Patheon in February 2008. We are actively pursuing a new third-party manufacturer for our KEFLEX products, but we cannot guarantee we will have a manufacturing site qualified by the FDA prior to selling all of our currently available KEFLEX inventory.

On May 12, 2006, the FDA approved two new strengths of immediate-release KEFLEX capsules for marketing, 333 mg and 750 mg. We decided to focus our commercialization efforts solely on KEFLEX 750 mg capsules. We believe the KEFLEX 750 mg capsules allow physicians the flexibility to deliver higher doses of KEFLEX to achieve the desired daily dose with fewer capsules per day. In July 2006, we began promoting KEFLEX 750 mg capsules across the United States to targeted high-prescribing physicians through a dedicated national contract sales force (through Innovex) and MiddleBrook district sales managers. In 2007, the sales force was reduced from 75 sales representatives to 30 sales representatives. In November 2008, we terminated our agreement with Innovex, and we began hiring our own dedicated field sales force of 271 sales representatives and 30 district sales managers. The cost of cancelling this agreement had a minimal impact on our financial statements. Our field sales force will begin detailing KEFLEX and MOXATAG on March 16, 2009. We market KEFLEX in the United States to healthcare practitioners, pharmacists, pharmaceutical wholesalers and retail pharmacy chains.

In addition to our ongoing sales and marketing activities for our immediate-release KEFLEX products, we have initiated a research program with the goal of developing a once-a-day cephalexin product utilizing our proprietary PULSYS dosing technology. We are currently in the early stages of preparing for a Phase III clinical trial for this product candidate for the treatment of skin and skin structure infections. We will continue to evaluate the extent of work performed on this product based upon our financial resources and assuming the successful commercialization of MOXATAG. In the event we are able to develop and commercialize a PULSYS-based KEFLEX product, other cephalexin products relying on the acquired NDAs, or other pharmaceutical products using the acquired trademarks, Eli Lilly will be entitled to royalties on these new products. A 10% royalty on net sales, as defined in the agreement, is payable on a new product by new product basis for five years following the first commercial sale for each new product, up to a maximum aggregate royalty per calendar year of $10.0 million. All royalty obligations with respect to the Eli Lilly agreement cease after the fifteenth anniversary of the first commercial sale of the first new product.

KEFLEX Agreements- Deerfield Transaction.  On November 7, 2007, we sold certain immediate-release PULSYS KEFLEX assets and licensed certain immediate-release KEFLEX intellectual property to Deerfield Management. In September 2008, we repurchased these assets from Deerfield Management and terminated our agreements with them. See Item 1. Business “KEFLEX Agreements — Deerfield Transaction.”

Our Product Pipeline

We have two PULSYS product candidates in clinical development which are summarized in the table below. Our current focus is the commercialization of our approved product, MOXATAG. However, we also intend to do a limited amount of work in connection with preparing for a Phase III clinical trial for our KEFLEX (Cephalexin) PULSYS product candidate in 2009. Our Phase II trial, to evaluate various dosing regimens of our amoxicillin pediatric PULSYS sprinkle product candidate, is on hold pending the availability of adequate financial resources.

PULSYS Product		Targeted PULSYS
Candidate/Program	Key Indication(s)	Added Value	Program Status(1)(2)

KEFLEX (Cephalexin) — Adolescent & Adult	Skin and skin structure infections	Once-daily for 10-days	Preparing for Phase III

Pediatric Amoxicillin PULSYS — Sprinkle	Pharyngitis/tonsillitis	Shorter course of therapy, or once-daily	Plan to conduct Phase II-(on-hold)

(1)	For an explanation of the terms Phase II and Phase III, please refer to the information under the heading “Government Regulation” below. Each of the product candidates above is discussed in more detail in the next section.

(2)	The timing of these development plans is dependent upon the availability of funds.

In the event that we do not successfully commercialize MOXATAG and are unable to raise additional capital from other sources, we may not have sufficient resources to complete our development programs. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a detailed discussion of our research and development expenses.

PULSYS Product Candidates

We intend to develop the PULSYS technology-based drugs listed above and any that we may develop in the future, with the intention of incorporating one or more of the following therapeutic advantages:

•	once-a-day formulation;

•	shorter duration of therapy;

•	lower dose;

•	reduced side effect profile;

•	improved pediatric dosage form; and

•	combination product with superior efficacy over either drug alone.

Products that incorporate one or more of these attributes have the potential to provide increased convenience and possibly increased patient compliance.

Our drug product candidates primarily represent improved versions of approved and marketed drugs, either delivered alone or in combination with other drugs. Because these existing drugs have already been approved for marketing by the FDA, we anticipate being able to rely, in part, on the FDA’s prior findings regarding the safety and/or efficacy of these existing drugs when seeking FDA approval of our PULSYS product candidates. For example, based on meetings with the FDA regarding the study program for MOXATAG, we filed our NDA via the 505(b)(2) regulatory pathway, which relied in part on the FDA’s prior findings regarding the safety and efficacy of amoxicillin. For a more detailed explanation of a 505(b)(2) application see Item 1. Business- “Government Regulation- 505(b)(2) Applications.”

KEFLEX (Cephalexin) PULSYS.  We are developing a once-daily PULSYS version of KEFLEX, our first-generation oral cephalosporin antibiotic product. We are in the early stages of preparing for a Phase III clinical trial for our KEFLEX PULSYS product candidate, and we continue to evaluate the extent of work to be performed on this product based upon our financial resources and the successful commercialization of MOXATAG. Our intent is to develop a once-daily KEFLEX PULSYS product for skin and skin structure infections to increase patient convenience and compliance for cephalexin therapy. Cephalexin is the antibiotic most frequently prescribed by physicians for the treatment of skin and skin structure infections, and the most common dosing regimen is 500 mg three times per day for a period of ten days, according to IMS Health, National Disease and Therapeutic Indextm 2008. There is currently no FDA-approved once-daily cephalexin product and we believe a once-daily version of KEFLEX PULSYS may represent a substantial market opportunity. In 2008, cephalexin, the active ingredient in KEFLEX, was the fourth most prescribed antibiotic in the United States, with approximately 22.0 million prescriptions according to IMS Health, National Prescription Audittm 2008.

We have completed a total of six KEFLEX PULSYS Phase I clinical studies, evaluating various formulations and components of a proposed PULSYS formulation dosed in more than 150 healthy volunteer subjects. Based on the results from our Phase I studies, we finalized the formulation development Phase I program for our KEFLEX PULSYS product candidate.

We are in the early stages of preparing for a Phase III clinical trial for our KEFLEX PULSYS product candidate for the treatment of skin and skin structure infections in adults and adolescents due to susceptible Staphylococcus aureus and/or Streptococcus pyogenes. We expect to begin enrolling patients in our Phase III clinical trial in early 2010. The design of the clinical trial is on-going and we plan to gain agreement with the FDA, on the trial’s design, prior to enrollment. Our work on this Phase III clinical trial is dependent on the availability of funds and the successful launch of MOXATAG. While we cannot predict the exact start or completion dates of this Phase III clinical trial, we would anticipate that the clinical trial and regulatory approval process, assuming a positive outcome and FDA approval of the clinical trial, should take approximately three years from the start of patient enrollment in the clinical trial. We refer to this product candidate as KEFLEX PULSYS, but there is no guarantee the FDA will accept or approve this name for use with the marketed product, if approved.

Amoxicillin Pediatric PULSYS Sprinkle Program.  In addition to our amoxicillin PULSYS formulation to treat pharyngitis in adults and pediatric patients age 12 and older (our FDA-approved MOXATAG), we have a product development candidate (a sprinkle formulation), intended for pediatric patients age two and older. Our pediatric PULSYS sprinkle product’s formulation is similar to MOXATAG; however, it is dosed in multiparticulate granules which can be sprinkled over food. Survey results from patients and caregivers utilizing our pediatric sprinkle product suggest that its convenience and transportability may be beneficial features of our sprinkle formulation. We believe the market opportunity for a pediatric strep throat product is substantial, as almost one-third of the strep throat market is believed to be represented by pediatric patients, according to IMS Health, National Prescription Audittm 2008 and National Disease and Therapeutic Indextm 2008. In 2008, approximately 18.6 million prescriptions were written for pediatric amoxicillin, according to IMS Health, National Prescription Audittm 2008. The further development of this pediatric PULSYS sprinkle product candidate is dependent upon commercialization of MOXATAG and our having adequate financial resources available.

In 2005, we concluded a Phase III clinical trial evaluating our once-daily amoxicillin pediatric PULSYS sprinkle product for seven days in pediatric patients with pharyngitis/tonsillitis, or strep throat which did not achieve its desired clinical endpoints. However, we believe there is potential for us to pursue a PULSYS version of amoxicillin for the treatment of pediatric patients with strep throat through a redesigned clinical trial program. Based on the results from our Phase I studies and previously conducted Phase III clinical trials in pediatrics and adults, we intend to evaluate the safety and efficacy of various daily doses and durations of treatment for our pediatric PULSYS sprinkle product candidate in a Phase II study, should we have sufficient capital and other resources to do so.

As part of our FDA approval of MOXATAG on January 23, 2008, in adults and pediatric patients 12 years and older and in accordance with the requirements of the Pediatric Research Equity Act, we received from the FDA a deferral to further evaluate our product candidate for pediatric patients with pharyngitis and/or tonsillitis as part of a post-marketing commitment. Should the results of the Phase II study support proceeding into Phase III, we plan to conduct a Phase III trial in this population. We agreed to submit a completed study report and data set for our pediatric amoxicillin product candidate in pediatric patients between the ages of two and 11 by March 2013. If the results of the Phase II study do not support proceeding into Phase III, we may file a request for a waiver for the further assessment of the safety and effectiveness of the product in this population.

Other Possible Pulsatile Product Candidates.  Our current focus is on antibiotic product candidates that include amoxicillin and cephalexin. We have also identified additional product candidates that we believe could be developed with our pulsatile delivery technology. Furthermore, when we reinitiate our research and development efforts, additional or alternative compounds may be selected to replace or supplement the compounds described above. The timing of further development work on these candidates depends on the successful launch of MOXATAG, our financial and other resources, as well as our evaluation of these products’ commercial potential.

We have previously conducted preclinical studies evaluating the bacterial killing efficiency of several antibiotics and antibiotic combinations dosed in a pulsatile manner. Based on these studies, along with the consultation of our scientific advisors, we believe we may be able to utilize our PULSYS technology to target some of the most common uses of antibiotics. These include:

•	sinusitis;

•	chronic bronchitis;

•	acute otitis media;

•	urinary tract infections; and

•	community-acquired methicillin resistant staphylococcus aureus (MRSA).

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

We have currently placed all of these development programs on hold, and any plans for additional studies regarding these, or any other possible product candidates, will be dependent on the successful commercialization of MOXATAG and our having adequate financial resources.

Patent and Intellectual Property Protection

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. We seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Furthermore, all of our employees have executed agreements assigning to us all rights to any inventions and processes they develop while they are employed by us. In addition, we may use license agreements to access external products and technologies, as well as to convey our own intellectual property to others. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Protection of our intellectual property rights is subject to a number of risks.

Number of patents.  We currently own 26 issued U.S. patents, 21 pending U.S. patent applications and four foreign issued patents. Our issued patents cover certain compositions and methods using pulsatile dosing. We also own 67 foreign-filed patent applications, which correspond to our U.S. patents and applications. We also own one International (PCT) patent application, which we anticipate converting into several individually foreign-filed patent applications to further correspond to our U.S. patents and applications.

Multi-level patent strategy for PULSYS.  We have implemented a multi-level patent strategy in order to protect our approved and potential future pulsatile drug products. The first level is composed of “umbrella” patents and patent applications directed to application of the PULSYS technology to general classes of anti-infective drugs, such as antibiotics, antivirals, antifungals and anti-cancer agents. The second level is composed of “sub-umbrella” patents and patent applications, directed to the application of the PULSYS technology to subclasses of drugs, such as beta-lactam antibiotics with enzyme inhibitors. The third level includes patents and applications directed to the application of the PULSYS technology to specific antibiotics.

Expiration dates for key patents.  Our general PULSYS antibiotic patents were issued in 2003 and 2004, and will continue to run for a number of years. The earliest patent expiration is in October 2020.

No royalties on PULSYS patents.  We have developed our PULSYS technology in-house, and we have retained full ownership of our patents. Thus, we owe no royalties to any third party for utilizing the PULSYS technology in our products. However, we do owe certain royalties to Eli Lilly for use of the KEFLEX trademarks we acquired from them in June 2004. For more information on the KEFLEX trademark royalties, see Item 1. Business- “Our Approved and Marketed Products- KEFLEX (Cephalexin, USP) Capsules.”

We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and by maintaining the physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

KEFLEX, MiddleBrook, MiddleBrook Pharmaceuticals (stylized), MiddleBrook Pharmaceuticals, Inc., M1 (stylized), MOX-10, MOXAKIT, MOXATAG1 (stylized), MOXATAG, MOXATEN, MOX-PAK and PULSYS are our trademarks and have been registered in the U.S. Patent and trademark office or are the subject of pending U.S. trademarks applications.

Sales and Marketing

Following the receipt of FDA approval for MOXATAG in January 2008, and the investment by EGI-MBRK, L.L.C. in our equity in September 2008, we are focusing our organization’s efforts on the commercialization of MOXATAG. To that end, we have expanded our marketing and sales departments in preparation for the launch of MOXATAG in March 2009. Our new sales and marketing campaign is designed to educate physicians, pharmacists and other healthcare professional on the benefits of our products and to encourage them to recommend our products to their patients. Our physician marketing efforts for MOXATAG and KEFLEX will focus on primary care physicians and pharmacists. Historically, we used an Innovex contract sales force for the promotion of KEFLEX 750 mg capsules. In November 2008, we terminated our agreement with Innovex, and we began to hire an internal, dedicated field sales force to prepare for the launch of MOXATAG. Our approximately 271-person field sales force and 30 district sales managers will detail MOXATAG and KEFLEX 750 mg to approximately 40,000 primary care physicians and 16,500 pharmacies. We believe these healthcare professionals have traditionally written most of the prescriptions for products similar to ours.

If we successfully market MOXATAG, and develop and receive regulatory approval to market additional product candidates, we believe we will have to substantially expand our sales and marketing capabilities and/or enter into partnerships with other pharmaceutical companies to successfully commercialize our product candidates. Our future profitability will depend in part on our ability to successfully recruit additional sales and marketing personnel and expand our sales and marketing infrastructure to successfully commercialize any additional products or product candidates that we develop, acquire or license.

Trade Sales and Distribution.  KEFLEX is primarily sold directly to wholesalers. However, we believe that MOXATAG will be sold directly to food and drug chains in addition to drug wholesalers. A limited number of major wholesalers account for a majority of our sales. Product sales of KEFLEX to Cardinal Health Inc., McKesson

Corporation, and AmerisourceBergen Corporation represented approximately 94% and 95% of our net revenue from KEFLEX in fiscal years 2007 and 2008, respectively.

Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period prior and subsequent to the expiration date of the product label. Occasionally, we also provide extended payment terms and greater discounts to our customers to ensure adequate distribution of our products.

Our trade sales department calls on national and regional drug, food and mass merchandiser retail accounts. The primary focus of our trade sales effort is to ensure availability of our products on pharmacy shelves to support the efforts of our professional field sales representatives.

In 2004, we entered into a distribution and logistics agreement with Integrated Commercialization Solutions, a division of AmerisourceBergen Corporation, or ICS. Under this agreement, ICS is responsible for warehouse inventory operations, logistics, shipping, billing and customer collections on a fee-for-services basis. ICS also serves as the exclusive distribution agent for commercial sales of KEFLEX and MOXATAG.

Seasonality.  Aminopenicillin antibiotics experience seasonality with prescriptions peaking between October and March, according to IMS Health, National Prescription Audittm. We do not believe that the cephalexin antibiotic market experiences any seasonality.

Competition

The pharmaceutical industry is highly competitive and characterized by a number of established, large pharmaceutical companies, as well as smaller emerging companies. Our main competitors are:

•	Large pharmaceutical companies, such as Pfizer, GlaxoSmithKline, Wyeth, Bristol-Myers Squibb, Merck, Johnson & Johnson, Roche, Schering-Plough, Novartis, sanofi-aventis, Abbott Laboratories, AstraZeneca, and Bayer, which may develop new drug compounds that render our drugs obsolete or noncompetitive.

•	Smaller pharmaceutical and biotechnology companies and specialty pharmaceutical companies engaged in focused research and development of anti-infective drugs, such as Trimeris, Vertex, Gilead Sciences, Cubist, Basilea, InterMune, Oscient, King, Advanced Life Sciences, and others.

•	Drug delivery companies, such as Johnson & Johnson’s Alza division, Biovail, DepoMed, Flamel Technologies, and SkyePharma, which may develop a dosing regimen that is more effective than pulsatile dosing.

•	Generic drug companies, such as Teva, Ranbaxy, Sandoz and Stada, which produce low-cost versions of antibiotics that may contain the same active pharmaceutical ingredients as our PULSYS product candidates.

There are many approved antibiotics available to treat bacterial conditions in the United States. Our marketed KEFLEX and MOXATAG products, and our developmental products, will compete with other available products based primarily on:

•	efficacy;

•	safety;

•	tolerability;

•	acceptance by doctors;

•	patient compliance and acceptance;

•	patent protection;

•	convenience;

•	price;

•	insurance and other reimbursement coverage;

•	distribution;

•	marketing; and

•	adaptability to various modes of dosing.

Our KEFLEX brand of cephalexin faces significant competition from generic distributors of cephalexin capsules and suspensions. Currently, a significant portion of the prescriptions written for our KEFLEX 250 mg and 500 mg capsules are substituted at the pharmacy with generic versions of KEFLEX, supplied through leading generic drug manufacturers including Teva, Stada, Ranbaxy, and others. In addition, our KEFLEX 750 mg capsules are not patent protected and thus would be subject to similar competition from generic versions of KEFLEX 750 mg capsules if and when generic drug manufacturers decide to pursue the manufacture and marketing approvals required for a generic 750 mg strength cephalexin product.

In some instances, MOXATAG and our development products that utilize our PULSYS technology may compete against non-PULSYS drug products that share the same active ingredient, but are less convenient or require more cumbersome administration schedules. A number of these non-PULSYS drug products are available in generic form, which are usually substantially less expensive than the branded version. For example, a number of retailers offer generic amoxicillin, the active pharmaceutical ingredient in MOXATAG, for free or at significantly lower prices than MOXATAG. Companies such as Teva, Ranbaxy, Sandoz, Stada, and others are major manufacturers and distributors of generic versions of antibiotics that may compete with our existing and future products.

New developments, including the development of methods for preventing the incidence of disease, such as vaccines, occur rapidly in the pharmaceutical industry. These developments may render our product candidates or technologies obsolete or noncompetitive.

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

Manufacturing

Manufacture and Packaging.  We currently rely on third-party contract manufacturers to produce sufficient quantities of our product candidates for use in our preclinical studies and clinical trials, and to produce sufficient quantities of commercial supplies of our marketed products and product samples. We believe that our initial focus on the production of improved formulations of approved and marketed drugs will reduce the risk and time involved in the development of manufacturing capabilities because production of these drugs involves well-established and well-accepted manufacturing techniques and processes. We intend to continue to rely upon third-party contract manufacturers for the production of our clinical and commercial supplies for products and product candidates. The use of third-parties for these activities allows us to minimize our initial capital investment and reduce the risks associated with the establishment of our own commercial manufacturing and distribution operations. We maintain internal quality control, regulatory affairs and product planning resources to oversee the activities of these third-party manufacturers.

In December 2004, we entered into a commercial supply agreement with Patheon to manufacture our KEFLEX brand of products. Patheon informed us that it would be closing its Puerto Rico site which manufactured our KEFLEX immediate-release products and that it would manufacture enough KEFLEX to meet our commercial needs for approximately 18 months. We received our final order of KEFLEX from Patheon in February 2008. We are actively pursuing a third-party manufacturer for our KEFLEX products, but we cannot guarantee we will have a manufacturer site qualified by the FDA prior to selling all of our currently available KEFLEX inventory.

In April 2005, we entered into agreements under which Stada Production Ireland Limited, or SPI, previously known as the manufacturing division of Clonmel Healthcare Limited, a subsidiary of Stada Arzneimittel AG, provides us with commercial supply of our MOXATAG product. SPI has capacity in place to cover current projected needs, with additional capacity for growth. In addition, we have entered into various ancillary agreements whereby SPI provided technology transfer, clinical/stability batch manufacturing, commercial scale-up and validation services. As part of our agreement with SPI, we funded the facility build-out and equipment additions to support our commercial manufacturing program at SPI’s facilities. In December 2008, we entered into a three year packaging agreement with ALMAC Pharma Services Limited to handle the packaging of our MOXATAG samples. To date, we have received all trade and physician sample materials of MOXATAG ordered to support the commercial launch of MOXATAG.

In connection with our third-party manufacturing and clinical activities, we generate hazardous waste. We are subject to various regulations regarding the disposal of hazardous and potentially hazardous waste. We may incur costs to comply with such regulations now or in the future.

Raw Material Sourcing Agreements.  We depend upon DSM Anti-Infectives B.V., or DSM, for all amoxicillin used in MOXATAG and for all cephalexin used in our KEFLEX products. We believe that DSM will provide us with sufficient quantities of amoxicillin and cephalexin to meet our current manufacturing needs for the next twelve months. We are actively pursuing additional suppliers of both amoxicillin and cephalexin for use in our products and product candidates.

Product Candidates.  We obtain active pharmaceutical ingredients and finished products from certain specialized manufacturers for use in clinical studies. Although the antibiotics and finished products we use in our clinical studies may generally be obtained from several suppliers, the loss of a supplier could result in delays in conducting or completing our clinical trials and could delay our ability to commercialize products.

Collaboration Agreements

We currently have no active collaboration agreements. We have previously been a party to collaborations with GlaxoSmithKline, or GSK, and Par Pharmaceuticals, or Par.

Termination of Our Collaboration with Par Pharmaceutical for Amoxicillin PULSYS.  In May 2004, we entered into an agreement with Par to collaborate on the further development and commercialization of a PULSYS-based amoxicillin product. Under the terms of the agreement, we conducted the development program, including manufacturing clinical supplies and conducting clinical trials, and were responsible for obtaining regulatory approval for the product. We were to own the product trademark and to manufacture or arrange for supply of the product for commercial sales. Par was to be the sole distributor of the product. Both parties were to share commercialization expenses, including pre-marketing costs and promotion costs, on an equal basis. Operating profits from sales of the product were also to be shared on an equal basis. Under the agreement, we received an upfront fee of $5.0 million and a commitment from Par to fund all further development expenses. Development expenses incurred by us were to be partially funded by quarterly payments from Par aggregating $28.0 million over the period of July 2004 through October 2005, of which up to $14.0 million was contingently refundable.

On August 3, 2005, we were notified by Par of its decision to terminate the amoxicillin PULSYS collaboration agreement. Under certain circumstances, the termination clauses of the agreement may entitle Par to receive a share of net profits up to one-half of their $23.25 million funding of the development of certain amoxicillin PULSYS products, should the products covered by the agreement be successfully commercialized.

Termination of the Collaboration with GSK.  In July 2003, we entered into a license agreement with GSK pursuant to which we licensed patents and PULSYS technology to GSK for use with its Augmentin® (amoxicillin/clavulanate combination) products and with limited other amoxicillin products. Under the agreement, GSK was responsible, at its cost and expense, to use commercially reasonable efforts for the clinical development, manufacture and sale of the licensed products. We received an initial non-refundable payment of $5.0 million from GSK upon signing of the agreement, and a $3.0 million payment upon achievement of the first milestone. Our receipt of further milestone payments, royalty payments and sales milestone payments under the agreement depended on the ability of GSK to develop and commercialize the products covered by the agreement and was subject to certain conditions and limitations. The agreement could be terminated at any time by GSK, which it elected to do with an effective date of December 15, 2004. As a result of the termination, we accelerated the recognition of the remaining deferred revenue of approximately $3.2 million related to the collaboration during the fourth quarter of 2004. The termination had no other effects on our financial position.

Collaboration with Par Pharmaceutical for Generic Clarithromycin.  In September 2003, we entered into an agreement pursuant to which we licensed to Par the distribution and marketing rights to our generic formulation of Abbott’s Biaxin XL (extended release clarithromycin). During the third quarter of 2004, we conducted bioequivalence studies on two revised formulations of the generic product, with both formulations failing to achieve bioequivalence. We concluded that due to the non-core nature of the product, the expense involved in the development of additional formulations, and the reduced market potential given the emergence of competing products, we would discontinue further development work on the product.

KEFLEX Agreements — Deerfield Transaction

On November 7, 2007, we entered into a series of agreements with Deerfield Management, and certain of its affiliates, which provided for a potential capital raise of up to $10.0 million in cash. The agreement included provisions for two potential closings, with the first closing occurring upon the execution of the agreements (for $7.5 million in gross proceeds, less $0.5 million in transaction expenses) and the second closing (for an additional $2.5 million in gross proceeds) occurring at our option, contingent upon FDA approval of MOXATAG.

First Closing.  At the transaction’s first closing, we sold certain assets, including KEFLEX product inventories, and assigned certain intellectual property rights, relating only to our existing, immediate-release cephalexin business, to two Deerfield affiliates, Kef Pharmaceuticals, Inc., or Kef, and Lex Pharmaceuticals, Inc., or Lex. Under the terms of the agreement, we received $7.5 million on November 8, 2007, and reimbursed Deerfield $0.5 million for transaction-related expenses. Approximately $4.6 million of those proceeds were used to fully repay the outstanding Merrill Lynch Capital loan balance, with the remainder available for general corporate purposes. Pursuant to a consignment of those assets and the license of those intellectual property rights back to us, we continued to operate our existing cephalexin business, subject to consignment and royalty payments to Deerfield of 20% of net sales, subject to a minimum quarterly payment of $0.4 million. In addition, we granted to Deerfield a six-year warrant to purchase 3.0 million shares of our common stock at $1.38 per share, the closing market price on November 7, 2007.

Second Closing.  The agreements provided for a second closing, at our option until June 30, 2008. We did not exercise the option for a second closing, and permitted the option to expire on June 30, 2008.

Repurchase Right.  Deerfield also granted us the right to repurchase all of the assets and rights sold and licensed by us to Deerfield by purchasing all of the outstanding capital stock of both Kef and Lex on or before June 30, 2008. In accordance with the terms of the agreement, upon payment of a $1.35 million extension fee, the right to repurchase the assets was extended to December 31, 2008. On September 4, 2008, pursuant to an agreement with Deerfield dated July 1, 2008, we exercised this repurchase right and purchased all of the outstanding capital stock of Kef and Lex for $11.0 million (the $1.35 million extension fee was applied against this purchase price), plus the value of the assets of the entities including cash and inventory, and we redeemed Deerfield’s warrant to purchase 3.0 million shares of our common stock. These repurchases were funded with a portion of the proceeds received from the EGI Transactions. For a description of the EGI transaction, see “Management Overview of the Key Developments in 2008” in Part II, Item 7.

Government Regulation

We are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and promotion of drugs promulgated under the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act and by comparable agencies in foreign countries. FDA approval is required before any new drug can be legally marketed in the United States.

New Drug Application Process.  The process required by the FDA before a new drug may be marketed in the United States generally involves:

•	completion of preclinical laboratory and animal testing;

•	submission of an investigational new drug application, which must become effective before the commencement of clinical trials;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug product’s intended use; and

•	submission to and approval by the FDA of an NDA which includes inspection of manufacturing facilities.

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

PHASE II:  During Phase II studies, the drug is introduced to patients that have the medical condition that the drug is intended to treat. Phase II studies generally are intended to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Phase II studies are sometimes combined with Phase I studies (referred to as Phase I/II studies) in certain instances when safety issues and questions of absorption, metabolism, distribution and excretion are well-established.

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

The results of product development, preclinical studies and human studies are submitted to the FDA as part of the NDA. The NDA also must contain extensive manufacturing information. The FDA may approve the NDA or issue a complete response letter if applicable FDA regulatory criteria are not satisfied or if additional data, including clinical data, are required to demonstrate the safety or effectiveness of the drug.

Abbreviated New Drug Applications, or ANDA.  An ANDA is an application for approval of a generic drug. The application is based on a showing of bioequivalence to an already approved drug product. ANDAs do not contain full reports of safety and effectiveness as required in NDAs but rather demonstrate that their proposed products are “the same as” reference products with regard to their conditions of use, active ingredients, route of administration, dosage form, strength, and labeling. ANDA applicants must demonstrate the bioequivalence of their products to the reference product. Bioequivalence generally means that no significant difference exists in the rate and extent to which the active ingredients enter the blood-stream and become available at the site of drug action. Bioequivalence, however, does not mean that the products must be identical in all respects. Furthermore, the FDA has broad discretion to determine whether a product meets the ANDA approval standards. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists filling prescriptions written for the original listed drug.

505(b)(2) Applications.  As an alternate path to FDA approval for new or improved formulations of previously approved products, a company may submit a Section 505(b)(2) NDA. Section 505(b)(2) of the Federal Food, Drug, & Cosmetic Act permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. In other words, the applicant can rely upon FDA’s previous findings of safety and efficacy for an approved product and/or published literature for related products, whether or not approved, and only perform those additional studies or measurements that are needed to support the change from the referenced product. In our NDA submissions, we intend to rely, in part, on prior FDA approvals of the antibiotic ingredients used in our products and on data generated by other parties which help to demonstrate the safety and effectiveness of those ingredients. In the case of products that we may develop in conjunction with sponsors of previously approved products, we expect that we will have a specific right of reference to the data contained in the prior applications and submit a traditional NDA. In any case in which we do not have a specific right of reference from the sponsor of the previously approved product, we anticipate that we will submit Section 505(b)(2) NDAs. All data necessary to demonstrate the safety and effectiveness of our own versions of these products will have to be generated by or for us and submitted to the FDA in support of our applications. These data are expected to include data establishing the safety and efficacy of the pulsatile dosage form and any other differences between the dosage form and the conditions for use of our products and the dosage form and conditions for use of the previously approved products.

Paragraph IV Certifications.  To the extent that an ANDA applicant or Section 505(b)(2) applicant is relying on previous FDA findings for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book, as defined below. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid is called a paragraph IV certification. Absent a paragraph IV certification, the ANDA or Section 505(b)(2) NDA will not be approved until all the listed patents claiming the referenced product have expired, including any applicable period of non-patent market exclusivity.

If the ANDA applicant or Section 505(b)(2) applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the NDA and patent holders once the ANDA or Section 505(b)(2) application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of notice of a paragraph IV certification automatically prevents the FDA from approving the ANDA or Section 505(b)(2) application until the earlier of 30 months after notice of a paragraph IV certification is received by the NDA or patent holders, expiration of the patent and any applicable period of patent exclusivity, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant or 505(b)(2) applicant. The ANDA or Section 505(b)(2) application also will not be approved until any applicable non-patent market exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired or is otherwise waived by the reference product holder.

The Orange Book is the means by which the FDA identifies products it has approved on the basis of safety and efficacy under Section 505 of the Federal Food, Drug and Cosmetic Act, and attached in an addendum to the Orange Book are any applicable periods of patent and non-patent market exclusivity for those FDA approved drugs.

A new law, enacted late in 2008, extended certain of these patent and exclusivity benefits to older antibiotics that were historically excluded from these provisions of the Federal Food, Drug, and Cosmetic Act. Amoxicillin and cephalexin are older antibiotics covered by this new law. As such, we may be eligible for three-year exclusivity for these drugs if applicable legal and regulatory requirements are met. In addition, transition provisions included in the new law permitted us to list certain patents associated with MOXATAG in the Orange Book, thereby requiring that any applicant seeking approval of an ANDA, or Section 505(b)(2) version of MOXATAG would have to certify to these patents. In late 2008, after the enactment of the new law, we submitted and the FDA listed in the Orange Book three patents covering MOXATAG. Moreover, if we submit future 505(b)(2) NDAs that rely on previous approvals of old antibiotics for which there are Orange Book-listed patents, then we would have to certify to any patents listed in the Orange Book for those products.

To date, we have not received notice from a generic applicant that an ANDA or a 505(b)(2) application containing a paragraph IV certification with respect to an Orange Book-listed patent for MOXATAG has been submitted to FDA. If an ANDA or a 505(b)(2) applicant later submits an application to FDA containing a paragraph IV certification to such an Orange Book-listed patent, and if we timely sue for patent infringement within the statutory 45-day period, then we believe we will be entitled to a 30-month stay. Our KEFLEX 750 mg product currently does not have any period of patent or non-patent protection listed in the FDA’s Orange Book. Because there are no Orange Book-listed patents, we do not know whether an ANDA or a 505(b)(2) application has been submitted to the FDA for a generic or modified version of our KEFLEX 750 mg product. If we subsequently submit an NDA for a new use for KEFLEX, MOXATAG, or our pediatric PULSYS sprinkle product candidate those could qualify for three-year exclusivity, or if there is an applicable patent covering the drug product, then we will take the necessary steps to ensure that the FDA’s Orange Book reflects this. Should we obtain the FDA’s approval for our line extension of KEFLEX, currently termed KEFLEX PULSYS, then we will take the necessary steps to ensure that the FDA’s Orange Book reflects any applicable period of patent or non-patent market exclusivity.

In the case of antibiotic ingredients not previously approved in the combinations that we propose, it will also be necessary for us to satisfy the FDA’s fixed-dose combination drug regulations with data establishing that each active component contributes to the effectiveness of the combination and that the dosage of each component is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy. This policy typically requires very large clinical trials that test each antibiotic alone and in combination. No assurance can be given that NDAs submitted for our products will receive FDA approval on a timely basis, or at all.

Under the Prescription Drug User Fee Act, or PDUFA, generally, the submission of an NDA is subject to substantial application user fees, currently $1,247,000 for an application requiring clinical data, and one-half of an application fee ($623,600) for an application not requiring clinical data and a supplement requiring clinical data, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently $71,520 per product and $425,600 per establishment. These fees are typically increased annually. In addition, the PDUFA statute has been subject to significant amendments in connection with its regular reauthorization. We are not in a position to predict whether and how the user fee requirements will be interpreted and applied to us and our products in the future.

Other Regulatory Constraints.  In addition to the results of product development, preclinical animal studies and clinical human studies, an NDA also must contain extensive information on the chemistry, manufacturing and controls that relate to the planned routine production and testing of the drug. An NDA must also contain proposed prescribing information for the product, supported by available clinical and other testing data, describing how the product may properly be used. The FDA may approve, deny approval or grant conditional approval depending on whether it finds that information provided sufficiently addresses all issues regarding the manufacture and proposed use of the product candidate. Both prior to and subsequent to approval of a product, the Federal Food, Drug, and Cosmetic Act and FDA regulations require that the manufacture and testing of any drug for investigational use or for commercial use in humans be manufactured in accordance with current Good Manufacturing Practice, or cGMP. Regulatory authorities, including the FDA, periodically inspect manufacturing facilities to assess compliance with cGMP. Our failure or that of our contract manufacturer, to follow cGMP requirements, as well as other regulatory requirements, can subject a sponsor and its products to various sanctions, including, but not limited to delay in approving or refusal to approve a product; product recall or seizure; suspension or withdrawal of an approved product from the market; interruption of production; operating restrictions; warning letters; injunctions; fines and other monetary penalties; criminal prosecutions; and unanticipated expenditures. We have used, and intend to continue to use, third-party firms that we believe are knowledgeable and qualified in compliance with cGMP requirements to manufacture and test our product candidates and, to the extent that we engage in these activities on our own behalf, intend to utilize cGMP-compliant procedures and controls. There can be no assurance, however, that we or our contractors will be and remain at all times in full compliance with all cGMP requirements.

Furthermore, the testing, manufacturing, labeling, safety, advertising, promotion, storage, sales, distribution, export and marketing, among other things, of our products, after approval, is subject to extensive regulation by governmental authorities.

The marketing practices of all U.S. pharmaceutical manufacturers are subject to federal and state healthcare laws that are used to protect the integrity of government-funded healthcare programs. A number of laws and related regulations, loosely referred to as fraud and abuse laws, are used to prosecute healthcare providers, suppliers, physicians and others that fraudulently or wrongfully obtain reimbursement for healthcare products or services. These laws apply broadly and may constrain our business and the financial arrangements through which we market, sell and distribute our products.

The anti-kickback provisions of the Federal Social Security Act prohibit the exchange of anything of value with the intent to induce referrals of patients or purchases, leases, orders, arrangements, or recommendations of any items or services reimbursable by a federal healthcare program such as Medicare or Medicaid. The statute imputes liability to both sides of an impermissible transaction and will cover any arrangement where one purpose of the arrangement is to obtain money for the referral of covered services or items. There are safe harbors provisions under the anti-kickback statute that shield from prosecution certain common business arrangements that might otherwise technically violate the statute. Safe harbor protection is afforded, however, only to those arrangements that precisely meet all of the conditions set forth in the safe harbor. Many legitimate arrangements may not fully meet the requirements of the safe harbor provisions.

Additionally, the federal False Claims Act prohibits the submission of “false” or “fraudulent” claims or any other documents in support of a “false” or “fraudulent” claim for payment by government programs, commercial insurers, and other healthcare plans. Under the False Claims Act, it is illegal to make or induce someone else to make a false claim for reimbursement from the federal government for pharmaceutical products. Various states have enacted laws and regulations comparable to the federal fraud and abuse laws and regulations. If our operations are found to be in violation of any of the laws and regulations described above or any other law or regulation to which we or our customers are or will be subject, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors and adopt regulations limiting the distribution of product samples to licensed practitioners. The PDMA also imposes extensive licensing, personnel recordkeeping, packaging, quantity, labeling, product handling, and facility storage and security requirements to ensure accountability in distribution.

Foreign Regulatory Approval.  Although we do not currently market any of our products outside the United States and have no current plans to engage in product commercialization outside the United States, we may decide to do so in the future. In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

To date, we have not initiated any discussions with the European Medicines Agency, or any other foreign regulatory authorities with respect to seeking regulatory approval for any of our products in Europe or in any other country outside the United States. Obtaining foreign regulatory approvals would require additional financial resources and in the event we choose to seek those approvals, we would need to raise additional capital. We cannot assure you that any of our product candidates will prove to be safe or effective, will receive regulatory approvals, or will be successfully commercialized.

Pharmaceutical Pricing and Reimbursement.  Our ability to commercialize our products successfully depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including, governmental payors such as the Medicare and Medicaid programs, managed care organizations, or MCOs, pharmacy benefits managers, or PBMs, and private health insurers. Third party payors are increasingly challenging the prices charged for medicines and examining their cost effectiveness, in addition to their safety, efficacy and ease of use. Due to the share of the patient population covered by MCOs, marketing prescription drugs to them and the PBMs that serve them is important to our business. A significant objective of MCOs is to contain and, where possible, reduce health care expenditures. To achieve these objectives, MCOs and PBMs typically rely upon formularies, volume purchases and long-term contracts to negotiate discounts from pharmaceutical companies. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their generally-lower cost, MCOs and PBMs often favor generic drugs.

To successfully compete for business with MCOs, PBMs and other third party payors, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate that our products offer not only medical benefits but also cost advantages as compared to other forms of care, in addition to the costs required to obtain FDA approvals. Even with these studies, our products may be considered less safe, less effective or less cost-effective than existing products, and third party payors may decide not to provide coverage and reimbursement for our product candidates, in whole or in part. If third party payors approve coverage and reimbursement, the resulting payment rates may not be sufficient for us to sell our products at a profit.

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. We anticipate that the U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures could include, for example:

•	controls on government funded reimbursement for drugs;

•	controls on payments to healthcare providers that affect demand for drug products;

•	challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means;

•	weakening of restrictions on imports of drugs; and

•	expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person.

Under the Medicare Part D Prescription Drug Benefit, which took effect in January 2006, Medicare beneficiaries can obtain prescription drug coverage from private plans that are permitted to limit the number of prescription drugs that are covered on their formularies in each therapeutic category and class. Under this program, our products may be excluded from formularies and may be subject to significant price competition that depresses the prices we are able to charge. We believe that it is likely that non-Medicare plans will follow Medicare coverage and reimbursement policies.

Outpatient pharmaceuticals sold to state administered Medicaid programs are subject to a mandatory national drug rebate program. In order for a prescription drug to qualify for reimbursement, the Medicaid Drug Rebate Program requires the drug manufacturer to enter into a national Rebate Agreement with the Secretary of the Department of Health and Human Services. Under the Medicaid Drug Rebate Program, a drug provider must pay as a rebate to state Medicaid agencies for Medicaid recipients’ purchases of the company’s covered drugs the greater of: a specific percentage of the Average Manufacturer Price for the drug; or the difference between the average manufacturer price and the best price for the drug.

Pharmaceutical companies must also enter into pricing agreements with the U.S. Department of Veterans Affairs as a condition for participating in the Medicaid program, and some states may impose supplemental rebate agreements. We are a party to these types of pricing agreements with respect to our currently marketed products.

Pharmaceutical manufacturers participating in the Medicaid program must also enter into a second agreement, called a “pharmaceutical pricing agreement,” as a condition of reimbursement. Under the Section 340B Pricing Program, manufacturers must make covered outpatient drugs available to certain Public Health Service entities at discounted prices that are approximately equal to the price for such drugs under state Medicaid programs (after taking into consideration the Medicaid rebate).

We may also face competition for our products from lower priced products from foreign countries that have placed price controls on pharmaceutical products. Proposed federal legislative changes may expand consumers’ ability to purchase imported, lower priced versions of our and competing products from Canada and other countries. Further, several states and local governments have implemented importation schemes for their citizens, and, in the absence of federal action to curtail such activities, we expect other states and local governments to launch importation efforts. The importation of foreign products that compete with our own products could negatively impact our business and prospects.

We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect legislations, regulations or policies would have on our business. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted could impair our ability to set prices that cover our costs, constrain our ability to generate revenue from government funded or private third-party payors, limit the revenue and profitability of our potential customers, suppliers and collaborators, and impede our access to capital needed to operate and grow our company. Any of these circumstances could significantly limit our ability to operate profitably.

Employees

As of March 1, 2009, we had 352 employees, 21 who work in our Westlake, Texas facility, and 21 who work in our Germantown, Maryland facility. Our sales and marketing department consisted of 317 employees (308 of these employees are field based and work outside of the office) as of March 1, 2009. We currently have no part-time employees. None of our employees are subject to collective bargaining agreements. We consider our relationships with our employees to be good.

Access to Our Filings with the Securities and Exchange Commission

Our website address is www.middlebrookpharma.com. The information on our website is not a part of, or incorporated into, this Annual Report on Form 10-K. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, which are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, available without charge on our website as soon as reasonably practicable after they are filed electronically with, or otherwise furnished to, the Securities and Exchange Commission, or the SEC.

The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov, from which you can electronically access information regarding issuers that file electronically.

Item 1A.	Risk Factors

There are a number of important factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Those factors include, without limitation, those listed below and elsewhere herein.

Risks Related to Our Business

Our performance depends substantially on the ability of our new management team to fully implement a new business strategy and on the performance of our executive officers and other key personnel.

In September 2008, we issued and sold 30,303,030 shares of our common stock and a warrant to purchase an aggregate of 12,121,212 shares of our common stock to EGI-MBRK, L.L.C., or EGI, in a private placement offering, for proceeds of approximately $100 million. In connection with the offering, and as contemplated by the securities purchase agreement dated July 1, 2008 between us and EGI, our board of directors appointed John Thievon to replace Edward M. Rudnic, Ph.D., as our president and chief executive officer. Dr. Rudnic also resigned from our board, and our board appointed Mr. Thievon to fill this vacancy. In addition, David Becker was appointed our Executive Vice President and Chief Financial Officer, replacing Robert C. Low as our principal financial officer. We also expanded the size of our board of directors from seven to 10 members, adding new directors Lord James Blyth, William C. Pate and Mark Sotir. We have hired or promoted a number of other members of our senior management team. The new management team is in the process of setting new business objectives and implementing a new business strategy for our company and products. Our management team is untested, has not worked together as a group for an extended period of time, and may lack familiarity with our company and products. They may not work together effectively to successfully implement a new business strategy, manage our operations, or accomplish business objectives. In addition, the new initiatives being implemented may not be successful and could adversely affect our business. Poor execution in the transition of our management team and in implementing new initiatives could have a material adverse effect on our business, financial condition and results of operation.

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

From the date we began operations in January 2000 through December 31, 2008, we have incurred losses of approximately $236.9 million, including a loss of approximately $41.6 million and $42.2 million for the fiscal years ended December 31, 2008 and December 31, 2007, respectively. Our losses-to-date have resulted principally from research and development costs related to the development of our product candidates, the purchase of equipment and establishment of our facilities and selling, general and administrative costs related to our operations.

We expect to incur substantial losses in 2009 and depending on the successful commercialization of MOXATAG, we may incur substantial losses for the foreseeable future thereafter. Among other things, in 2009 we expect to incur significant expenses in anticipation of commercialization of our MOXATAG product which was approved for marketing by the FDA in January 2008. We have limited the further development of our KEFLEX PULSYS product candidate and postponed development of our pediatric PULSYS sprinkle product candidate in order to reduce our expenses. We may also incur losses in connection with the continued sales and marketing of our KEFLEX 750 mg product which was approved for marketing by the FDA in May 2006. In addition, we expect to incur additional expenses as a result of other research and development costs, and regulatory compliance activities.

Our chances for achieving profitability depend on numerous factors, including success in:

•	commercializing our MOXATAG (amoxicillin extended-release) Tablets, 775 mg product, which was approved for marketing by the FDA in January 2008;

•	maintaining sales of our KEFLEX 750 mg product;

•	successfully developing, gaining FDA approval for, and commercializing other product candidates; and

•	obtaining additional financing, should it prove to be necessary.

We may never become profitable.

Although our MOXATAG product has been approved for commercial sale, we will not be successful if the product is not accepted by the market.

Even though we have obtained regulatory approval to market MOXATAG, it, or any of our other potential PULSYS products, may not gain market acceptance among physicians, patients, pharmacists, healthcare payors and the medical community. The degree of market acceptance of any pharmaceutical product that we develop will depend on a number of factors, including:

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

Current unfavorable market conditions may adversely affect our product sales and business.

Current economic and market conditions are unfavorable. Adverse economic conditions impacting our customers, including among others, high unemployment, low customer confidence in the economy, high customer debt levels, low availability of customer credit and hardships relating to declines in the stock markets, could impact the ability or willingness of consumers to purchase our products, which could adversely affect our revenues and operating results. We expect that our products will be more expensive for consumers than competing products, and in the current economy consumers may be reluctant to accept higher costs. If market conditions remain unfavorable or deteriorate further, we may experience material impacts on our business, operating results and financial condition.

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

Even if pulsatile dosing is more efficient than traditional dosing, we may be unable to apply this finding in vivo successfully to a substantial number of products in the anti-infective market. Our preliminary studies indicate that pulsatile dosing may not provide superior performance for all types of antibiotics. Additionally, we have not conducted any studies with anti-viral or anti-fungal medications. If we cannot apply our technology to a wide variety of antibiotics or other anti-infectives, our potential market will be substantially reduced.

Our PULSYS delivery technology may not be effective for our product candidates, which would prevent us from commercializing products that are more effective than those of our competitors.

Even if we are correct that pulsatile dosing is more effective than traditional dosing of antibiotics, our PULSYS delivery technology must be effective in humans such that the pulsatile administration of drugs are at levels that prove effective in curing infections. We may not be successful in developing other antibiotics using our PULSYS technology. Furthermore, we may not be successful when applying for indications other than our current indications for MOXATAG. Should this occur, our pulsatile product candidates may not be more effective than the products of our competitors, which may decrease or eliminate market acceptance of our products.

If our PULSYS delivery technology is not effective in delivering rapid bursts of antibiotics, or is unable to do so at appropriate concentrations, and we are not able to create an alternative delivery method for pulsatile dosing that proves to be effective, we will be unable to capitalize on any advantage of our discovery, which could have a material adverse effect on our business and results of operations.

If a competitor produces and commercializes an antibiotic that is superior to our PULSYS antibiotics, the market for our potential products would be reduced or eliminated.

We have devoted a substantial amount of our research efforts and capital to the development of pulsatile antibiotics. Competitors are developing or have developed new drugs that may compete with our pulsatile antibiotics. A number of pharmaceutical companies are also developing new classes of compounds, such as oxazolidinones, that may also compete against our pulsatile antibiotics. In addition, other companies are developing technologies to enhance the efficacy of antibiotics by adding new chemical entities that inhibit bacterial metabolic function. If a competitor produces and commercializes an antibiotic or method of delivery of antibiotics that provides superior safety, effectiveness or other significant advantages over our pulsatile antibiotics, the value of our pulsatile drugs would be substantially reduced. As a result, we would need to conduct substantial new research and development activities to establish new product targets, which would be costly and time consuming. In the event we are unable to establish new product targets, we will be unable to generate additional sources of revenue.

We have not conducted an extensive third-party patent infringement, invalidity and enforceability investigation on pulsatile dosing and our PULSYS technology, and we are aware of at least one issued patent covering pulsatile delivery.

Our patents, prior art and infringement investigations were primarily conducted by our senior management and other employees. Although our patent counsel has consulted with management in connection with management’s intellectual property investigations, our patent counsel has not undertaken an extensive independent analysis to determine whether our PULSYS technology infringes upon any issued patents or whether our issued patents or patent applications covering pulsatile dosing could be invalidated or rendered unenforceable for any reason. We are aware of one issued patent owned by a third party that covers certain aspects of delivering drugs by the use of two delayed-release pulses. However, we believe that we will be able to manufacture and market formulations of our pulsatile products without infringing any valid claims under this patent. Any reformulation of our products, if required, could be costly and time-consuming and may not be possible. We cannot assure you that a claim will not be asserted by such patent holder or any other holder of an issued patent, that any of our products infringe their patent, or that our patents are invalid or unenforceable. We may be exposed to future litigation by third parties based on claims that our products or activities infringe the intellectual property rights of others. We cannot assure you that, in the event of litigation, any claims would be resolved in our favor. Any litigation or claims against us, whether or not valid, may result in substantial costs, could place a significant strain on our financial resources, divert the attention of management and harm our reputation. In addition, intellectual property litigation or claims could result in substantial damages and force us to do one or more of the following:

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

We have not filed for patent protection with respect to all of our specific formulations, materials (including inactive ingredients) or manufacturing process approaches that are incorporated in our PULSYS product candidates, and we may not seek such patent coverage in the future. In producing our PULSYS products, we expect to use general formulation techniques used in the industry that would be modified by us and which would, therefore, include know-how and trade secrets that we have developed. We cannot be certain that a patent would issue to cover such intellectual property, and currently, we would prefer to keep such techniques and know-how as our trade secrets. In the event a competitor is able to develop and patent technology substantially similar to ours, we may be blocked from using certain of our formulations or manufacturing process approaches, which could limit our ability to develop and commercialize products.

If we are unable to develop and successfully commercialize our PULSYS product candidates, we may never achieve profitability.

We have just begun the commercialization of our first PULSYS product, MOXATAG; however, as of December 31, 2008, we have not recognized any revenue from PULSYS product sales. With the exception of our KEFLEX PULSYS product candidate, which is in the early stages of preparing for a Phase III clinical trial, all of our pulsatile drugs candidates are in early stages of development. We must obtain regulatory approval for our products before we are able to commercialize these products and generate revenue from their sales. We expect that we must conduct significant additional research and development activities on our other PULSYS product candidates and successfully complete preclinical, Phase I, Phase I/II or Phase II, and Phase III clinical trials before we will be able to receive final regulatory approval to commercialize these pulsatile products. Even if we succeed in developing and commercializing one or more of our PULSYS products, we may never generate sufficient or sustainable revenue to enable us to be profitable.

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

Conducting clinical trials is a lengthy, time-consuming and expensive process. With the exception of both our KEFLEX PULSYS product candidate and pediatric PULSYS sprinkle product candidate, which have completed Phase I clinical trials, we have not completed preclinical studies and initial clinical trials (Phase I, Phase I/II or Phase II) to extrapolate proper dosage for our other potential product candidates for Phase III clinical efficacy trials in humans. In the event we incorrectly identify a dosage as appropriate for human clinical trials, any results we receive from such trials may not properly reflect the optimal efficacy or safety of our products and may not support approval in the absence of additional clinical trials using a different dosage.

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

We have a post marketing commitment to proceed with a Phase II clinical trial for our pediatric PULSYS sprinkle product candidate, which we may never be able to conduct.

As part of the MOXATAG approval, we are committed to submitting a final clinical trial report for a Phase III clinical study by March 2013 for our pediatric PULSYS sprinkle product candidate. Prior to the initiation of such a Phase III clinical trial, we plan to conduct a Phase II clinical trial in order to evaluate various dosing regimens. If we lack adequate financial resources to proceed with a Phase II clinical trial for our pediatric PULSYS sprinkle product candidate we will be unable to meet our commitment and will have to request that the FDA extend our current deferral until such resources are available. If the results of the Phase II clinical study do not support proceeding into a Phase III clinical trial, we will have to request a waiver for the further assessment of the safety and effectiveness of our pediatric PULSYS sprinkle product candidate. There can be no assurance that the FDA will grant our deferral or waiver requests. If we fail to obtain a deferral or waiver from the FDA regarding this post marketing commitment it could have a material adverse affect on our business.

Our ability to commercialize our products is dependent upon successfully developing our own sales and marketing capabilities and infrastructure.

Our new sales and marketing personnel have limited experience working together. In order to commercialize our MOXATAG product, we expanded our commercial capabilities, with the addition of several sales and marketing personnel, using a significant portion of the proceeds raised in our September 2008 private placement offering. The expansion of our sales infrastructure will also require substantial resources, which may divert the attention of our management and key personnel and defer our product development efforts. We filled all 30 district sales manager positions and 271 territory manager positions, and we have been actively creating a distribution channel for our drugs both in the commercial market and managed care market. Our sales force has had no experience selling our products and they may not be successful. In the event any of our other products or product candidates are approved by the FDA, we may have to expand our sales and marketing personnel, which could divert the attention of management and have a material adverse affect on other areas of our business, These efforts may not be successful and cause a delay in product sales and increased costs.

Our KEFLEX 750 mg product may not be successful.

We launched our KEFLEX 750 mg product in July 2006. While we have invested considerable resources in the launch of this product, to date, sales have not met our expectations. We had previously anticipated that this product would generate revenues in excess of related expenses and would contribute additional cash flow to help fund our other operations. During 2007 and 2008, we reduced the number of contract sales representatives and marketing costs associated with KEFLEX 750 mg in order to more closely match the monthly sales level. The extent to which this product is accepted by physicians is dependent upon a number of factors, including the recognition of the potential advantages over alternative generic dosage strengths of cephalexin, despite higher cost, and the effectiveness of our marketing and distribution capabilities. In addition, this product faces significant competition from other dosage strengths of cephalexin manufactured by generic pharmaceutical companies, as well as from other dosage strengths of immediate-release KEFLEX marketed by us. Although there is no current 750 mg dosage strength of generic cephalexin, the product is not protected by patents and we expect to have a limited window of opportunity to market this product, should generic pharmaceutical manufacturers choose to compete with us. Even if sales of this product increase in the short-term, we expect that the amount of revenues from this product could decline significantly within a few years due to competition from generic formulations of the product.

We rely upon a limited number of pharmaceutical wholesalers and distributors, which could impact our ability to sell our products.

We rely largely upon specialty pharmaceutical distributors and wholesalers to deliver our products to end users, including physicians, hospitals, and pharmacies. Product sales to three major pharmaceutical wholesalers, Cardinal Health Inc., McKesson Corporation and AmerisourceBergen Corporation, accounted for approximately 94% and 95% of our net revenue from KEFLEX in fiscal years ended December 31, 2007 and December 31, 2008, respectively. There can be no assurance that our distributors and wholesalers will adequately meet the market demand for our products. Given the high concentration of sales to certain pharmaceutical distributors and wholesalers, we could experience a significant loss if one of our top customers were to cease buying our product(s), declare bankruptcy or otherwise become unable to pay its obligations to us.

The potential success of our products and product candidates, will be dependent upon successfully pricing the products in the marketplace.

While we believe that physicians make antibiotic prescribing decisions based primarily on efficacy, safety, and compliance, we also believe that, when deciding whether to prescribe a modified-release drug or its immediate release generic analog, physicians also weigh patient co-pay and patient preferences. As a result, we believe that price will be an important driver of the adoption of our products and product candidates. In addition, we believe it will be important to carefully manage resistance from payor organizations by pricing our products in such a way as to minimize the incremental payor cost burden relative to generic analogs. If our product pricing does not achieve significant market acceptance, the sales of our products will be significantly impacted and it could materially adversely affect our business, financial condition and results of operations.

Generic pricing plans, such as that implemented by Wal-Mart and other retailers, may affect the market for our products.

In September 2006, Wal-Mart began offering certain generic drugs at $4 per prescription and various other retailers currently offer generic drugs at similar prices or for free. Amoxicillin and cephalexin are on the list of drugs that retailers provide at $4 per prescription or less. Wal-Mart and many of these other retailers have significant market presence. As a result, there can be no assurance that Wal-Mart’s generic pricing plan, and/or similar plans adopted by others, will not have a material adverse effect on the market for our products.

Our immediate-release KEFLEX products are subject to therapeutic equivalent substitution, and our products are subject to Medicaid reimbursement and price reporting.

The cost of pharmaceutical products continues to be a subject of investigation and action by governmental agencies, legislative bodies and private organizations in the United States and other countries. In the United States, most states have enacted legislation requiring or permitting a dispensing pharmacist to substitute a generic equivalent to the prescribed drug. Federal legislation requires pharmaceutical manufacturers to pay to state Medicaid agencies prescribed rebates on drugs to enable them to be eligible for reimbursement under Medicaid programs. Federal and state governments continue to pursue efforts to reduce spending in Medicaid programs, including imposing restrictions on amounts agencies will reimburse for certain products. We also must give discounts or rebates on purchases or reimbursements of our products by certain other federal and state agencies and programs. Our ability to earn sufficient returns on our products will depend, in part, on the availability of reimbursements from third party payors, such as health insurers, governmental health administration authorities and other organizations and the amount of rebates payable under Medicaid programs.

We are dependent on our contract manufacturers and suppliers to provide us with active pharmaceutical ingredients and finished products.

We do not maintain commercial scale manufacturing facilities. Our KEFLEX products were manufactured for us by Patheon. We were informed that Patheon would be closing its Puerto Rico site that manufactures our KEFLEX product and that they would be willing to manufacture enough KEFLEX to meet our commercial needs for approximately 18 months. We received our final order of KEFLEX from Patheon in February 2008 and cannot guarantee that the amount of product received will meet our near term demand for KEFLEX. We are actively pursuing a third-party manufacturer to produce our current immediate-release KEFLEX products and to perform development work on our KEFLEX pulsatile development product. However, we cannot guarantee that we will be able to select a site and obtain approval from the FDA for a third-party manufacturing and development site. If we are unable to obtain approval, or if such approval is delayed, for a third-party manufacturing and development site for our current KEFLEX products and our KEFLEX PULSYS development product this could result in a significant disruption to our business, have a material adverse affect on our business, financial condition and results of operations.

MOXATAG is manufactured for us by Stada Production Ireland Limited, or SPI, previously known as the manufacturing division of Clonmel Healthcare Limited, a subsidiary of STADA Arzneimittel AG, pursuant to a contract manufacturing arrangement. Samples of our MOXATAG product are packaged by Almac Pharma Services Limited, or ALMAC, pursuant to a three-year packaging agreement. Although we believe that our finished MOXATAG product and samples could be potentially obtained from several suppliers, our applications for regulatory approval currently only identify SPI and ALMAC as our authorized sources for MOXATAG product and samples, respectively. In the event that SPI or ALMAC are unable to supply MOXATAG product and samples to us in sufficient quantities on a timely basis or at a commercially reasonable price, or in the event either of them breaches their agreement with us, or if SPI or ALMAC loses its regulatory status as an acceptable source, we would need to locate another source. A change to a supplier not previously approved or an alteration in the procedures or product provided to us by an approved supplier may require formal approval by the FDA before the product could be sold and could result in significant disruption to our business. These factors could limit our ability to sell MOXATAG and could materially adversely affect our business, financial condition and results of operations.

If the demand for our products increases and we are unable to increase manufacturing capacity or unable to obtain additional capacity on reasonable economic terms to meet that demand, our revenues and operating results may be negatively impacted. The addition of capacity on unfavorable terms could also affect our revenue and profitability. In addition, any damage to, or disruption at, our manufacturers’ facilities could halt production of our products and materially harm our business.

Reliance on third-party manufacturers entails risks, including but not limited to:

•	the possibility that third parties may not comply with the FDA’s cGMP regulations, other regulatory requirements and quality assurance;

•	the possible breach of manufacturing agreements by third parties due to factors beyond our control; and

•	the possibility of termination or nonrenewal of an agreement by a third-party manufacturer, based on its own business priorities, at a time that is costly or inconvenient for us.

In the event of a supply disruption or a deterioration in our product quality from a third-party manufacturer, we would have to rely on alternative manufacturing sources or identify and qualify new manufacturers. We may not be able to identify or qualify new manufacturers in a timely manner or obtain a sufficient allocation of their capacity to meet our requirements. In addition, alternative vendors must comply with product validation and stability testing, which may involve additional manufacturing expense, delay in production or required regulatory approvals. Any resulting delays in meeting demand could negatively impact our inventory levels, sales, profitability, and reputation.

A limited number of manufacturers operating under cGMP regulations are capable of manufacturing amoxicillin and cephalexin to our specifications. We may be unable to utilize alternative manufacturing sources for these active pharmaceutical ingredients, or APIs, or to obtain such manufacturing on commercially reasonable terms or on a timely basis. Any transfer of our sources of supply to other manufacturers will require the satisfaction of various regulatory requirements, which could cause us to experience significant delays in receiving adequate supplies of API for use in our products. Any delays in the manufacturing process may adversely impact our ability to meet commercial demand on a timely basis, which would negatively impact our revenues, reputation and business strategy.

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

SPI and ALMAC will manufacture and package MOXATAG product and samples in their respective facilities in Ireland. Our costs associated with SPI are denominated in euros, or EUR, and those of ALMAC are in British pound sterling, or GBP. We are therefore exposed to fluctuations in the exchange rates between the U.S. dollar, or

USD, and the EUR and GBP, which could have an adverse effect on our financial results. In addition, we may be subject to the laws and regulations of local authorities. These laws and regulations may be modified in the future, and we may not be able to operate in compliance with those modifications.

We are currently in the process of selecting a third party manufacturer for our KEFLEX products. We believe this manufacturer will be located overseas, and the costs for the manufacturer will be denominated in a foreign currency, which exposes us to currency risk. In addition, we may be subject to separate laws and regulations of local authorities. These laws and regulations may be modified in the future, and we may not be able to operate in compliance with those modifications.

Fluctuations in exchange rates and changes in applicable foreign laws and regulations could have an adverse effect on our business, financial condition, or results of operations.

Our ability to conduct clinical trials will be impaired if we fail to qualify our clinical supply manufacturing facility and we are unable to maintain relationships with current clinical supply manufacturers or enter into relationships with new manufacturers.

We currently rely on several contractors to manufacture product for our clinical studies. We believe that there are a variety of manufacturers that we may retain to produce these products. However, once we retain a manufacturing source, if we are unable to maintain our relationship with such manufacturer, qualifying a new manufacturing source will be time consuming and expensive and may cause delays in the development of our products.

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

A component of our business strategy may involve in-licensing or acquiring drug compounds developed by other pharmaceutical and biotechnology companies or academic research laboratories that may be marketed and developed or improved upon using our novel technologies. Competition for promising compounds can be intense, and currently we have not entered into any arrangement to license or acquire any drugs from other companies, other than Eli Lilly. If we are not able to identify licensing or acquisition opportunities or enter into arrangements on acceptable terms, we may be unable to develop a diverse portfolio of products. Any product candidate that we acquire may require significant additional research and development efforts prior to seeking regulatory approval and commercial sale, including extensive preclinical and/or clinical testing. All product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be safe, non-toxic and effective or approved by regulatory authorities. In addition, we cannot assure you that any approved products that we develop or acquire will be: manufactured or produced economically; successfully commercialized; widely accepted in the marketplace or that we will be able to recover our significant expenditures in connection with the development or acquisition of such products. In addition, proposing, negotiating and implementing an economically viable acquisition is a lengthy and complex process. Other companies, including those with substantially greater financial, sales and marketing resources, may compete with us for the acquisition of product candidates and approved products. We may not be able to acquire the rights to additional product candidates and approved products on terms that we find acceptable, or at all. In addition, if we acquire product candidates from third parties, we may be dependent on third parties to supply such products to us for sale. We could be materially adversely affected by the failure or inability of such suppliers to meet performance, reliability and quality standards.

We could be forced to pay substantial damage awards if product liability claims that may be brought against us are successful.

The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to liability claims and financial losses resulting from the use or sale of our products. We have obtained limited product liability insurance coverage for our clinical trials, which we believe is adequate to cover our present activities. However, such insurance may not be adequate to cover any claims made against us. In addition, we may not be able to obtain or maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

Risks Related to Our Industry

Any inability to protect our intellectual property could harm our competitive position.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of other intellectual property for our technologies and products in the United States and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate our competitive advantage. Further, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and we may encounter significant problems in protecting our proprietary rights in these foreign countries.

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

If we are unable to protect the intellectual property rights related to our brands, our ability to compete effectively in the markets for our products and our business could be negatively impacted.

A significant part of our business strategy is to position MOXATAG and our KEFLEX line of products as preferred brands for relief of tonsillitis and/or pharyngitis secondary to Streptococcus pyogenes, and skin and skin structure infections, respectively. We believe that familiarity with our brands is an important competitive advantage and that the growth and sustainability of our market share for our product lines will depend to a significant extent upon the goodwill associated with our related trademarks, trade names and copyrights. We intend to use the trademarks and trade names on our products to convey that the products we sell are “brand name” products, and we believe consumers and physicians will ascribe value to our brands. We own the material trademark and trade name rights used in connection with the packaging, marketing and sale of our products. This ownership prevents our competitors or new entrants to the market from using our brand names. Therefore, we view trademark and trade name protection as critical to our business. Although most of our trademarks are registered in the United States, we may not be successful in asserting trademark or trade name protection. If we were to lose the exclusive right to use the MOXATAG or KEFLEX brand name or other brand names we establish or acquire in the future, our sales and operating results could be materially and adversely affected. We could also incur substantial costs to prosecute legal actions relating to the use of our trademarks and trade names, which could have a material adverse effect on our business, results of operations or financial condition.

Additionally, other parties may infringe on our property rights in our trademarks and trade names, which may dilute the value of our brands in the marketplace. Our competitors may also introduce brands that cause confusion with our brands in the marketplace, which could adversely affect the value that our customers associate with our brands and thereby negatively impact our sales. Any such infringement of our intellectual property rights would also likely result in a commitment of our time and resources to protect those rights through litigation or otherwise. In addition, third parties may assert claims against our trademark and trade name rights, and we may not be able to successfully resolve these claims. In such event, we may lose our ability to use the brand names that are the subject of these claims, which could have a material adverse impact on our sales and operating results. We could also incur substantial costs to defend even those claims that are not ultimately successful, which could materially adversely affect our business, results of operations or financial condition.

Legal proceedings or third party claims of intellectual property infringement may require us to spend time and money and could prevent us from developing or commercializing products.

Our technologies, products or potential products in development may infringe rights under patents or patent applications of third parties. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing, or sales of the product or product candidate that is the subject of the suit.

As a result of patent infringement claims, or to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product or be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This inability to enter into licenses could harm our business significantly.

The pharmaceutical industry has experienced substantial litigation and other proceedings regarding patent and other intellectual property rights. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the U.S. Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

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

Our main competitors are:

•	Large pharmaceutical companies, such as Pfizer, GlaxoSmithKline, Wyeth, Bristol-Myers Squibb, Merck, Johnson & Johnson, Roche, Schering-Plough, Novartis, sanofi-aventis, Abbott Laboratories, AstraZeneca, and Bayer, which may develop new drug compounds that render our drugs obsolete or noncompetitive.

•	Smaller pharmaceutical and biotechnology companies and specialty pharmaceutical companies engaged in focused research and development of anti-infective drugs, such as Trimeris, Vertex, Gilead Sciences, Cubist, Basilea, InterMune, Oscient, King, Advanced Life Sciences, and others.

•	Drug delivery companies, such as Johnson & Johnson’s Alza division, Biovail, DepoMed, Flamel Technologies, and SkyePharma, which may develop a dosing regimen that is more effective than pulsatile dosing.

•	Generic drug companies, such as Teva, Ranbaxy, Sandoz and Stada, which produce low-cost versions of antibiotics that may contain the same APIs as our PULSYS product candidates.

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

Our product candidates are subject to extensive and rigorous domestic government regulation as described more fully under Item 1. Business- “Government Regulation” in this Annual Report on Form 10-K. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. If we or our manufacturers fail to comply with those regulations, we could become subject to significant penalties or claims, which could materially and adversely affect our operating results or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect our revenue and the marketing of our products. If our products are marketed abroad, they will also be subject to extensive regulation by foreign governments. None of our PULSYS product candidates have been approved for sale in any foreign market. The regulatory review and approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. The actual time required for satisfaction of FDA pre-market approval requirements may vary substantially based upon the type, complexity and novelty of the product or the medical condition it is intended to treat. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon a manufacturer’s activities. Delays in obtaining regulatory approvals may:

•	adversely affect the commercialization of any drugs that we or our collaborative partners develop;

•	impose costly procedures on us or our collaborative partners;

•	diminish any competitive advantages that we or our collaborative partners may attain; and

•	adversely affect our receipt of revenues or royalties.

Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Of the large number of drugs in development, only a small percentage result in the submission of a NDA to the FDA, and the FDA approves even fewer for commercialization.

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

We may need to successfully address a number of challenges in order to complete the development of our future products. For example, to obtain marketing approval for a new product candidate, we and our third-party manufacturers will be required to demonstrate that we can consistently produce the product in commercial quantities and of specified quality on a repeated basis. This requirement is referred to as process validation. If we are unable to satisfy this process validation requirement for a future product candidate, through our third party manufacturers or otherwise, we will not receive approval to market such product.

In addition, the FDA and other regulatory agencies may apply new standards for safety, manufacturing, packaging, and distribution of future product candidates. Complying with such standards may be time consuming or expensive and could result in delays in our obtaining marketing approval for future product candidates, or possibly preclude us from obtaining such approval. Such a delay could also increase our commercialization costs, possibly materially.

Furthermore, our future products may not be effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use. Even if we do obtain regulatory approval, such regulatory approvals may be subject to limitations on the indicated uses for which we may market a product, which may limit the size of the market for such product.

We may rely on future collaborative partners to file investigational new drug applications and generally direct the regulatory approval process for some of our products. These collaborative partners may not diligently conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any product candidates. If we fail to obtain required governmental approvals, we or our collaborative partners will experience delays in, or be precluded from, marketing products developed through our research.

We and our contract manufacturers are also required to comply with applicable FDA cGMP regulations. cGMP regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before we can use them in commercial manufacturing of our products. We or our contract manufacturers may not be able to comply with the applicable cGMP requirements and other FDA regulatory requirements. If we or our contract manufacturers fail to comply, we could be subject to fines or other sanctions, or be precluded from marketing our products. Furthermore, if the FDA implements additional regulations with which we and our third party manufacturers have to comply, our expenses would increase.

Furthermore, our failure to comply with the FDA, U.S. Federal Trade Commission or state regulations relating to our product claims and advertising may result in enforcement actions and imposition of penalties or otherwise materially and adversely affect our marketing strategy and product sales.

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

Environmental laws and regulations can require us to undertake or pay for investigation, clean-up and monitoring of environmental contamination identified at properties that we currently own or operate or that we formerly owned or operated. Further, these laws and regulations can require us to undertake or pay for such actions at offsite locations where we may have sent hazardous substances for disposal. These obligations are often imposed without regard to fault. In the event we are found to have violated environmental laws or regulations, our reputation will be harmed and we may incur substantial monetary liabilities. We currently have insurance coverage that we believe is adequate to cover our present activities. However, this insurance may not be available or adequate to cover any losses arising from contamination or injury resulting from our use of hazardous substances.

Our current and future products may be associated with certain transient side effects. If we or others identify additional, more severe side effects associated with our current or future products, we may be required to withdraw our products from the market, perform lengthy additional clinical trials or change the labeling of our products, any of which would hinder or preclude our ability to generate revenues.

Our current cephalexin-based products may be associated with mild and transient side effects including diarrhea, dyspepsia, gastritis, and abdominal pain. Our amoxicillin-based product may be associated with vulvovaginal myotic infection, diarrhea, nausea, vomiting, abdominal pain and headaches.

If we or others identify side effects after any of our products are on the market:

•	regulatory authorities may withdraw their approvals;

•	we may be required to reformulate our products, conduct additional clinical trials, change the labeling of our products, or implement changes to obtain new approvals of manufacturers’ facilities;

•	we may recall the affected products from the market;

•	we may experience a significant drop in sales of the affected products;

•	our reputation in the marketplace may suffer;

•	we may become the target of lawsuits, including class action suits; and

•	we may be required to withdraw our products from the market and not be able to re-introduce them into the market.

Any of these events could harm or prevent sales of the affected products or could substantially increase the costs and expenses of commercializing or marketing these products, which would adversely affect our results of operations and financial position.

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

Potential regulatory changes, and the billing and reimbursement process applicable to underlying conditions may cause price erosion and reduce sales revenue for our products, and our products may not be accepted by healthcare providers.

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

Market acceptance of our products may depend on the availability of reimbursement by government and private third-party payors. In recent years, there have been numerous proposals to change the healthcare system in the United States. The growth of managed care organizations, or MCOs (e.g., medical insurance companies, medical plan administrators, hospital alliances and pharmaceutical benefit managers) has placed increased pressure on drug prices and on overall healthcare expenditures. MCOs and government and other private third-party payors increasingly are attempting to contain health care costs by limiting both the coverage and the level of reimbursement for drug products. Consequently, the reimbursement status of our products is highly uncertain, and we cannot assure that third-party coverage will be available or that available third-party coverage or payment will be adequate.

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

In September 2008, we issued and sold 30,303,030 shares of common stock and a warrant to acquire up to 12,121,212 additional shares of common stock at an exercise price of $3.90 per share to EGI-MBRK, L.L.C. In January 2008, we completed a private placement of 8,750,001 shares of common stock and warrants to acquire up to 3,500,001 shares of common stock at a price of $3.00 per unit. In April 2007, we completed a private placement of 10,155,000 shares of common stock and warrants to purchase 7,616,250 shares of common stock, at a price of $2.36375 per unit. In December 2006, we completed a private placement of 6,000,000 shares of common stock. In April 2005, we completed a private placement of 6,846,735 shares of our common stock and warrants to purchase a total of 2,396,357 shares of common stock at an exercise price of $4.78 per share.

We have registered approximately 15,817,679 and 4,500,000 shares of common stock that are authorized for issuance under our Stock Incentive Plan and New Hire Stock Incentive Plan, respectively. As of March 1, 2009, options to purchase 16,608,379 shares were outstanding, 3,883,293 of which are vested and exercisable. Because they are registered, the shares authorized for issuance under our stock plans can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

We could be forced to pay liquidated damages if we do not maintain the effectiveness of our S-3 registration statements.

Pursuant to the terms of the registration rights agreements for each of the private placement transactions described directly above, we filed with the SEC shelf registration statements on Form S-3 covering resales of common stock. The registration rights agreement in each transaction provides that if we do not maintain the effectiveness of the registration statement, then in addition to any other rights the investor may have, we will be required to pay the investor liquidated damages in cash.

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

Provisions in our certificate of incorporation and Delaware law may have the effect of delaying or preventing a merger or acquisition, or making a merger or acquisition less desirable to a potential acquirer, even when the stockholders may consider the acquisition or merger favorable. Under the terms of our certificate of incorporation, we are authorized to issue 25.0 million shares of “blank check” preferred stock, and to determine the price, privileges, and other terms of these shares. The issuance of any preferred stock with superior rights to our common stock could reduce the value of our common stock. In particular, specific rights we may grant to future holders of preferred stock could be used to restrict an ability to merge with or sell our assets to a third party, preserving control by present owners and management and preventing you from realizing a premium on your shares.

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

We may undertake strategic acquisitions of technologies and products. Integration of such technologies and products will involve a variety of costs, and we may never realize the anticipated benefits of such acquisitions.

We intend to pursue opportunities to acquire technologies, brands and products that would allow us to leverage our professional field sales force or our marketing and development expertise or enhance our product portfolio or brand recognition in the prescription market. We have limited experience in identifying and completing such acquisitions. Further, acquisitions typically entail many risks, including risks related to the integration of the technologies and products. In attempting to integrate such technologies and products, we may experience unexpected integration costs and delays, which may divert management and employee attention and disrupt our ability to develop and introduce new products. If we are not able to successfully integrate our acquisitions, we may not be able to realize the intended benefits of the acquisition.

As a result of acquiring products or entering into other significant transactions, we will likely experience, significant charges to earnings for acquisitions and related expenses, including transaction costs, closure costs or acquired in-process product development charges. These costs may include substantial fees for investment bankers, attorneys, accountants, and financial printing costs. Charges that we may incur in connection with acquisitions could adversely affect our results of operations for particular quarterly or annual periods. In addition, we may lack the required funds or resources to carry out such acquisitions.

We may need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could adversely affect our marketing and development programs and other operations.

We will require substantial funds to commercialize our products, launch new products, promote our brands, and conduct development, including preclinical testing and clinical trials, of our potential products. We believe that our existing cash, coupled with cash flow from product sales, will be sufficient to fund our anticipated levels of operations through at least the next 12 months. However, our future capital requirements will depend on many factors, including:

•	the success of our commercialization of our products and the costs associated with related marketing, promotional and sales efforts;

•	the timing of new product launches, product development and advancement of other product candidates into development;

•	potential acquisitions or in-licensing of other products or technologies;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of manufacturing activities, including raw material sourcing and regulatory compliance; and

•	the costs involved in establishing and protecting our patent, trademark and other intellectual property rights.

Additional financing may not be available to us when we need it or on favorable terms, especially during the unfavorable economic conditions that currently exist and that may exist in the future. If we are unable to obtain adequate financing on a timely basis, we may be required to significantly curtail one or more of our marketing, development, licensing, or acquisition programs. We could be required to seek funds through arrangements with others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own. If we raise additional funds by issuing equity securities, our then-existing stockholders will experience dilution and the terms of any new equity securities may have preferences over our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease the following space:

Location	Sq. Ft. (appx)	Expiration

Westlake, TX (Headquarters)	15,000	November 2013
Germantown, MD (Office/R & D)	62,000	June 2013
Germantown, MD (Vacant)	33,000	June 2013

We currently occupy approximately 15,000 square feet of office space in our Germantown, Maryland facilities and are actively marketing the excess space. We believe that our facilities are suitable and adequate to meet our current needs.

Item 3.	Legal Proceedings

We are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business, except as discussed below.

In August 2007, Eli Lilly and Company provided notice of a legal matter relating to KEFLEX to us. A product liability claim was filed by Jamie Kaye Moore against Eli Lilly, Teva Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on March 28, 2007. The claim alleges injury from ingestion of some form of KEFLEX. Lilly has determined through discovery that Ms. Moore did not take branded KEFLEX but rather took generic cephalexin manufactured by codefendant Teva. Lilly filed a Motion for Summary Judgment on the grounds that plaintiff did not take a Lilly product. That motion was denied without prejudice to its refiling. Lilly refiled its Motion for Summary Judgment after the close of discovery. As the matter remains unresolved, Lilly is not currently requesting indemnification from MiddleBrook.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on The NASDAQ Global Market, or NASDAQ under the symbol MBRK (previously, AVNC until June 29, 2007) since July 3, 2006. Prior to the creation of the NASDAQ Global Market, our common stock traded on the NASDAQ National Market. Our common stock began trading on the NASDAQ National Market on October 17, 2003 upon our initial public offering. The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by NASDAQ for each quarter during the last two fiscal years, commencing on January 1, 2007:

	High	Low

December 31, 2008:
Fourth quarter	$1.96	$0.95
Third quarter	3.43	1.17
Second quarter	4.89	3.18
First quarter	4.44	1.11
December 31, 2007:
Fourth quarter	$2.47	$1.00
Third quarter	2.62	1.71
Second quarter	4.50	2.20
First quarter	3.99	2.00

Holders

As of March 10, 2009, there were 117 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares are generally held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

Dividends

We have never declared or paid any cash dividends on our common stock. We intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments and such other factors as our board of directors deems relevant.

Recent Sales of Unregistered Securities

On January 24, 2008, we entered into a securities purchase agreement for the private placement of 8,750,001 shares of common stock and warrants to acquire up to 3,500,001 additional shares of our common stock. We filed a registration statement on Form S-3 covering the resale of our common stock and the common stock to be acquired upon exercise of the warrants. The registration statement was declared effective by the SEC on February 11, 2008.

On September 4, 2008, pursuant to a securities purchase agreement entered into on July 1, 2008, we issued and sold in a private transaction 30,303,030 shares of common stock and a warrant to acquire up to 12,121,212 additional shares of our common stock. We filed a registration statement on Form S-3 covering the resale of our common stock and the common stock to be acquired upon exercise of the warrants. The registration statement was declared effective by the SEC on November 24, 2008.

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

The following graph shows the cumulative total return resulting from a hypothetical $100 investment in our common stock on December 31, 2003, through December 31, 2008. MiddleBrook stock price performance over this period is compared to the same amount invested in the Nasdaq Stock Market (U.S.) Index and the Nasdaq Pharmaceutical Index over the same period (in each case, assuming reinvestment of dividends). This graph is presented as required by SEC rules. Past performance might not be indicative of future results. While total stockholder return can be an important indicator of corporate performance, we believe it is not necessarily indicative of our corporation’s degree of success in executing our business plan, particularly over short periods.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
MiddleBrook Pharmaceuticals	$100.00	$50.94	$18.40	$52.14	$16.01	$20.01
Nasdaq Stock Market (U.S.)	$100.00	$108.83	$111.14	$122.09	$132.39	$63.78
Nasdaq Pharmaceutical Index	$100.00	$106.50	$117.29	$114.79	$120.73	$112.32

Equity Compensation Plan Information

The following table provides information with respect to the equity securities that are authorized for issuance under our equity compensation plans as of December 31, 2008.

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued upon	Weighted-Average	Equity Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in Second
Plan Category	Warrants and Rights	Warrants and Rights	Column)

Equity compensation plans approved by security holders	13,363,194	$2.80	511,440
Equity compensation plans not approved by security holders(1)	2,396,600	$1.31	2,103,400

Total	15,759,794		2,614,840

(1)	In September 2008, our board of directors approved the New Hire Stock Incentive Plan (the “New Hire Incentive Plan”) for use in making inducement grants of stock options to new employees pursuant to the NASDAQ Marketplace Rule 4350(i)(1)(A)(iv) as a material inducement for them to join MiddleBrook. The New Hire Incentive Plan was based upon and is substantially similar to our Stock Incentive Plan as approved by stockholders, except that eligible recipients are limited to prospective employees of MiddleBrook, consistent with its purpose as an employment inducement tool. The board of directors initially authorized 4,500,000 shares under the New Hire Incentive Plan, and as of December 31, 2008, we had issued options to purchase 2,396,600 shares of our common stock pursuant to this plan. Accordingly, as of January 1, 2009, 2,103,400 shares remained available under the New Hire Incentive Plan. The board of directors may increase shares available under the New Hire Incentive Plan in its discretion.

Item 6.	Selected Financial Data

The following selected financial information has been derived from the audited financial statements. The information below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and the financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004

Statements of Operations Data
Total revenue	$8,849,570	$10,456,700	$4,810,410	$16,847,690	$11,358,032

Cost and expenses:
Cost of product sales	1,635,051	2,576,954	899,601	562,009	169,854
Research and development	19,078,990	21,957,708	25,973,844	39,729,441	33,642,930
Selling, general and administrative	24,384,254	26,043,711	21,288,968	10,515,302	12,219,409

Total expenses	45,098,295	50,578,373	48,162,413	50,806,752	46,032,193

Loss from operations	(36,248,725)	(40,121,673)	(43,352,003)	(33,959,062)	(34,674,161)
Interest income (expense), net	723,682	(40,834)	385,034	954,193	669,448
Other income or (expense)	(6,714,000)	(2,249,048)	976,815	16,292	—

Loss before noncontrolling interest and taxes	(42,239,043)	(42,411,555)	(41,990,154)	(32,988,577)	(34,004,713)
Income tax (benefit)	(174,498)	—	—	—	—
Loss attributable to noncontrolling interest	484,725	162,189	—	—	—

Net loss applicable to common stockholders	$(41,579,820)	$(42,249,366)	$(41,990,154)	$(32,988,577)	$(34,004,713)

Basic and diluted net loss per share	$(0.64)	$(0.96)	$(1.38)	$(1.20)	$(1.50)

Shares used in computing net loss per share, basic and diluted	65,179,709	43,816,145	30,535,965	27,421,516	22,684,410

Balance Sheet Data at Year-End:
Unrestricted cash, cash equivalents and marketable securities	$74,761,935	$1,951,715	$15,379,461	$29,431,058	$30,051,937
Total assets	95,192,816	23,665,795	42,005,769	57,796,892	61,142,140
Long-term debt, including current portion	—	—	6,963,889	1,567,412	2,577,387
Noncontrolling interest	—	7,337,811	—	—	—
Accumulated deficit	(236,914,648)	(195,334,828)	(153,085,462)	(111,095,308)	(78,106,731)
Total stockholders’ equity (deficit)	71,930,500	(5,848,152)	11,872,020	33,342,011	39,738,379

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion may contain forward-looking statements, the accuracy of which involves risks and uncertainties. As a result of many factors, such as those set forth under the “Forward-Looking Statements” and “Risks Related to our Business” sections in Part 1, Item 1 and elsewhere in this annual report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Our Business

MiddleBrook Pharmaceuticals, Inc. was incorporated in Delaware in December 1999 and commenced operations on January 1, 2000. We are a pharmaceutical company focused on developing and commercializing anti-infective drug products that fulfill unmet medical needs. We have developed a proprietary delivery technology called PULSYS, which enables the pulsatile delivery, or delivery in rapid bursts, of certain drugs. Our PULSYS technology can potentially offer the prolonged release and absorption of a drug. We believe that the pulsatile delivery of certain medicines can provide therapeutic advantages over current dosing regimens and therapies. We currently have 26 issued U.S. patents and four issued foreign patents covering our PULSYS technology which extend through 2020.

Our near-term corporate strategy is to improve dosing regimens and frequency of dosing which we believe will result in improved patient dosing convenience and compliance for antibiotics that have been used and trusted for decades. Initially we are focused on developing PULSYS product candidates utilizing approved and marketed drugs such as amoxicillin and cephalexin.

Our lead PULSYS product, based on the antibiotic amoxicillin, received U.S. Food and Drug Administration, or FDA, approval for marketing on January 23, 2008, under the trade name MOXATAG (amoxicillin extended-release) Tablets, 775 mg. MOXATAG is the first and only FDA-approved once-daily amoxicillin. It is approved for the treatment of pharyngitis/tonsillitis secondary to Streptococcus pyogenes, commonly known as strep throat, for adults and pediatric patients age 12 and older. On March 16, 2009, our 271-member field sales force and 30 district sales managers will begin detailing MOXATAG to approximately 40,000 primary care physicians and 16,500 pharmacies to help educate them on the benefits of MOXATAG. We believe these primary care physicians have traditionally written most of the prescriptions for antibiotic treatment of strep throats.

We have two additional PULSYS product candidates in clinical development. We are currently in the early stages of preparing for a Phase III clinical trial for our KEFLEX (cephalexin) PULSYS product candidate for the treatment of skin and skin structure infections. We believe the added convenience of improving cephalexin from its typical two-to-four times per day dosing regimen to a once-daily product represents an attractive commercial opportunity. Assuming the availability of funds, we also plan to conduct a Phase II trial to evaluate various dosing regimens of our amoxicillin pediatric PULSYS sprinkle product candidate, which is a sprinkle formulation utilizing the antibiotic amoxicillin for use in pediatric patients greater than two years old with pharyngitis/tonsillitis secondary to Streptococcus pyogenes.

We currently market certain drug products which do not utilize our PULSYS technology and which are not protected by any other patents. We acquired the U.S. rights to KEFLEX (cephalexin, USP), the immediate-release brand of cephalexin, from Eli Lilly in 2004. We currently sell our line of immediate-release KEFLEX products to wholesalers in capsule formulations, and received FDA marketing approval in May 2006 for two additional immediate-release KEFLEX capsule strengths, 333 mg and 750 mg; however, we only market the 750 mg capsules. Previously, the Innovex division of Quintiles Transnational Corporation, or Innovex, provided us with a contract sales force for the promotion of KEFLEX 750 mg capsules. However, in November 2008, we terminated our agreement with Innovex, and began to hire an internal dedicated 271-person sales force to prepare for the nationwide launch of MOXATAG in March 2009.

General

Our future operating results will depend largely on our ability to successfully commercialize our lead PULSYS product, MOXATAG; our KEFLEX 750 mg product; and our ability to develop our product candidates in clinical development, which is subject to our having adequate financial resources available. The results of our operations will vary significantly from year to year and quarter to quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in this Annual Report on Form 10-K.

Management Overview of the Key Developments in 2008

The following is a summary of key events that occurred during 2008.

Review of Strategic Alternatives Concluded in $100 Million Equity Investment

•	Subsequent to receiving FDA approval for our MOXATAG product in January 2008, we announced that we had retained Morgan Stanley as our strategic advisor to assist us in exploring various strategic alternatives to further enhance stockholder value. Strategic alternatives that were evaluated included, but were not limited to, continued execution of our operating plan, licensing or development arrangements, the sale of some or all of our assets, partnership or other collaboration agreements, or a merger or other strategic transaction. On July 1, 2008, we announced that we reached an agreement for a $100 million equity investment in us by EGI-MBRK, L.L.C., or EGI.

•	On September 4, 2008, following stockholder approval, and in accordance with the stock purchase agreement dated July 1, 2008 with EGI, we sold 30,303,030 shares of our common stock at $3.30 per share and a five-year warrant to purchase a total of 12,121,212 shares of our common stock at an exercise price of $3.90 per share to EGI in exchange for its $100 million equity investment, or the EGI Transaction.

•	In connection with the EGI Transaction, we repurchased certain KEFLEX assets previously sold to two entities affiliated with Deerfield Management, or Deerfield, Kef Pharmaceuticals, Inc., or Kef, and Lex Pharmaceuticals, Inc., or Lex, in November 2007 by purchasing all of the outstanding capital stock of both Kef and Lex for approximately $11 million, which canceled our ongoing royalty obligations to Deerfield. Additionally, we redeemed the warrant to purchase 3.0 million shares of our common stock issued to Deerfield for a total of $8.8 million.

•	As part of the agreement with EGI, a new, commercially-focused senior management team was appointed. The net proceeds from the EGI Transaction, after repurchasing the KEFLEX assets, have allowed us to move forward with the commercial launch of MOXATAG, including hiring a dedicated sales force, and to continue work on the development of our proprietary delivery technology, or PULSYS, product candidate, KEFLEX PULSYS.

MOXATAG Approval

•	We received FDA approval of our New Drug Application, or NDA, on January 23, 2008, for our once-daily amoxicillin PULSYS product under the trade name MOXATAG (amoxicillin extended-release) Tablets, 775 mg, which is indicated for the treatment of adults and pediatric patients 12 years and older with pharyngitis and/or tonsillitis secondary to Streptococcus pyogenes (commonly referred to as strep throat). The FDA approval of MOXATAG combined with our distribution, marketing and professional detail efforts will provide physicians with the first FDA-approved once-daily aminopenicillin antibiotic product for the treatment of pharyngitis.

•	Following approval of MOXATAG, we were actively engaged in the commercial manufacture, testing and validation of our MOXATAG tablet production process in cooperation with our contract manufacturer, STADA Production Ireland Limited in Clonmel, Ireland, or Stada. Additionally, we retained ALMAC Pharma Services Limited, or ALMAC, to handle the packaging of our MOXATAG product samples.

Orange Book Listing

•	The Orange Book is the means by which the FDA identifies products it has approved on the basis of safety and efficacy under Section 505 of the Federal Food, Drug and Cosmetic Act, and attached in an addendum to the Orange Book are any applicable periods of patent and non-patent market exclusivity for those FDA approved drugs.

•	In October 2008, Section 4 of Public Law No. 110-379, extended certain Hatch Waxman Act patent and exclusivity benefits to older antibiotics that were historically excluded from these provisions of the Federal Food, Drug, and Cosmetic Act. Amoxicillin and cephalexin are older antibiotics covered by this new law. As such, we may be eligible for 3-year exclusivity for these drugs if applicable legal and regulatory requirements are met. In addition, transition provisions included in the new law permit us to list certain patents in the Orange Book, thereby requiring that any applicant seeking approval of an abbreviated new drug application, or ANDA, or Section 505(b)(2) version of MOXATAG would have to certify to these patents. In late 2008, after the enactment of the new law, we submitted, and the FDA listed in the Orange Book, three patents covering MOXATAG. Moreover, if we submit future 505(b)(2) NDAs that rely on previous approvals of older antibiotics for which there are Orange Book-listed patents, then we would have to certify to any patents listed in the Orange Book for those products.

•	If we subsequently submit an NDA for a new use for MOXATAG, KEFLEX, or our amoxicillin pediatric PULSYS sprinkle product candidate those could qualify for three-year exclusivity, or if there is an applicable patent covering the drug product, then we will take the necessary steps to ensure that the FDA’s Orange Book reflects this. Should we obtain the FDA’s approval for our line extension of KEFLEX, currently termed KEFLEX PULSYS, then we will take the necessary steps to ensure that the FDA’s Orange Book reflects any applicable period of patent or non-patent market exclusivity.

Marketed Products — KEFLEX (Cephalexin, USP) 250 mg, 500 mg and 750 mg Capsules

•	In 2008, net sales of our branded KEFLEX (Cephalexin, USP) immediate-release product line were approximately $8.8 million.

•	During 2008, we continued our commercialization efforts for our 750 mg strength of KEFLEX capsules through our 30 person contract sales force with Innovex. However, in November 2008, we terminated our agreement with Innovex and we began hiring our dedicated sales force of 271 sales representatives and 30 district sales managers.

Focus for 2009

Our primary focus for 2009 will be the commercial launch of our MOXATAG product for adults and pediatric patients 12 years and older, beginning March 16, 2009, along with the continued commercialization of our KEFLEX 750 mg capsules. We also need to continue to preserve cash prior to achieving commercial profitability and sustainable operating cash.

We also intend to work toward validating additional active pharmaceutical ingredient providers for our products and a new third-party manufacturer for our KEFLEX products.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, fair valuation of stock related to stock-based compensation and income taxes. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize revenue for the sale of pharmaceutical products and for payments received, if any, under collaboration agreements for licensing, milestones, and reimbursement of development costs as follows:

Product Sales.  Revenue from product sales, net of estimated provisions, is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably probable. Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for sales discounts, and estimates for chargebacks, service fees, rebates, and product returns are established as a reduction of product sales revenue at the time revenues are recognized, based on historical experience adjusted to reflect known changes in the factors that impact these reserves.

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

As of December 31, 2008 and 2007, the liability for product returns was $1.3 million and $1.4 million, respectively, and was recorded within Accrued expenses and other current liabilities on our consolidated balance sheet. The decreased liability balance is the result of fewer sales during 2008 compared to 2007, which we believe is due to the fewer sales representative detailing physicians about the benefits of KEFLEX 750 mg, due to the reduction of contract sales representatives from 75 in 2007 to 30 for most of 2008. We estimate the level of sales which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues.

Our estimates take into consideration historical returns of our products, estimated product in the trade channel, remaining time until expiration and our future expectations. We periodically review the reserves established for returns and adjust the reserves and estimates based on actual experience. The amount of actual product returns could be either higher or lower than the amounts accrued by us. Changes in our estimates would be recorded in the income statement in the period of the change. If we over or under estimate the quantity of product which will ultimately be returned, there may be a material impact to our financial statements. Based on historical experience, we have estimated and accrued approximately 6% of gross product sales for KEFLEX 750 mg and 7% for all other KEFLEX strengths to cover future product returns. Changing that accrual rate by one percentage point would result in an approximately $192,000 impact to our financial results by increasing or decreasing net sales. We have not had reason to make any material changes to the assumptions utilized in our returns estimate.

Distribution Service Fees.  Consistent with industry practice, we enter into distribution and inventory management agreements with our key wholesalers to provide incentives to effectively manage channel inventory and provide timely and accurate data with respect to inventory levels and data regarding sales activity.

The distribution service fees paid to each wholesaler are based on agreements and are unique to each wholesaler. Therefore, the reserve fluctuates based on the product mix and sales levels to each wholesaler. As of December 31, 2008 and 2007, the reserves for distribution service fees related to agreements with wholesalers were approximately $266,000 and $340,000, respectively, and were recorded as a reduction of gross accounts receivable. The decreased reserve balance compared to the prior year is the result of decreased sales combined with the timing of the deductions taken by wholesalers. The reserve is calculated and recorded as a reduction of gross sales at the time the product is sold but the deduction is taken by the wholesaler against a future payment. Based on the unique formula to record these fees for each wholesaler, there have been minimal adjustments to these balances.

Chargebacks and Rebates.  Chargebacks and rebates represent the difference between the prices at which we sell our products to wholesalers and the sales price ultimately paid under fixed price contracts by third-party payers, including governmental agencies. We record an estimate at the time of sale of the amount to be charged back to us or rebated to the end user.

As of December 31, 2008 and 2007, reserves for chargebacks were approximately $97,000 and $238,000, respectively, and recorded as a reduction of gross accounts receivable. The reserves for Medicaid rebates were approximately $67,000 and $183,000, respectively, for the same periods and were recorded within Accrued expenses and other current liabilities. The decreases in the reserve balance compared to prior year is driven by decreased sales in 2008 compared to 2007 combined with the timing of payment and deductions taken against the reserves and a review of historical experience.

We have recorded reserves for chargebacks and rebates based upon various factors, including current contract prices, historical trends, estimated inventory levels and our future expectations. The amount of actual chargebacks and rebates claimed could be either higher or lower than the amounts we have accrued. Changes in our estimates would be recorded in the income statement in the period of the change. The accrual rates for chargebacks and rebates are more predictable than for product returns due to the amount of the chargeback or rebate generally being based on contracted dollar amounts or percentages. Additionally, chargebacks and Medicaid rebates are typically accrued and paid out (or deducted by customers) within one to three fiscal quarters compared to product returns which could take up to three years subsequent to the date of sale. As a result of the more predictable nature of chargebacks and Medicaid rebates, we do not believe that the actual amounts claimed will be materially different than the amounts previously accrued and reflected in our financial statements.

Other Sales Allowances and Reserves.  We also record other sales allowances and reserves that reduce the total of our gross product revenue. These allowances and reserves include cash discounts, coupon redemption estimates and pricing discounts. Cash discounts are for prompt payments from customers and are estimated based on customer payment terms and historical experience. Cash discount reserves are recorded as an allowance against accounts receivable. Coupon redemptions are based on the specific terms of the coupon and timing and quantity of distribution combined with historical redemption rates. The reserve for coupon redemption is recorded as a liability within Accrued expenses and other current liabilities. Pricing discounts are based on the specific terms of each discount and are recorded at the time of the sale of such discounted product.

The following table shows the balances of liabilities and accounts receivable valuation accounts resulting from sales reserves and allowances at each balance sheet date:

	December 31,
	2008	2007

Product returns	$1,321,000	$1,415,000
Rebates and other	189,000	262,000

Accrued returns, rebates and other(1)	$1,510,000	$1,677,000

Distribution service fees(2)	$266,000	$340,000
Chargebacks(2)	$97,000	$238,000
Cash discounts(2)	$16,000	$25,000

(1)	Accrued returns, rebates and other are reported within Accrued expenses and other current liabilities on the consolidated balance sheet.

(2)	Distribution fees, chargebacks and cash discounts are reported as valuation allowances against accounts receivable on the consolidated balance sheet.

For the years ended December 31, 2008 and 2007, 94.6% and 93.5%, respectively, of net sales were attributable to three customers: Cardinal Health, McKesson and AmerisourceBergen. As a result of this concentration of our sales among a few customers and the similarity of our KEFLEX products, we have been able to closely monitor our reserves against sales and have made minimal adjustments to our assumptions to date. Therefore, most of our provisions made during 2008, 2007 and 2006 have been associated with products sold during the respective year. The following table summarizes the activity of accrued returns, distribution fees, chargebacks and other sales allowances:

					Rebates &	Total Accrued
	Product	Distribution		Cash	Other Sales	Sales Reserves
	Returns	Service Fees	Chargebacks	Discounts	Allowances	& Allowances

Balance at December 31, 2005	$842,100	$213,200	$65,800	$20,500	$155,400	$1,297,000
Provision made for sales during period	351,200	454,700	122,700	120,200	69,000	1,117,800
Payments/credits	(256,300)	(568,100)	(88,600)	(123,500)	(111,900)	(1,148,400)
Balance at December 31, 2006	937,000	99,800	99,900	17,200	112,500	1,266,400
Provision made for sales during period	746,800	604,000	254,100	261,400	406,100	2,272,400
Payments/credits	(269,400)	(364,200)	(116,400)	(253,000)	(256,100)	(1,259,100)
Balance at December 31, 2007	1,414,400	339,600	237,600	25,600	262,500	2,279,700
Provision made for sales during period	712,500	626,600	194,600	223,800	321,600	2,079,100
Provision/(benefit) for sales in prior periods	635,700	—	(160,300)	—	(100,300)	375,100
Payments/credits	(1,441,600)	(700,100)	(174,600)	(233,300)	(294,800)	(2,844,400)

Balance at December 31, 2008	$1,321,000	$266,100	$97,300	$16,100	$189,000	$1,889,500

Inventories

Inventory is stated at the lower of cost or market with cost determined under the first-in, first-out method. Inventory consists of KEFLEX finished capsules. We purchase our KEFLEX products from third-party manufacturers only at the completion of the manufacturing process, and accordingly have no raw material or work-in-process inventories. At least on a quarterly basis, we review our inventory levels and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable.

Foreign Exchange Forward Exchange Contracts

We have entered into three foreign currency forward exchange contracts to hedge forecasted inventory and sample purchase transactions that are subject to foreign exchange exposure to either the euro or British pound sterling. These instruments are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 149, SFAS 133, and are recorded in our consolidated balance sheet at fair value in either other current assets (for unrealized gains) or other current liabilities (for unrealized losses).

We formally document our hedge relationships, including identifying the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. This process includes identifying the designated derivative to forecasted transactions. We also formally assess, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged item. The maturities of the forward exchange contracts generally coincide with the settlement dates of the underlying exposure.

We do not use derivatives for trading purposes and restrict all derivative transactions to those intended for hedging purposes.

Intangible Assets

Acquired Intangible Assets.  We originally acquired the U.S. rights to the KEFLEX brand of cephalexin in 2004. During November 2007 we sold these rights to Deerfield and then reacquired them in September 2008. We may acquire additional pharmaceutical products in the future that include license agreements, product rights and other identifiable intangible assets. When intangible assets are acquired, we review and identify the individual intangible assets acquired and record them based on relative fair values. Each identifiable intangible asset is then reviewed to determine if it has a definite life or indefinite life, and definite-lived intangible assets are amortized over their estimated useful lives.

Impairment.  We assess the impairment of identifiable intangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include significant underperformance compared to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of these factors, we first perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses for services performed and liabilities incurred. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated accrued expenses for services include professional service fees, such as lawyers and accountants; contract service fees, such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials; fees paid to our contract sales organization; and fees paid to contract manufacturers in conjunction with the production of clinical materials. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often judgmental. We make these judgments based upon the facts and circumstances known to us in accordance with GAAP. We also make estimates for other liabilities incurred, including health insurance costs for our employees. We used to be self-insured for claims made under our health insurance program and recorded an estimate at the end of a period for claims not yet reported. Our risk exposure is limited, as claims over a maximum amount are covered by an aggregate stop loss insurance policy.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” or SFAS 123R. We adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense under the SFAS 123R on a prospective basis only. Accordingly, prior period financial statements were not restated. Under this transition method, stock-based compensation cost for the years ended December 31, 2008, 2007 and 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the fair value provisions of SFAS 123R.

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

•	We estimate the expected term of share-based awards granted subsequent to January 1, 2006 utilizing many factors including historical experience, vesting period of awards, expected volatility and employee demographics. Accordingly, as of December 31, 2008, we have estimated the expected term to be 4.0 years, equal to the length of the vesting periods for most option grants. Previously, we elected to determine the expected term of share-based award granted subsequent to January 1, 2006 using the transition approach proved by Staff Accounting Bulletin No. 107, under which an expected term of 6.25 years may be used for four-year grants with a ten-year contractual term. A shorter expected term would result in lower compensation expense.

•	To estimate expected future volatility, we use our historical volatility over a period equal to our estimated expected term of options adjusted for certain unusual, one day fluctuations. We have no implied volatility data since we have no publicly traded options or other financial instruments from which implied volatility can be derived. As of December 31, 2008, we changed our volatility from 75% to 90% based on the updated expected term and our adjusted historical volatility. Historically, we based our estimate of expected future volatility upon a combination of our historical volatility together with the average volatility rates of comparable public companies. Using a higher volatility input to the Black-Scholes model would result in a higher compensation expense.

•	The risk-free rate is based on U.S. Treasury yields in effect at the time of grant corresponding with the expected term of the options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

Income Taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As required by FAS 109, income tax expense or benefit for the year is allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income, and items charged or credited directly to shareholders equity. Pursuant to this intraperiod allocation requirement, $174,498 of tax benefit has been allocated to the loss from continuing operations, and $174,498 of tax expense has been allocated to the unrealized gains that were recorded in other comprehensive income due to FAS 115 and FAS 133. We have not recorded any tax provision or benefit for the years ended December 31, 2007 and 2006. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot presently be sufficiently assured. At December 31, 2008 and 2007, we had federal and state net operating loss carryforwards of approximately $186.3 million and $161.7 million, respectively, available to reduce future taxable income, which will begin to expire in 2020. Under the provisions of Sections 382 and 383 of the Internal Revenue Code, certain substantial changes in our ownership may result in a limitation on the amount of net operating loss and research and experimentation tax credit carry forwards which can be used in future years. During 2001, 2005 and 2008, we may have experienced such ownership changes.

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We applied the provisions of FIN 48 effective January 1, 2007. The implementation of FIN 48 had no impact on our financial condition, results of operations, or cash flows, as we had no unrecognized tax benefits.

Warrants

Freestanding financial instruments, such as detachable warrants, must be evaluated under the authoritative accounting literature to determine whether they should be classified as assets or liabilities (derivative accounting), temporary equity, or permanent equity. Management initially evaluates whether the instruments are covered by SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS 150. If the instrument is not governed by SFAS 150, then management determines whether it meets the definition of a derivative under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” To determine whether a specific warrant agreement would follow derivative accounting under SFAS 133, management must first evaluate whether the warrant would meet the definition of equity under the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” or EITG 00-19. Financial instruments such as warrants that are classified as permanent or temporary equity are excluded from the definition of a derivative for purposes of SFAS 133. Financial instruments, including warrants, that are classified as assets or liabilities are considered derivatives under SFAS 133, and are marked to market at each reporting date, with the change in fair value recorded in the income statement.

Under EITF 00-19, contracts that require physical settlement or net-share settlement and contracts that give the issuer the choice of settlement (in cash or shares) are classified as equity. Contracts that require net-cash settlement or that give the counterparty a choice which includes net-cash settlement are classified as assets or liabilities, not equity. If a transaction is outside the control of the issuer and there is the possibility that the issuer could net-cash settle, then for purposes EITF 00-19 it is assumed that the issuer will have to net-cash settle, which may preclude accounting for a contract as equity of the company except in certain circumstances where the existing common stockholders would also receive cash.

Management’s judgment is required in evaluating the terms of freestanding instruments, such as warrants, and the application of authoritative accounting literature. In November 2007, we issued 3.0 million warrants to affiliates of Deerfield in connection with the sale and license of certain non-PULSYS KEFLEX tangible and intangible assets. The warrant agreement contains provisions for cash settlement under certain conditions, including a major asset sale or acquisition in certain circumstances, which is available to the warrant holders at their option. As a result, management concluded that the warrants should be classified as a liability at their contractual fair value in our consolidated balance sheet. These warrants were redeemed for cash on September 4, 2008, in accordance with the Deerfield Agreement dated July 1, 2008. All other warrants, including those issued to EGI in September 2008, are classified as equity based on the provisions of each warrant agreement.

Registration Payment Arrangements

We view a registration rights agreement containing a liquidated damages provision as a separate freestanding contract which has nominal value, and we have followed that accounting approach, consistent with FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” or FSP No. EITF 00-19-2. Under this approach, the registration rights agreement is accounted for separately from the financial instrument. Under FSP No. EITF 00-19-2, registration payment arrangements are measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Should we conclude that it is more likely than not that a liability for liquidated damages will occur, we would record the estimated cash value of the liquidated damages liability at that time.

Consolidation of Variable Interest Entities

FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” or FIN 46R, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The usual condition for a controlling financial interest is ownership of a majority of voting interest; however, there may be situations where the controlling financial interest may be achieved through arrangements that do not involve voting interests.

Variable interest entities are entities that are subject to consolidation because they meet the provisions of FIN 46R. Management’s judgment is required in identifying potential variable interest entities and in evaluating the application of the provisions of FIN 46R to those potential variable interest entities. Paragraph 5 of FIN 46R specifies that an entity shall be subject to consolidation under FIN 46R if (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties; or (b) the equity investment holders lack (1) the direct or indirect ability to make decisions about an entity’s activities, (2) the obligation to absorb the expected losses of the entity, or (3) the right to receive the expected residual returns of the entity. If management concludes that an entity is a variable interest entity under FIN 46R, an analysis must then be made to determine if there is a primary beneficiary, using either a qualitative or quantitative approach.

In accordance with FIN 46R, our management evaluated whether the Deerfield affiliates Kef and Lex are variable interest entities and, if so, whether there is a primary beneficiary with a controlling financial interest. Because MiddleBrook made the important decisions with respect to the ongoing activities involving the assets owned by Kef and Lex, the Kef and Lex entities were determined to be variable interest entities for this characteristic. Because we had a fixed price repurchase option, the equity holders in Kef and Lex did not have rights to all of the residual returns of the entities; accordingly Kef and Lex were determined to be variable interest entities for this characteristic. Management used a qualitative analysis to determine whether Deerfield or MiddleBrook was the primary beneficiary of the entities. MiddleBrook was determined to be the primary beneficiary, because it was the party exposed to the majority of the risks. Thus, we consolidated the financial condition and results of operations of Kef and Lex in accordance with FIN 46R.

In connection with the EGI Transaction, we repurchased those certain KEFLEX assets previously sold to Kef and Lex in November 2007 by purchasing all of the outstanding capital stock of both Kef and Lex. Accordingly, subsequent to September 4, 2008, we no longer eliminate the noncontrolling interest of Kef and Lex from our consolidated financial condition and results of operations.

Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-03. EITF 07-03 concludes that nonrefundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007. Adoption of EITF 07-03 did not have a material effect on our results of operations and financial condition.

In December 2007, the EITF reached a consensus on EITF Issue No. 07-01, “Accounting for Collaborative Arrangements,” or EITF 07-01. EITF 07-01 requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (or made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. In addition, a participant in a collaborative arrangement should provide the following disclosures separately for each collaborative arrangement: (a) the nature and purpose of the arrangement, (b) its rights and obligations under the collaborative arrangement, (c) the accounting policy for the arrangement in accordance with APB Opinion 22, “Disclosure of Accounting

Policies,” and (d) the income statement classification and amounts arising from the collaborative arrangement between participants for each period an income statement is presented. EITF 07-01 will be effective for annual periods beginning after December 15, 2008. Adoption of EITF 07-01 is not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141R, which is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in the business combination. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R will be applied prospectively. We will adopt SFAS 141R prospectively on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” or SFAS 160. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The adoption of SFAS 160 is not expected to have a material effect on our results of operations and financial condition.

In February 2008, the FASB issued a FASB Staff Position, or FSP, to defer the effective date of SFAS No. 157, “Fair Value Measurements,” or SFAS 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The delay is intended to provide the FASB additional time to consider the effect of certain implementation issues that have arisen from the application of SFAS 157 to these assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” or SFAS 161. SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective as of January 1, 2009. We are currently assessing the impact of SFAS 161 on our consolidated financial statements.

Research and Development Expenses

We expect our research and development expenses to be significant as we continue to develop our product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, development costs for contract manufacturing prior to FDA approval of products, costs of materials required to validate the manufacturing process and prepare for commercial launch, depreciation of capital resources used to develop our products, and other costs of facilities. We expense research and development costs as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments, assuming sufficient financial resources are available, in order to be in a position to realize the potential of our product candidates and proprietary technologies.

Summary of Product Development Initiatives.  The following table summarizes our product development initiatives for the fiscal years ended December 31, 2008, 2007 and 2006. Included in this table is the research and development expense recognized in connection with each product candidate currently in clinical development and all preclinical product candidates as a group.

See Item 1. Business Section: “Our Product Pipeline” above for our current priority product candidates.

				Incurred From
				Inception
				(January 1, 2000)	Clinical
	Year Ended December 31,			to December 31,	Development
	2008	2007	2006	2008	Phase

Direct Project Costs(1)
MOXATAG(2)	$6,677,000	$10,615,000	$12,354,000	$77,776,000	NDA approved
KEFLEX Product Development(3)	504,000	3,324,000	5,424,000	14,834,000	Early stages of preparing for Phase III
Other Product Candidates	63,000	147,000	863,000	16,318,000	Phase II (on-hold)

Total Direct Project Costs	7,244,000	14,086,000	18,641,000	108,928,000

Indirect Project Costs(1)
Facility	4,857,000	3,468,000	3,136,000	20,426,000
Depreciation	5,675,000	2,854,000	2,441,000	16,848,000
Other Indirect Overhead	1,303,000	1,550,000	1,756,000	12,480,000

Total Indirect Expense	11,835,000	7,872,000	7,333,000	49,754,000

Total Research & Development Expense	$19,079,000	$21,958,000	$25,974,000	$158,682,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

(2)	On January 23, 2008, we received approval for marketing from the FDA of our amoxicillin PULSYS adult and pediatric patients age 12 and older product, with the trade name MOXATAG. See Item 1. Business — Our Approved and Marketed Products — “MOXATAG (amoxicillin extended-release) Tablets, 775 mg”. We previously had an agreement under which Par Pharmaceutical was to be responsible for funding the anticipated future development costs of this product and our amoxicillin pediatric PULSYS sprinkle product candidate. See Item 1. Business — Collaboration Agreements — “Termination of Our Collaboration with Par Pharmaceutical for Amoxicillin PULSYS” above. Assuming availability of funds, we plan to conduct a Phase II clinical trial for our amoxicillin pediatric PULSYS sprinkle product candidate. See Item 1. Business — Our Product Pipeline — PULSYS Product Candidates — “Amoxicillin Pediatric PULSYS Sprinkle Program” above.

(3)	Direct Project Costs for KEFLEX product development include development costs for the non-pulsatile KEFLEX 750 mg line extension product, which commercially launched in July 2006, as well as research and development costs for a once-a-day KEFLEX PULSYS product candidate. We are currently in the early stages of preparing for a Phase III clinical trial for our KEFLEX PULSYS product candidate.

Net Losses

We have a limited history of operations. We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including the progress of our research and development efforts, the approval and commercial launch of new products, and the timing and outcome of regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of December 31, 2008, we had an accumulated deficit of approximately $236.9 million. We anticipate incurring additional annual operating losses in 2009 and into 2010.

Results of Operations

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

Revenues.  We recorded revenues of $8.8 million during the fiscal year ended December 31, 2008 compared to $10.5 million during the fiscal year ended December 31, 2007, composed of KEFLEX product sales as follows:

Product Sale Revenues:	2008	2007

KEFLEX 750 mg capsules	$6,485,000	$7,717,000
KEFLEX 250 mg and 500 mg capsules	2,365,000	2,740,000

Total	$8,850,000	$10,457,000

Net sales of KEFLEX decreased 15% during 2008 compared to 2007 while units sold decreased 24%. A price increase during October 2007 helped partially offset the impact of declining units sold on our net revenue. We believe the primary driver of the decreased sales is fewer prescriptions being written as a result of fewer physicians being detailed about the benefits of KEFLEX 750 mg by our contract sales representatives. In order to reduce expenses, we decreased our contract sales force from 75 in 2007 to 30 during 2008. The contract for the sale force was terminated in November 2008.

Cost of Product Sales.  Cost of product sales represents the purchase cost of the KEFLEX products sold during the year, provisions for obsolescence, as well as royalties, if applicable. The following table discloses the major components of cost of product sales:

Cost of Product Sales:	2008	2007

Product manufacturing costs	$888,000	$903,000
Obsolescence provisions	39,000	864,000
Royalty to Eli Lilly	708,000	810,000

	$1,635,000	$2,577,000

The decrease in product manufacturing costs during the year reflects the decrease in units sold during 2008 compared to 2007, partially offset by an increase in cost per unit across all products. The royalty to Eli Lilly also reflects the decrease in sales during 2008 as the royalty is calculated based on sales of KEFLEX 750 mg. The decrease in the obsolescence provision is due to a large provision recorded in 2007 to cover excess inventory of KEFLEX 750 mg after initial sales forecasts were lowered resulting in slow-moving inventory. Most of this excess inventory was destroyed in 2008. Obsolescence provisions result from projections of future sales compared to inventory levels, and a determination that a portion of inventory may not be sold prior to expiration date.

Consignment and royalty payments we owed to Kef and Lex based on sales of all KEFLEX non-PULSYS products are eliminated in the consolidated statement of operations in accordance with FIN 46R. These payments approximated $1.0 million from January 1, 2008 through September 4, 2008, and $0.3 million for the period from November 8, 2007 through December 31, 2007, the periods during which we consolidated Kef and Lex under the provisions of FIN 46R.

Research and Development Expenses.  Research and development expenses decreased $2.9 million, or 13%, to $19.1 million for the fiscal year ended December 31, 2008 from $22.0 million for the fiscal year ended December 31, 2007. Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies and manufacturing validation in advance of commercial launch of MOXATAG. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

The following table discloses the components of research and development expenses reflecting our project expenses.

	Year Ended December 31,
Research and Development Expenses	2008	2007

Direct project costs:
Personnel, benefits and related costs	$3,881,000	$6,766,000
Stock-based compensation	555,000	718,000
Consultants, supplies, materials and other direct costs	2,881,000	6,530,000
Clinical studies	(73,000)	72,000

Total direct costs	7,244,000	14,086,000
Indirect project costs	11,835,000	7,872,000

Total	$19,079,000	$21,958,000

Personnel, benefits and related costs decreased $2.9 million, or 43%, during the year ended December 31, 2008 compared to 2007 as a result of lower headcount due to expense reductions. The lower headcount also drove lower stock-based compensation expense for the period.

Consultants, supplies, materials and other direct costs also dropped significantly from $6.5 million to $2.9 million, or 56%, due to reduced research and development activity as we prepared for the commercial launch of MOXATAG. The 2007 activity primarily related to our contract manufacturer’s facility modifications in Clonmel, Ireland that were completed by the end of 2007. The 2008 activity relates to the manufacturing and validation activities to prepare for commercial supply.

Indirect project costs increased by $4.0 million, primarily due to costs related to our ceasing to use parts of our Germantown, Maryland research facilities, including loss on sales of assets, impairment of leasehold improvements and accelerated expense associated with the lease. These additional expenses more than offset reductions in other indirect costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $1.7 million, or 6%, to $24.4 million for the year ended December 31, 2008 from $26.0 million for the year ended December 31, 2007.

	Year Ended December 31,
	2008	2007

Salaries, benefits and related costs	$4,937,000	$3,284,000
Severance costs	2,144,000	534,000
Stock-based compensation	1,649,000	1,213,000
Legal and consulting expenses	1,727,000	2,212,000
Other expenses	6,994,000	6,526,000
Marketing costs	2,839,000	4,746,000
Contract sales expenses	4,094,000	7,529,000

Total	$24,384,000	$26,044,000

Selling, general and administrative expenses consist of salaries and related costs for executive, marketing, selling and other administrative personnel, selling and product distribution costs, professional fees and facility costs. Overall expenses decreased by $1.7 million, or 6%, compared to prior year.

The driver of the decrease is due to a reduction in the contract sales force from 75 representatives in 2007 to 30 representatives during most of 2008. The agreement with the contract sales force provider was terminated during the fourth quarter of 2008. Marketing expenses associated with the KEFLEX 750 mg product also decreased year over year. These reductions were partially offset by a severance charge recorded during the third quarter of 2008 associated with the departure of executives and other employees in connection with the EGI Transaction in

September 2008, along with hiring additional employees as the commercially-focused management team began to prepare for the launch of MOXATAG in the first quarter of 2009.

Other expenses increased 7% over prior year, primarily reflecting increased activity in preparation of hiring our field sales force and other general expenses including insurance, accounting, facility and equipment expenses.

Net Interest Income (Expense).  Net interest income was $0.7 million for the year ended December 31, 2008 compared to net interest expense of $41,000 for the year ended December 31, 2007. The income increase of $0.8 million represents interest income on increased cash and short-term investment balances invested during the year combined with no interest expense during the current year as our Merrill Lynch Capital term debt facility was paid off in November 2007.

	Year Ended December 31,
	2008	2007

Interest income	$724,000	$543,000
Interest expense	—	(584,000)

Total, net	$724,000	$(41,000)

Early Extinguishment of Debt.  In connection with the payoff of the Merrill Lynch Capital debt facility in November 2007, we incurred expenses of $0.2 million. We did not have any similar expenses in 2008.

Warrant Expense.  Warrant expense in 2008 of $6.7 million resulted from recording the full warrant liability of $8.8 million paid to Deerfield in connection with the re-acquisition of the KEFLEX intangibles assets during the third quarter of 2008 in connection with the EGI Transaction. As of December 31, 2007, $2.1 million of warrant liability had already been expensed.

Other Income.  Other income of $0.1 million in 2007 represents forgiveness of our debt to Montgomery County, Maryland. During 2007 we received notice from Montgomery County that we had met the conditions required for our development loan to be forgiven, and accordingly the full amount was recognized as Other income in the quarter. We had no Other income amounts during 2008.

Noncontrolling Interest.  Pursuant to the agreements that we entered into with Deerfield in November 2007, we consolidated the financial condition and results of operations of Kef and Lex in accordance with FIN 46R until we acquired these entities in September 2008. Accordingly, during 2008, we have deducted the losses of $0.5 million attributable to the noncontrolling interest (the losses of Kef and Lex) from our net loss in the consolidated statement of operations, and we also reduced the noncontrolling interest holders’ ownership interest in Kef and Lex in the consolidated balance sheet by the losses of Kef and Lex. This loss represents the loss from January 1, 2008 through the acquisition date of September 4, 2008. During 2007, we deducted losses associated with the noncontrolling interest of $0.2 million which represents the loss from when we entered into the agreements in November 2007 through December 2007. Subsequent to our acquisition of the entities, we fully consolidated them in our financial condition and result of operations without eliminating any associated losses.

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

Revenues.  We recorded revenues of $10.5 million during the fiscal year ended December 31, 2007 compared to $4.8 million during the fiscal year ended December 31, 2006, composed of KEFLEX product sales as follows:

Product Sale Revenues:	2007	2006

KEFLEX 750 mg capsules	$7,717,000	$2,680,000
KEFLEX 250 mg and 500 mg capsules	2,740,000	2,130,000

Total	$10,457,000	$4,810,000

Prior to the third quarter of 2006, net product sales consist primarily of shipments of the KEFLEX 250 mg and 500 mg strengths to wholesalers. In July 2006, we launched a 750 mg strength capsule, supported by a targeted and dedicated national contract sales force of 75 sales representatives and eight MiddleBrook district sales managers. Sales of 750 mg in 2007 reflected a full 12 months of shipments as compared to six months in 2006. Sales of

KEFLEX 250 mg and 500 mg capsules increased in 2007 primarily due to price increases implemented during the year.

Cost of Product Sales.  Cost of product sales represents the purchase cost of the KEFLEX products sold during the year, provisions for obsolescence, as well as royalties, if applicable. The following table discloses the major components of cost of product sales:

Cost of Product Sales:	2007	2006

Product manufacturing costs	$903,000	$459,000
Obsolescence provisions	864,000	140,000
Royalty to Eli Lilly	810,000	301,000

	$2,577,000	$900,000

The increase in product manufacturing costs and Eli Lilly royalty expense reflect a full year of sales activity for the KEFLEX 750 mg product in 2007 versus six months in 2006. Only the KEFLEX 750 mg product is currently subject to Eli Lilly royalty cost. Consignment and royalty payments due to affiliates of Deerfield from MiddleBrook based on sales of all KEFLEX non-PULSYS products, beginning in November 2007, which approximated $0.3 million for the period from November 8, 2007 through December 31, 2007, are eliminated in the consolidated statement of operations in accordance with FIN 46R. Obsolescence provisions result from projections of future sales compared to inventory levels, and a determination that a portion of inventory may not be sold prior to expiration date.

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

Personnel, benefits and related costs increased due to an increased bonus payout of $0.2 million resulting from our successfully achieving FDA approval of the MOXATAG NDA, increased healthcare and other benefits costs of $0.2 million, and annual pay increases. Stock-based compensation decreased $0.7 million as certain grants awarded in prior years became fully amortized, and as the total number of new options awarded declined due to the decline in employee headcount.

Consultants, supplies, materials and other direct costs increased $1.6 million as we continued developing our manufacturing capability in anticipation of the launch of MOXATAG. Clinical trials expense decreased $5.9 million overall, as we conducted a single Phase III adult amoxicillin PULSYS trial in 2006, and none in 2007.

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

Selling, general and administrative expenses consist of salaries and related costs for executive and other administrative personnel, selling and product distribution costs, professional fees and facility costs. Major increases in 2007 include costs of promoting sales of our KEFLEX 750 mg line extension for a full year in 2007 versus six months in 2006.

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

Stock-based compensation decreased $0.8 million as certain grants awarded in prior years became fully amortized, and as the total number of new options awarded declined due to the reduction in employee headcount.

Other expenses increased $0.4 million as we incurred a regulatory filing fee of $0.9 million in connection with our MOXATAG NDA, versus a prior year fee of $0.3 million, and other regulatory fees of $0.2 million.

Marketing and contract sales expenses totaled $12.3 million versus $8.7 million in 2006 reflecting costs to promote sales of our KEFLEX 750 mg product for a full year, versus part year in 2006.

Net Interest Income (Expense).  Net interest income was $41,000 for the year ended December 31, 2007 compared to net interest income of $0.4 million for the year ended December 31, 2006. Interest income overall declined $0.4 million due to reduced cash balances available for investing during the year.

Interest expense in 2007 increased compared to 2006 due to incurred interest costs related to our Merrill Lynch Capital term debt facility, which was in place for approximately six months in 2006 versus over 10 months in 2007 before being paid off in November 2007.

	Year Ended December 31,
	2007	2006

Interest income	$543,000	$896,000
Interest expense	(584,000)	(511,000)

Total, net	$(41,000)	$385,000

Warrant expense.  Warrant expense in 2007 of $2.1 million resulted from an initial charge of $2.6 million, reduced by a credit at year end of $0.5 million as the warrants were revalued based upon the year end stock price, which had declined since the warrants were issued on November 7, 2007.

Other Income.  Other income of $0.1 million in 2007 represents forgiveness of our debt to Montgomery County. During 2007 we received notice from Montgomery County that we had met the conditions required for our development loan to be forgiven, and accordingly the full amount was recognized as Other Income in the quarter.

Other income of $1.0 million in 2006 represents the recognition in income of an advance payment received in 2005 from a potential buyer of our KEFLEX brand. We did not enter into a definitive agreement for the asset sale, and in January 2006 we decided to retain the KEFLEX assets. The agreement in principle expired on February 28, 2006. Under the circumstances, the advance payment of $1.0 million was not refundable and was therefore recognized as income in 2006.

Noncontrolling Interest.  Pursuant to the agreements that we entered into with Deerfield in November 2007, we consolidated the financial condition and results of operations of Kef and Lex in accordance with FIN 46R. Accordingly, we have deducted the losses of $0.2 million attributable to the noncontrolling interest (the losses of Kef and Lex) from our net loss in the consolidated statement of operations, and we have also reduced the noncontrolling interest holders’ ownership interest in Kef and Lex in the consolidated balance sheet by the losses of Kef and Lex.

Liquidity and Capital Resources

We have funded our operations principally with the proceeds of $54.5 million from a series of five preferred stock offerings and one issue of convertible notes over the period 2000 through 2003, the net proceeds of $54.3 million from our initial public offering in October 2003, and private placements of common stock for net proceeds of $25.8 million, $16.7 million, $22.4 million, $19.9 million, and $96.0 million in April 2005, December 2006, April 2007, January 2008, and September 2008, respectively. In addition, we have received funding of $8.0 million and $28.25 million from GlaxoSmithKline and Par Pharmaceutical, respectively, as a result of collaboration agreements for the development of new products. Since July 2004, we have also received cash of approximately $33.8 million from sales of our KEFLEX products.

We received a $1.0 million advance payment in 2005 from a potential buyer of our KEFLEX brand, which we recognized in income in 2006 as the sale was not completed and the amount was not refundable. In the second quarter of 2006, we received proceeds of $6.9 million from a term loan, net of costs and the payoff of existing debt. In November 2007, we sold certain of our KEFLEX assets in exchange for $7.5 million (less a $0.5 million payment to the purchaser to cover their expenses related to the transaction), while retaining the right to continue operating the KEFLEX business subject to certain royalty payments to the purchaser as well as the right to repurchase the assets at a future date at predetermined prices. These assets were re-purchased when we acquired the Deerfield Entities in September 2008. See Review of Strategic Alternatives Concluded in $100 Million Equity Investment above and footnote 14, Noncontrolling Interest — Deerfield Transaction, of the consolidated financial statements for additional information.

On July 1, 2008, we announced that we concluded our review of strategic alternatives with an agreement for a $100 million equity investment in us by EGI. The transaction closed, following stockholder approval, on September 4, 2008.

Cash and Marketable Securities

At December 31, 2008, unrestricted cash, cash equivalents and marketable securities were $74.8 million compared to $2.0 million at December 31, 2007.

	As of December 31,
	2008	2007

Cash and cash equivalents	$30,520,000	$1,952,000
Marketable securities	44,242,000	—

Total	$74,762,000	$1,952,000

Our cash and cash equivalents are highly-liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities are highly-liquid investments and are classified as available-for-sale, as they can be utilized for current operations. Our investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/P1. We do not invest in auction rate securities. Due to our current liquidity needs we do not anticipate holding any security with a maturity greater than 12 months, and at December 31, 2008 and December 31, 2007, we held no security with a maturity greater than 365 days from those dates.

Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

Cash Flow

The following table summarizes our sources and uses of cash and cash equivalents for fiscal years ending December 31, 2008, 2007, and 2006.

	Year Ended December 31,
	2008	2007	2006

Net cash used in operating activities	$(23,996,000)	$(35,261,000)	$(36,331,000)
Net cash provided by (used in) investing activities	(55,501,000)	(834,000)	10,793,000
Net cash provided by financing activities	108,065,000	23,190,000	22,278,000

Net increase (decrease) in cash and cash equivalents	$28,568,000	$(12,905,000)	$(3,260,000)

Operating Activities

Net cash used in operating activities for the three years ended December 31, 2008 is presented in the following table, which displays cash received and cash disbursed by major element.

	Year Ended December 31,
Operating Activities	2008	2007	2006

Cash receipts:
Cash received from product sales	$9,575,000	$10,707,000	$6,120,000
Interest income received and other	974,000	785,000	1,568,000

Total cash receipts	10,549,000	11,492,000	7,688,000

Cash disbursements:
Cash paid for employee compensation and benefits	10,841,000	11,260,000	9,969,000
Cash paid to vendors, suppliers, and other	23,704,000	35,493,000	34,050,000

Total cash disbursements	(34,545,000)	46,753,000	44,019,000

Net cash used in operating activities	$(23,996,000)	$(35,261,000)	$(36,331,000)

Cash received from product sales decreased from $10.7 million in 2007 to $9.6 million in 2008. The decrease is primarily driven by the decrease in product sales during the same period. Cash received from product sales in 2007 of $10.7 million exceeded product sales cash receipts in 2006 of $6.1 million, reflecting the positive impact of a full year of sales of our KEFLEX 750 mg product as compared to a half-year in 2006. Cash paid for employee compensation decreased by $0.4 million to $10.8 million in 2008 as the result of an overall reduction in headcount as part of an expense reduction program. Cash paid for employee compensation and benefits increased in 2007 compared to 2006, as we employed sales managers throughout 2007 as compared to only a part of 2006, and we added certain staff positions to prepare the Stada’s manufacturing facility for FDA approval and eventual launch of MOXATAG. The 42% decrease in cash paid to vendors from 2007 to a total of $23.7 million in 2008 reflects the impact of a reduction in expenses as part of the expense reduction plan and the completion of the development of MOXATAG. Cash paid to vendors in 2007 reflects a full year of marketing and external sales force costs to market KEFLEX 750 mg capsules, as well as payments to complete the buildout of Stada’s manufacturing facility in Clonmel, Ireland for MOXATAG. Clinical trials spending decreased in 2007 as compared to 2006, as we did not conduct any Phase III trials in the year.

Investing Activities

Net cash used in / provided by investing activities for the three years ended December 31, 2008 is presented in the following table, which displays cash received and cash disbursed by major element.

	Year Ended December 31,
Investing Activities	2008	2007	2006

Cash receipts:
Sale of marketable securities, net of purchases	$2,380,000	$563,000	$10,590,000
Sale of fixed assets, restricted cash and other	1,366,000	—	754,000

Total cash receipts	3,746,000	563,000	11,344,000

Cash disbursements:
Repurchase of KEFLEX assets	12,190,000	—	—
Purchase of marketable securities	46,244,000	—	—
Property and equipment purchases and deposits	813,000	1,397,000	551,000

Total cash disbursements	59,247,000	1,397,000	551,000

Net cash (used in) / provided by investing activities	$(55,501,000)	$(834,000)	$10,793,000

The sales and purchases of marketable securities in 2008 were driven by the additional funds received during September in conjunction with the EGI Transaction. The sale of fixed assets during 2008 related to funds received in connection with asset auctions held during the year to sell laboratory equipment that we were no longer utilizing in our Maryland facilities. Additionally during the year, we entered into a lease for office space in Westlake, Texas for which we made a deposit and acquired office equipment for new employees. We also repurchased the non-PULSYS KEFLEX intangible assets from Deerfield during the year.

Property and equipment purchases in 2007 were made primarily to complete the buildout and equip Stada’s manufacturing facility in Clonmel, Ireland for MOXATAG.

The most significant investing activities in 2006 included net purchases and sales of marketable securities of $10.6 million, the release of restricted cash of $0.7 million, and purchases and deposits on property and equipment of $0.6 million.

Financing Activities

Net cash provided by financing activities for the three years ended December 31, 2008 is presented in the following table, which displays cash received and cash disbursed by major element.

	Year Ended December 31,
Financing Activities	2008	2007	2006

Cash receipts:
Cash received from private placement	$115,943,000	$22,412,000	$16,736,000
Cash received from term debt	—	—	7,793,000
Cash received from Deerfield	—	7,500,000	—
Cash received from exercise of stock options and warrants	936,000	167,000	353,000

Total cash receipts	116,879,000	30,079,000	24,882,000

Cash disbursements:
Cash paid to settle warrant liability	8,814,000	—	—
Cash paid for debt	—	6,889,000	2,604,000

Total cash disbursements	8,814,000	6,889,000	2,604,000

Net cash provided by financing activities	$108,065,000	$23,190,000	$22,278,000

The major financing activities in 2008 included two private placements of common stock, the first occurred in January and generated net proceeds to $19.9 million, and the second occurred in September and generated net proceeds of $96.0 million. In connection with the second offering, we settled the outstanding warrant liability with Deerfield for $8.8 million, which partially offset the proceeds from the financing activities.

The major financing activities in 2007 were a private placement of common stock that occurred in April which generated $22.4 million of net proceeds, and the November sale of our inventory and non-PULSYS KEFLEX intangibles to Deerfield which generated $7.5 million of gross proceeds, not reflecting a $0.5 million payment to the purchaser to cover expenses related to the transaction. The proceeds from the Deerfield transaction were used to pay off the balance of our Merrill Lynch debt facility.

The major financing activities in 2006 were a private placement of common stock, which provided $16.7 million net of issuance costs, and a debt facility with Merrill Lynch Capital which provided financing of $7.8 million. Additionally, repayments on lines of credit totaled $2.6 million during the period.

Borrowings

In November 2007, the remaining outstanding Merrill Lynch term debt was paid in full from the proceeds of the Deerfield transaction. As of December 31, 2008 and 2007 we had no debt outstanding, nor any debt facilities available.

Stock Issuances

In September 2008, we completed a private placement of 30,303,030 shares of our common stock and a warrant to purchase 12,121,212 shares of common stock at a price of $3.90 per share, resulting in net proceeds of $95.7 million.

In January 2008, we completed a private placement of 8,750,001 shares of our common stock and warrants to purchase 3,500,001 shares of common stock at a price of $3.00 per unit, resulting in net proceeds after commissions and expenses of $19.9 million.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2008 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Payments Due by Period

							After
Contractual Obligations(1),(2)	Total	2009	2010	2011	2012	2013	2013
	(In thousands)

Minimum purchase commitments(3)	$1,248	$1,248	$—	$—	$—	$—	$—
Operating lease obligations	17,582	4,565	4,883	4,226	2,634	1,274	—

Total contractual cash obligations	$18,830	$5,813	$4,883	$4,226	$2,634	$1,274	$—

Other commercial commitments(4)	$5,095	$1,177	$1,177	$1,177	$782	$782	$—

(1)	This table does not include potential royalty payments, at a rate of 10% of sales value, to Eli Lilly and Company, which may be due on product line extensions of KEFLEX, including KEFLEX 750 mg. Any such royalties cannot be estimated at this time.

(2)	This table does not include a contingent liability to Par Pharmaceutical under our amoxicillin development and commercialization agreement that was terminated by Par in August 2005. Under certain circumstances, the termination clauses of the agreement may entitle Par to receive a share of future net profits, if any, up to one-half of Par’s total $23.25 million investment in the development of certain amoxicillin PULSYS products, should products covered by the agreement be successfully commercialized. Accordingly, we retained $11.625 million of deferred revenue in recognition of this contingent liability to Par.

(3)	Includes minimum contract termination costs associated with Innovex and purchase commitments through purchase orders with our suppliers and contracts with vendors.

(4)	In addition to the minimum purchase commitments required under our contracts, we expect to incur additional amounts under contractual arrangements. These amounts represent software license agreements for our field-based sales force and annual license fees for the FDA.

In addition to the minimum purchase commitments and contractual obligations in the above table, we may incur funding liabilities for additional obligations which we enter into on a discretionary basis. These discretionary obligations could include additional facilities or equipment, investments in new technologies or products, acquisitions, funding of clinical trials, or similar events.

As part of our FDA approval of MOXATAG on January 23, 2008, in adults and pediatric patients 12 years and older and in accordance with the requirements of the Pediatric Research Equity Act, we received from the FDA a deferral to further evaluate our product candidate for pediatric patients with pharyngitis and/or tonsillitis as part of a post-marketing commitment. Should the results of the Phase II study support proceeding into Phase III, we plan to conduct a Phase III trial in this population. We agreed to submit a completed study report and data set for our pediatric amoxicillin product candidate in pediatric patients between two and 11 years old by March 2013 as part of this commitment. If the results of the Phase II study do not support proceeding into Phase III, we may file a request for a waiver for the further assessment of the safety and effectiveness of the product in this population. The funding for these studies is not included in the above table as we cannot estimate the potential exposure at this time.

In connection with some of our private placements, we have registration rights agreements that generally require that we undertake to file a registration statement within a specified number of days, to have the SEC declare the registration statement effective within a specified number of days, and that we maintain the effectiveness of the registration statement for a period of time. These agreements also specify liquidated damages for each day we fail to comply with these obligations. We have met the required deadlines for filing and for achieving effectiveness of these private placements and have never had a period in which any of our registration statements was not continuously effective. If the registration statements are declared ineffective, the maximum potential liquidated damages for the private placements would be:

Private Placement	Maximum Liquidated Damages

September 2008	$15.5 million
January 2008	$6.3 million
April 2007	$8.3 million
December 2006	$8.2 million
April 2005	$10.1 million

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that meet the definition of off-balance sheet arrangements, with the exception of our private placements of common stock and warrants in September 2008, January 2008, April 2007 and April 2005. Warrants are instruments that meet the definition of a derivative under SFAS 133, although they may qualify for the scope exception under paragraph 11 of SFAS 133. In the September 2008 private placement, a warrant was issued to purchase 12,121,212 shares of common stock at an exercise price of $3.90 per share. In the January 2008 private placement, warrants were issued to purchase 3,500,001 shares of common stock at an exercise price of $3.00 per shares. In the April 2007 private placement, warrants were issued to purchase a total of 7,616,250 shares of common stock at an exercise price of $2.27 per share. In the April 2005 private placement, warrants were issued to purchase a total of 2,396,357 shares of common stock at an exercise price of $4.78 per share. In November 2007, warrants were issued to affiliates of Deerfield to purchase a total of 3,000,000 shares of common stock at an exercise price of $1.38; these warrants had been determined to be a derivative and were therefore recorded as a liability in our December 31, 2007 balance sheet. The Deerfield warrants were redeemed in connection with the EGI Transaction in September 2008, and as such are no longer outstanding as of December 31, 2008.

In August 2004, we leased additional space adjacent to our Germantown, Maryland, facility. We ceased the use of this facility during the third quarter of 2007. Effective April 2008, another company leased approximately 40 percent of the facility directly from the landlord, with the landlord amending our lease to reflect a rent reduction for the amount of rent the landlord will receive each month from the other company. We remain contingently liable for the other company’s rental payments under a financial guarantee to the landlord. Due to the financial guarantee, we have included 100 percent of the full building rent in our contractual obligations table above for operating lease obligations.

Prospective Information — Risks and Uncertainties related to Our Future Capital Requirements

We expect to incur a loss from operations in 2009 and into 2010. We believe our existing cash resources will be sufficient to fund our operations at least into the first quarter of 2010 at our planned levels of research, development, sales and marketing activities, including the launch of MOXATAG, barring unforeseen developments.

Subsequent to the FDA’s approval for marketing of MOXATAG in January 2008, we explored various strategic alternatives, including licensing or development arrangements, the sale of some or all of our assets, partnering or other collaboration agreements, or a merger or other strategic transaction. On July 1, 2008, we announced that we had concluded our review of strategic alternatives with an agreement for a $100 million equity investment by EGI. We entered into a definitive securities purchase agreement with EGI for the sale of 30,303,030 shares of our common stock at $3.30 per share and a five-year warrant to purchase a total of 12,121,212 shares of common stock at an exercise price of $3.90 per share. The EGI Transaction closed, following stockholder approval, on September 4, 2008.

If the commercialization of MOXATAG is not successful, we may, if possible, enter into arrangements with other parties to raise additional capital which would dilute the ownership of our equity investors. There can be no guarantee other financing will be available to us on acceptable terms or at all. If adequate funds are not available, we would be required to reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts, effect changes to our facilities or personnel and may be forced to seek bankruptcy protection.

To minimize our cash requirements, we have continued our program of cost reductions including postponement of product development programs and elimination of other discretionary spending. Our net cash requirements for 2009 will depend, among other things, on the cash received from sales of MOXATAG and our existing non-PULSYS products (primarily sales of KEFLEX capsules in 250 mg, 500 mg and 750 mg strengths) and the cash expended for (1) cost of products sold, including royalties due to Eli Lilly on KEFLEX 750 mg net revenues, (2) research and development spending, (3) sales and marketing expenses for KEFLEX 750 mg and MOXATAG, and (4) general and administrative expenses. Our cash receipts and cash expenditures assumptions for 2009 include the following: (1) continuation of KEFLEX 750 mg monthly prescriptions at the current 12,000 to 25,000 prescriptions per month rate (end-user demand), assuming no generic competitive product enters the market in 2009, (2) market acceptance of MOXATAG and associated end-user demand, (3) our internal sales force of approximately 271 representatives and 30 district sales managers, (4) marketing costs associated with the commercial launch of MOXATAG, and (5) research and development programs for PULSYS product candidates under evaluation and dependent on the successful commercialization of MOXATAG. We expect to incur a significant loss in 2009, as we expect that revenues from product sales will not be sufficient to fully fund our operating costs. These 2009 estimates are forward-looking statements that involve risks and uncertainties, and actual results could vary.

We have experienced significant losses since our inception in 2000, and as of December 31, 2008, we had an accumulated deficit of $236.9 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for 2009 and into 2010. To date, the revenues we have recognized from our non-PULSYS products have been limited and have not been sufficient for us to achieve or sustain profitability. Our product revenues are unpredictable in the near term and may fluctuate due to many factors, many of which we cannot control, including the market acceptance of our products. If our products fail to achieve market acceptance, we would have lower product revenues which may increase our capital requirements.

Our estimates of future capital requirements are uncertain and will depend on a number of factors, including the success of our commercialization of MOXATAG, the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, cash received from sales of our immediate-release KEFLEX products and our MOXATAG product, payments received or made under any future collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the acquisition of licenses for new products or compounds, the status of competitive products, the availability of financing and our or our partners’ success in developing markets for our product candidates. Changes in our commercialization plans, partnering activities, regulatory activities and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. Insufficient funds may require us to delay, scale back or eliminate some or all of our research, development or commercialization programs, or may adversely affect our ability to operate as a going concern.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, marketable securities, and restricted cash which generally have maturities of less than one year. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments.

Foreign Currency Risk

Most of our trade payable transactions are conducted in U.S. dollars (“USD”), although purchases of our MOXATAG product are paid in euros (“EUR”) for finished goods and British pound sterling (“GBP”) for product samples. In order to manage the fluctuations in exchange rates between the USD and EUR and USD and GBP,

MiddleBrook has entered into several forward exchange contracts that lock in the exchange rate for which we will utilize USD to buy the foreign currency and therefore our inventory. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are marked-to-market with the resulting gains or losses reflected in other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next twelve months.

Fair Value of Warrants (Derivative Liabilities)

In conjunction with the EGI Transaction, the warrant liability that was recorded in connection with the Deerfield Management transaction was redeemed for $8.8 million. As such, there is no longer a derivative liability on our balance sheet as of December 31, 2008.

Inflation

Our most liquid assets are cash, cash equivalents and marketable securities. Because of their liquidity, these assets are not directly affected by inflation. We also believe that we have intangible assets in the value of our intellectual property. In accordance with GAAP, we have not capitalized the value of this intellectual property on our balance sheet. Due to the nature of this intellectual property, we believe that these intangible assets are not affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is set forth on pages F-1 to F-37.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting during the Quarter

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, and has concluded that there was no change that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our system of internal controls over financial reporting was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

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

Management, including the chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management concluded that we have maintained effective internal control over financial reporting as of December 31, 2008.

Management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate herein by reference the information concerning directors and executive officers in our Notice of Annual Stockholders’ Meeting and Proxy Statement to be filed within 120 days after the end of our fiscal year (the “2009 Proxy Statement”).

Code of Ethics

Our Board of Directors has adopted a written code of ethics and business conduct, a copy of which is available on our website at www.middlebrookpharma.com. The information on, or that can be accessed from, our website is not incorporated by reference on this Annual Report on Form 10-K.

Item 11.	Executive Compensation

We incorporate herein by reference the information concerning executive compensation to be contained in the 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein by reference the information concerning security ownership of certain beneficial owners and management to be contained in the 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate herein by reference the information concerning certain relationships and related transactions, and Director independence, to be contained in the 2009 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

We incorporate herein by reference the information concerning certain relationships and related transactions to be contained in the 2009 Proxy Statement.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

(1) Index to Financial Statements

(2) Financial Statement Schedule

The following schedule is filed as part of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2008, 2007, and 2006

(3) Exhibits

Exhibit No.

2	.1(3)†+	Asset Purchase Agreement dated as of June 30, 2004, by and between the Registrant and Eli Lilly and Company
2	.2(14)	Asset Purchase Agreement, dated November 7, 2007, by and between the Registrant and Kef Pharmaceuticals, Inc.
2	.3(14)	Asset Purchase Agreement, dated November 7, 2007, by and between the Registrant and Lex Pharmaceuticals, Inc.
3	.1(18)	Seventh Restated Certificate of Incorporation
3	.2(1)	Amended and Restated Bylaws
3	.3(12)	Certificate of Ownership and Merger Merging MiddleBrook Pharmaceuticals, Inc. Into Advancis Pharmaceutical Corporation
4	.1(1)	Specimen Stock Certificate
4	.2(6)	Form of Warrant of the Registrant
4	.3(9)	Form of Registration Rights Agreement dated April 9, 2007
4	.4(14)	Form of Warrant of the Registrant
4	.5(14)	Registration Rights Agreement, dated November 7, 2007, by and among the Registrant, Deerfield Private Design International Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Special Situation International Limited and Deerfield Private Design Fund, L.P.
4	.6(15)	Form of Registration Rights Agreement
4	.7(15)	Form of Warrant Agreement dated January 28, 2008
4	.8(16)	Form of Warrant Agreement, filed July 8, 2008

Exhibit No.

4	.9(16)	Registration Rights Agreement, dated July 1, 2008, by and among the Registrant and the investors named therein
9	.1(16)	Form of Voting Agreement dated July 1, 2008
10	.1(1)	Form of Incentive Stock Option Agreement
10	.2(1)	Form of Non-qualified Stock Option Agreement
10	.3(2)	Employee Stock Purchase Plan
10	.4(1)	Form of Employment Agreement on Ideas, Inventions and Confidential Information
10	.5(1)	Lease Agreement between the Registrant and Seneca Meadows Corporate Center II LLC dated August 1, 2002
10	.6(1)	Fourth Amended and Restated Stockholders’ Agreement
10	.7(1)	Omnibus Addendum and Amendment to Series E Convertible Preferred Stock Purchase Agreement and Fourth Amended and Restated Stockholders’ Agreement
10	.8(1)+	Supply, Distribution and Marketing Agreement between the Registrant and Par Pharmaceutical, Inc. dated September 4, 2003
10	.9(3)+	Manufacturing Agreement dated as of June 30, 2004, by and between the Registrant and Eli Lilly and Company
10	.10(3)+	Transition Services Agreement dated as of June 30, 2004, by and between the Registrant and Eli Lilly and Company
10	.11(4)+	Development and Commercialization Agreement between the Registrant and Par Pharmaceutical, Inc. dated May 28, 2004
10	.12(5)+	Commercial Supply Agreement between the Registrant and Ceph International Corporation dated December 3, 2004
10	.13(5)+	First Amendment to Development and Commercialization Agreement between the Registrant and Par Pharmaceutical Corporation dated December 14, 2004
10	.14(7)+	Manufacturing and Supply Agreement between the Registrant and Clonmel Healthcare Limited, dated as of April 19, 2005
10	.15(7)+	Development and Clinical Manufacturing Agreement between the Registrant and Clonmel Healthcare Limited, dated as of April 19, 2005
10	.16(7)+	Facility Build-Out Agreement between the Registrant and Clonmel Healthcare Limited, dated as of April 19, 2005
10	.17(6)+	Form of Purchase Agreement dated April 26, 2005, including the form of Warrant attached thereto
10	.18(8)	Credit and Security Agreement, dated June 30, 2006 between the Registrant and Merrill Lynch Capital
10	.19(9)	Securities Purchase Agreement dated April 9, 2007, including the form of Warrant attached thereto
10	.20(10)	Letter Agreement, dated May 9, 2007, between the Registrant and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc.
10	.21(11)	Form of Amendment to the Form of Incentive Stock Option Agreement
10	.22(11)	Form of Amendment to the Form of Non-Qualified Stock Option Agreement
10	.23(13)	Letter Agreement, dated August 14, 2007, between the Registrant and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc.
10	.24(14)	Stock Purchase Agreement, dated November 7, 2007, by and among Deerfield Private Design International Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Special Situation International Limited, Deerfield Private Design Fund, L.P., Deerfield Management, L.P., Kef Pharmaceuticals, Inc. and the Registrant
10	.25(14)	Stock Purchase Agreement, dated November 7, 2007, by and among Deerfield Private Design International Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Special Situation International Limited, Deerfield Private Design Fund, L.P., Deerfield Management, L.P., Lex Pharmaceuticals, Inc. and the Registrant
10	.26(14)	Inventory Consignment Agreement, dated November 7, 2007, by and between the Registrant and Kef Pharmaceuticals, Inc.

Exhibit No.

10	.27(14)	Registration and Trademark License Agreement, dated November 7, 2007, by and between the Registrant and Lex Pharmaceuticals, Inc.
10	.28(14)	Form of Patent License Agreement, by and between the Registrant and Kef Pharmaceuticals, Inc.
10	.29(14)	Form of Patent Sublicense Agreement, by and between the Registrant and Kef Pharmaceuticals, Inc.
10	.30(14)	Regulatory Responsibility Agreement, dated November 7, 2007, by and between the Registrant and Lex Pharmaceuticals, Inc.
10	.31(14)	Keflex Products Transition Agreement, dated November 7, 2007, by and between the Registrant and Kef Pharmaceuticals, Inc.
10	.32(14)	Contingent Manufacturing Assignment, dated November 7, 2007, by and between the Registrant and Lex Pharmaceuticals, Inc.
10	.33(15)	Form of Securities Purchase Agreement dated January 24, 2008
10.34		Amended and Restated Executive Employment Agreement between the Registrant and Edward M. Rudnic, Ph.D., dated April 8, 2008
10.35		Amended and Restated Executive Employment Agreement between the Registrant and Robert C. Low, dated April 8, 2008
10.36		Amended and Restated Executive Employment Agreement between the Registrant and Beth A. Burnside, Ph.D., dated April 1, 2008
10.37		Amended and Restated Executive Employment Agreement between the Registrant and Donald J. Treacy, Ph.D., dated April 1, 2008
10.38		Amended and Restated Executive Employment Agreement between the Registrant and Susan Clausen, Ph.D., dated April 1, 2008
10	.39(16)	Securities Purchase Agreement, dated July 1, 2008, by and between the Registrant and EGI-MBRK, L.L.C.
10	.40(16)	Agreement Regarding Redemption of Warrants and Exercise of Stock Purchase Right, dated July 1, 2008, by and among the Registrant and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Special Situations Fund, L.P., Deerfield Special Situations Fund International Limited, Kef Pharmaceuticals, Inc., Lex Pharmaceuticals, Inc. and Deerfield Management, L.P.
10	.41(16)	Executive Employment Agreement, dated July 1, 2008, between the Registrant and John S. Thievon
10	.42(16)	Executive Employment Agreement, dated July 1, 2008, between the Registrant and David Becker
10	.44(16)	Consulting Agreement, dated July 1, 2008, between the Registrant and John S. Thievon
10	.45(16)	Consulting Agreement, dated July 1, 2008, between the Registrant and David Becker
10	.46(16)	Consulting Agreement, dated June 27, 2008, between the Registrant and Edward M. Rudnic, Ph.D.
10	.47(16)	Consulting Agreement, dated June 30, 2008, between the Registrant and Robert C. Low
10	.48(17)	MiddleBrook Pharmaceuticals, Inc. Stock Incentive Plan
10	.49(19)	Consulting Agreement, by and between the Registrant and Lord James Blyth, dated October 17, 2008
10	.50(20)	Lease Agreement dated October 30, 2008 between Maguire Partners — Solana Limited Partnership and the Registrant
10	.51(21)	New Hire Stock Incentive Plan
10	.52(21)	Form of New Hire Nonqualified Stock Option Agreement
10.53		Form of Indemnification Agreement
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a) Certification of Principal Executive Officer
31.2		Rule 13a-14(a) Certification of Principal Financial Officer
32.1		Section 1350 Certification of Chief Executive Officer
32.2		Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to our Registration Statement, as amended, on Form S-1 (File No. 333-107599).

(2)	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-109728).

(3)	Incorporated by reference to our Current Report on Form 8-K filed July 15, 2004.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2004.

(5)	Incorporated by reference to our Annual Report on Form 10-K filed March 10, 2005.

(6)	Incorporated by reference to our Current Report on Form 8-K dated April 27, 2005.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 15, 2005.

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 9, 2006.

(9)	Incorporated by reference to our Current Report on Form 8-K filed April 13, 2007.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 11, 2007.

(11)	Incorporated by reference to our Current Report on Form 8-K filed May 22, 2007.

(12)	Incorporated by reference to our Current Report on Form 8-K filed June 28, 2007.

(13)	Incorporated by reference to our Current Report on Form 8-K filed August 20, 2007.

(14)	Incorporated by reference to our Current Report on Form 8-K filed November 13, 2007.

(15)	Incorporated by reference to our Current Report on Form 8-K filed January 30, 2008.

(16)	Incorporated by reference to our Current Report on Form 8-K filed July 8, 2008.

(17)	Filed as an Appendix A to our Definitive Proxy Statement on Form 14A filed with the SEC on July 29, 2008.

(18)	Incorporated by reference to our Registration Statement on Form S-3 filed October 17, 2008 (File No. 333-154431).

(19)	Incorporated by reference to our Current Report on Form 8-K filed October 23, 2008.

(20)	Incorporated by reference to our Current Report on Form 8-K filed November 4, 2008.

(21)	Incorporated by reference to our Registration Statement on Form S-8 filed February 11, 2009 (File No. 333-157261).

†	The Schedules and certain of the Exhibits to this Asset Purchase Agreement have been omitted in reliance upon the rules of the Securities and Exchange Commission. A copy will be delivered to the Securities and Exchange Commission upon request.

+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBROOK PHARMACEUTICALS, INC.

By:	/s/ John Thievon
John Thievon
President and Chief Executive Officer

Dated: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date

/s/ R. Gordon Douglas R. Gordon Douglas, M.D.	Chairman of the Board of Directors	March 13, 2009

/s/ John Thievon John Thievon	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009

/s/ David Becker David Becker	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009

/s/ Lord James Blyth Lord James Blyth	Vice Chairman of the Board of Directors	March 13, 2009

/s/ James H. Cavanaugh James H. Cavanaugh, Ph.D.	Director	March 13, 2009

/s/ Richard W. Dugan Richard W. Dugan	Director	March 13, 2009

/s/ Wayne T. Hockmeyer Wayne T. Hockmeyer, Ph.D.	Director	March 13, 2009

/s/ William C. Pate William C. Pate	Director	March 13, 2009

/s/ Mark Sotir Mark Sotir	Director	March 13, 2009

/s/ Martin A. Vogelbaum Martin A. Vogelbaum	Director	March 13, 2009

/s/ Harold R. Werner Harold R. Werner	Director	March 13, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Of MiddleBrook Pharmaceuticals, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MiddleBrook Pharmaceuticals, Inc. at December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing under Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
March 13, 2009

MIDDLEBROOK PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$30,519,879	$1,951,715
Marketable securities	44,242,056	—
Accounts receivable, net	426,138	687,787
Inventories, net	334,739	687,933
Prepaid expenses and other current assets	2,637,806	1,142,905

Total current assets	78,160,618	4,470,340

Property and equipment, net	4,191,605	10,928,659
Restricted cash	872,180	872,180
Deposits and other assets	523,230	174,965
Intangible assets, net	11,445,183	7,219,651

Total assets	$95,192,816	$23,665,795

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,992,915	$1,659,752
Accrued expenses and other current liabilities	6,141,656	5,613,544

Total current liabilities	9,134,571	7,273,296

Warrant liability	—	2,100,000
Deferred contract revenue	11,625,000	11,625,000
Deferred rent and credit on lease concession	173,779	1,177,840
Other long-term liabilities	2,328,966	—

Total liabilities	23,262,316	22,176,136

Noncontrolling interest	—	7,337,811

Commitments and contingencies (See Note 21)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 25,000,000 shares authorized, no shares issued or outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.01 par value; 225,000,000 shares authorized, and 86,433,194 and 46,748,748 shares issued and outstanding at December 31, 2008 and 2007, respectively	864,332	467,488
Capital in excess of par value	307,704,865	189,019,188
Accumulated deficit	(236,914,648)	(195,334,828)
Accumulated other comprehensive income	275,951	—

Total stockholders’ equity (deficit)	71,930,500	(5,848,152)

Total liabilities, noncontrolling interest and stockholders’ equity (deficit)	$95,192,816	$23,665,795

The accompanying notes are an integral part of these consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006

Revenues:
Product sales	$8,849,570	$10,456,700	$4,810,410

Total revenue	8,849,570	10,456,700	4,810,410

Cost and expenses:
Cost of product sales	1,635,051	2,576,954	899,601
Research and development	19,078,990	21,957,708	25,973,844
Selling, general and administrative	24,384,254	26,043,711	21,288,968

Total expenses	45,098,295	50,578,373	48,162,413

Loss from operations	(36,248,725)	(40,121,673)	(43,352,003)
Interest income	723,682	543,442	895,685
Interest expense	—	(584,276)	(510,651)
Early extinguishment of debt	—	(224,048)	—
Warrant expense	(6,714,000)	(2,100,000)	—
Other income	—	75,000	976,815

Loss before noncontrolling interest and taxes	$(42,239,043)	$(42,411,555)	$(41,990,154)
Income tax (benefit)	(174,498)	—	—
Loss attributable to noncontrolling interest	484,725	162,189	—

Net loss	$(41,579,820)	$(42,249,366)	$(41,990,154)

Basic and diluted net loss per share applicable to common stockholders	$(0.64)	$(0.96)	$(1.38)

Shares used in calculation of basic and diluted net loss per share	65,179,709	43,816,145	30,535,965

The accompanying notes are an integral part of these consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated	Total
			Capital in	Deferred		Other	Stockholders’
	Common	Par	Excess of	Stock-Based	Accumulated	Comprehensive	Equity
	Shares	Value	Par Value	Compensation	Deficit	Income (Loss)	(Deficit)

Balance at December 31, 2005	29,765,139	$297,652	$144,766,213	$(623,051)	$(111,095,308)	$(3,495)	$33,342,011
Exercise of stock options	558,377	5,584	347,153	—	—	—	352,737
Issuance of restricted stock	38,931	389	23,748	—	—	—	24,137
Issuance and remeasurement of stock options for services	—	—	323,273	—	—	—	323,273
Stock-based employee compensation expense	—	—	3,080,790	—	—	—	3,080,790
Elimination of deferred stock-based compensation due to adoption of SFAS 123R	—	—	(623,051)	623,051	—	—	—
Proceeds from private placement of common stock, net of issuance expenses	6,000,000	60,000	16,675,804	—	—	—	16,735,804
Comprehensive income (loss):
Net loss	—	—	—	—	(41,990,154)	—	(41,990,154)
Unrealized gain on marketable securities, net	—	—	—	—	—	3,422	3,422

Total comprehensive loss							(41,986,732)

Balance at December 31, 2006	36,362,447	363,625	164,593,930	—	(153,085,462)	(73)	11,872,020
Exercise of stock options	201,249	2,013	164,777	—	—	—	166,790
Vesting of unvested restricted stock	30,052	300	18,332	—	—	—	18,632
Issuance and remeasurement of stock options for services	—	—	16,594	—	—	—	16,594
Stock-based employee compensation expense	—	—	1,914,845	—	—	—	1,914,845
Proceeds from private placement of common stock and warrants, net of issuance expenses	10,155,000	101,550	22,310,710	—	—	—	22,412,260
Comprehensive income (loss):
Net loss	—	—	—	—	(42,249,366)	—	(42,249,366)
Unrealized gain on marketable securities, net	—	—	—	—	—	73	73

Total comprehensive loss							(42,249,293)

Balance at December 31, 2007	46,748,748	467,488	189,019,188	—	(195,334,828)	—	(5,848,152)
Exercise of stock options	559,176	5,592	766,487	—	—	—	772,079
Exercise of warrants	72,239	722	163,260	—	—	—	163,982
Stock-based employee compensation expense	—	—	2,203,425	—	—	—	2,203,425
Proceeds from private placement of common stock and warrants, net of issuance expenses (January)	8,750,001	87,500	19,827,502	—	—	—	19,915,002
Proceeds from private placement of common stock and warrants, net of issuance expenses (September)	30,303,030	303,030	95,725,003	—	—	—	96,028,033
Comprehensive income (loss):
Net loss	—	—	—	—	(41,579,820)	—	(41,579,820)
Unrealized gain on securities, net of tax of $101,004	—	—	—	—	—	159,727	159,727
Unrealized gain on hedges, net of tax of $73,494	—	—	—	—	—	116,224	116,224

Total comprehensive loss							(41,303,869)

Balance at December 31, 2008	86,433,194	$864,332	$307,704,865	$—	$(236,914,648)	$275,951	$71,930,500

The accompanying notes are an integral part of these consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net loss	$(41,579,820)	$(42,249,366)	$(41,990,154)
Adjustments to reconcile net income to net cash used in operating activities:
Loss attributed to noncontrolling interest	(484,725)	(162,189)	—
Depreciation and amortization	6,316,481	4,460,069	3,919,267
Warrant expense	6,714,000	2,100,000	—
Stock-based compensation	2,203,426	1,931,439	3,404,063
Deferred rent and credit on lease concession	(256,038)	(75,060)	(15,957)
Amortization of premium on marketable securities	(117,926)	(39,687)	204,525
Loss on disposal of fixed assets and exiting facility	3,739,717	—	23,185
Advance payment for sale of KEFLEX	—	—	(1,000,000)
Noncash tax benefit	(174,498)	—	—
Changes in:
Accounts receivable	261,649	(384,273)	574,751
Inventories	353,194	1,389,457	(1,857,939)
Prepaid expenses and other current assets	(1,278,621)	539,780	(885,432)
Deposits other than on property and equipment, and other assets	(348,265)	304,151	(30,096)
Accounts payable	1,333,163	(625,984)	599,249
Accrued expenses and other current liabilities	(677,797)	(2,260,048)	534,236
Deferred product revenue	—	(189,000)	189,000

Net cash used in operating activities	(23,996,060)	(35,260,711)	(36,331,302)

Cash flows from investing activities:
Repurchase of KEFLEX assets from Deerfield	(12,189,986)	—	—
Purchase of marketable securities	(46,243,399)	(5,867,519)	(13,764,736)
Sale and maturities of marketable securities	2,380,000	6,430,000	24,355,000
Purchases of property and equipment	(813,495)	(1,396,954)	(550,929)
Proceeds from sale of fixed assets	1,366,008	—	25,000
Change in restricted cash	—	—	728,744

Net cash provided by (used in) investing activities	(55,500,872)	(834,473)	10,793,079

Cash flows from financing activities:
Proceeds from private placement of common stock and warrants, net of issuance costs	115,943,034	22,412,260	16,735,804
Proceeds from purchase of noncontrolling interest	—	7,500,000	—
Proceeds from issuance of debt, net of issue costs	—	—	7,792,976
Payments on lines of credit	—	(6,888,889)	(2,603,524)
Proceeds from exercise of common stock options	772,079	166,790	352,737
Proceeds from exercise of common stock warrants	163,983	—	—
Payment to settle warrant liability	(8,814,000)	—	—

Net cash provided by financing activities	108,065,096	23,190,161	22,277,993

Net increase (decrease) in cash and cash equivalents	28,568,164	(12,905,023)	(3,260,230)
Cash and cash equivalents, beginning of period	1,951,715	14,856,738	18,116,968

Cash and cash equivalents, end of period	$30,519,879	$1,951,715	$14,856,738

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$566,726	$386,454

Supplemental disclosure of non-cash transactions:
Reclassification of liability related to early exercises of restricted stock to equity upon vesting of the restricted stock	$—	$18,632	$24,137

Warrants issued	$—	$2,580,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business

MiddleBrook Pharmaceuticals, Inc. (“MiddleBrook” or the “Company”), was incorporated in Delaware in December 1999 and commenced operations on January 1, 2000. The Company is a pharmaceutical company focused on developing and commercializing anti-infective drug products that fulfill unmet medical needs. The Company has developed a proprietary delivery technology called PULSYS, which enables delivery in rapid bursts, or pulsatile delivery, of certain drugs. MiddleBrook’s PULSYS technology has the ability to offer the prolonged release and absorption of a drug. The Company believes that the pulsatile delivery of certain medicines can provide therapeutic advantages over current dosing regimens and therapies.

Subsequent to U.S. Food and Drug Administration (“FDA”) approval for marketing of MOXATAG (amoxicillin extended-release) Tablets, 775 mg, the first and only FDA-approved once-daily amoxicillin, in January 2008, the Company explored various strategic alternatives, including licensing or development arrangements, the sale of some or all of the Company’s assets, partnering or other collaboration agreements or a merger or other strategic transaction. On July 1, 2008, the Company announced that it had concluded its review of strategic alternatives with an agreement for a $100 million equity investment in the Company by EGI-MBRK, L.L.C. (“EGI”), an affiliate of Equity Group Investments, L.L.C. The Company entered into a definitive securities purchase agreement with EGI for the sale of 30,303,030 shares of MiddleBrook common stock at $3.30 per share and a five-year warrant to purchase a total of 12,121,212 shares of common stock at an exercise price of $3.90 per share. The transaction (“EGI Transaction”) was subject to stockholder approval and closed on September 4, 2008. A portion of the proceeds received from EGI was used to repurchase the non-PULSYS KEFLEX (Cephalexin, USP) immediate-release assets sold and assigned to two affiliates of Deerfield Management, Kef Pharmaceuticals, Inc. (“Kef”) and Lex Pharmaceuticals, Inc. (“Lex”) (collectively, Deerfield, Kef and Lex are hereinafter referred to as the “Deerfield Entities”) by purchasing all of the outstanding capital stock of both Kef and Lex. See Note 14, “Noncontrolling Interest — Deerfield Transaction,” and Note 23, “Equity Group Investments Transaction” for more details of the transactions.

2.	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company, together with the accounts of the Deerfield Entities, two variable interest entities for which MiddleBrook was the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). The Deerfield Entities are legal entities that were formed in November 2007 by Deerfield Management, a stockholder and affiliate of MiddleBrook, (“Deerfield”) which purchased certain non-PULSYS KEFLEX assets from the Company including KEFLEX product inventories in 2007. Additionally, the Company assigned certain intellectual property rights, solely relating to its existing, non-PULSYS KEFLEX (immediate-release cephalexin) business to the Deerfield Entities. See Note 14, “Noncontrolling Interest — Deerfield Transaction” for a discussion of the transaction. All significant intercompany accounts and transactions between MiddleBrook and the two variable interest entities, Kef and Lex, have been eliminated through September 4, 2008. The Company repurchased the non-PULSYS KEFLEX assets from Deerfield on September 4, 2008 by purchasing all of the outstanding capital stock of both Kef and Lex pursuant to an agreement dated July 1, 2008 (the “Deerfield Agreement”), entered into with Deerfield and certain of its affiliates including Kef and Lex. After the repurchase of the non-PULSYS KEFLEX assets from the Deerfield Entities, the balances of the accounts remain fully consolidated as part of the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Deferred contract revenue represents cash received in excess of revenue recognized. See Note 13 — “Deferred Contract Revenue” for discussion of deferred contract revenue related to the terminated collaboration with Par Pharmaceutical.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs primarily consist of salaries and related expenses for personnel; fees paid to consultants and outside service providers, including clinical research organizations for the conduct of clinical trials; costs of materials used in clinical trials and research and development; development costs for contract manufacturing prior to FDA approval of products; depreciation of capital resources used to develop products; and costs of facilities, including costs to modify third-party facilities.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate bonds. At December 31, 2008 and 2007, the Company maintained all of its cash and cash equivalents in three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such cash balances. At December 31, 2008 and 2007, the Company did not have any investments in auction-rate securities.

Restricted Cash

In conjunction with the lease of its research and development facilities in Maryland, the Company provided the landlord with letters of credit which were collateralized with restricted cash deposits totaling $872,180 at December 31, 2008, and 2007 (see Note 21 — Commitments and Contingencies). These deposits are recorded as noncurrent Restricted cash at December 31, 2008 and 2007.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities

The Company classifies all of its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity in Accumulated other comprehensive income. Marketable securities available for current operations are classified in the balance sheet as current assets; marketable securities held for long-term purposes are classified as noncurrent assets. Interest income, net of amortization of premiums on marketable securities, and realized gains and losses on securities are included in Interest income in the consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, notes payable and line of credit borrowings, approximate their fair values due to their short maturities. Warrants classified as liabilities were recorded at their fair value, based on the Black-Scholes option-pricing model.

Derivative Financial Instruments

The Company has entered into three foreign currency forward exchange contracts to hedge forecasted inventory and sample purchase transactions that are subject to foreign exchange exposure to either the euro or British pound sterling. These instruments are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 149 (“SFAS 133”) and are recorded in the consolidated balance sheet at fair value in either Prepaid assets and other current assets (for unrealized gains) or Accrued expenses and other current liabilities (for unrealized losses).

For derivatives designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in Accumulated other comprehensive income and are recognized in the income statement when the hedged item affects earnings, through Cost of goods sold for inventory and Selling, general and administrative for samples. Ineffective portions of changes in the fair value of cash flow hedges would be recognized in Other income (expense). For foreign currency forward contracts under SFAS 133, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.

The Company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes identifying the designated derivative to forecasted transactions. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged item. The maturities of the forward exchange contracts generally coincide with the settlement dates of the underlying exposure.

The Company does not use derivatives for trading purposes and restricts all derivative transactions to those intended for hedging purposes.

For the year ended December 31, 2008, there were no amounts recognized in earnings due to ineffectiveness. Accumulated other comprehensive income for 2008 included the net unrealized gains on the contracts of $116,224, net of taxes of $76,493. There were no foreign exchange forward contracts during either of the fiscal years ended December 31, 2007 or 2006.

Accounts Receivable

Accounts receivable represent amounts due from trade customers for sales of pharmaceutical products. Allowances for estimated product discounts and chargebacks are recorded as reductions to gross accounts

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable. Amounts due for returns and estimated rebates payable to third parties are included in Accrued expenses and other current liabilities.

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

As discussed above under “Consolidation,” KEFLEX inventories were sold on November 7, 2007 to affiliates of Deerfield, and then reacquired on September 4, 2008. While the non-PULSYS KEFLEX assets were owned by the Deerfield Entities, the Entities were considered variable interest entities and were consolidated with MiddleBrook in accordance with FIN 46R, and there was no change in the accounting policies or basis for inventories.

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

Intangible Assets

Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The KEFLEX brand rights were being amortized over 10 years, prior to September 4, 2008, the KEFLEX non-compete agreement with Eli Lilly and Company was being amortized over five years, and certain acquired patents are amortized over 10 years. The Company does not have identifiable intangible assets with indefinite lives. The KEFLEX brand name and other intangible assets were acquired for marketing purposes, and the related amortization is charged to selling expense. In November 2007, the Company sold its KEFLEX brand rights to affiliates of Deerfield, as discussed further in Note 14, “Noncontrolling Interest — Deerfield Transaction”. The Company retained the right to repurchase, at a predetermined price, the non-PULSYS KEFLEX intangible assets at a future date, as well as to continue to utilize the KEFLEX trademark and other intangible assets in order to continue to operate its KEFLEX business. As discussed above under “Consolidation,” the Deerfield Entities were consolidated with MiddleBrook in accordance with FIN 46R, and there was no change in the accounting policies or basis for intangible assets.

Utilizing the retained repurchase right, the Company repurchased the non-PULSYS KEFLEX assets from Deerfield as of September 4, 2008 by purchasing all of the outstanding capital stock of both Kef and Lex with a portion of the proceeds from the EGI Transaction. As a result of the repurchase, the Company has a new basis in the non-PULSYS KEFLEX intangible asset of $11,757,529 which is now being amortized over 12 years to coincide with the expiry date of certain patents owned by the Company. The Company intends to utilize these patents for KEFLEX PULSYS.

Patents are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the patents. The Company periodically reviews the carrying value of patents to determine whether the carrying amount of the patent is recoverable. For the years ended December 31, 2008, 2007 and 2006,

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

there were no adjustments to the carrying values of patents. The Company is amortizing the cost of the patent applications over a period of 10 years.

During the year ended December 31, 2008, the carrying amount of the non-PULSYS KEFLEX intangible assets along with the estimated useful life was adjusted in connection with their repurchase from Deerfield. See Note 14, “Noncontrolling Interest — Deerfield Transaction” and Note 23, “Equity Group Investments Transaction” for additional information.

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” establishes accounting standards for the impairment of long-lived assets and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) establishes accounting standards for the impairment of long-lived assets in connection with exiting an activity. The Company reviews its long-lived assets, including property and equipment and intangible assets included in the consolidated balance sheet, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized.

During 2008, the Company exited certain portions of its leased laboratory space in its Maryland offices. In connection with exiting this space, the Company recognized a loss of $3,091,142 associated with the impairment of the leasehold improvements in the laboratories of the facilities that would no longer be utilized by MiddleBrook. There were no indications of impairment through December 31, 2007, and consequently there were no impairment losses recognized in 2007, or prior years. If the Company is not able to carry out its business plans, there is the potential that this will be an indicator of an event or change in circumstances under SFAS 144 that would require the Company to perform an impairment analysis, and ultimately may result in impairment of the long-lived assets.

Leases

The Company leases its office and laboratory facilities under operating leases. Lease agreements may contain provisions for rent holidays, rent escalation clauses or scheduled rent increases, and landlord lease concessions such as tenant improvement allowances. The effects of rent holidays and scheduled rent increases in an operating lease are recognized over the term of the lease, including the rent holiday period, so that rent expense is recognized on a straight-line basis. For lease concessions such as tenant improvement allowances, the Company records a deferred rent liability included in Deferred rent and credit on lease concession on the balance sheet and amortizes the deferred liability on a straight-line basis as a reduction to rent expense over the term of the lease. The tenant improvements are capitalized as leasehold improvements and are amortized over the shorter of the economic life of the improvement or the lease term (excluding optional renewal periods). Amortization of leasehold improvements is included in depreciation expense. The Company’s leases do not include contingent rent provisions.

For leased facilities where the Company has ceased using a portion or all of the space, the Company accrues a loss if the cost of the leased space is in excess of reasonably attainable rates for potential sublease income. In the year ended December 31, 2008, the Company accrued a loss of $3,320,351 for leased facility space no longer in use. The current portion of this loss is recorded in Accrued expenses and other current liabilities while the noncurrent portion is recorded in Other long-term liabilities. The expense was partially offset by the reversal of the deferred rent and lease concessions associated with the exited portion of the facilities that had previously been recorded.

Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Warrant Liabilities

Warrants may be classified as assets or liabilities (derivative accounting), temporary equity, or permanent equity, depending on the terms of the specific warrant agreement. Warrants are evaluated under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”) If the instrument is not governed by SFAS 150, then it is reviewed to determine whether it meets the definition of a derivative under SFAS 133 or whether the warrant would meet the definition of equity under the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Financial instruments such as warrants that are classified as permanent or temporary equity are excluded from the definition of a derivative for purposes of SFAS 133. Financial instruments, including warrants, that are classified as assets or liabilities are considered derivatives under SFAS 133, and are marked to market at each reporting date, with the change in fair value recorded in the income statement.

Based on a review of the provisions of its warrant agreements, the Company has determined that the warrants it issued in November 2007 should be accounted for as liabilities and marked to market at each reporting date, while its remaining warrants should be classified as permanent equity. The warrants issued in November 2007 were repurchased as part of the EGI Transaction for $8,814,000. See Note 14, “Noncontrolling Interest — Deerfield Transaction” and Note 23, “Equity Group Investments Transaction” for additional information.

Registration Payment Arrangements

The Company views a registration rights agreement containing a liquidated damages provision as a separate freestanding contract which has nominal value, and the Company has followed that accounting approach, consistent with FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). Under this approach, the registration rights agreement is accounted for separately from the financial instrument. Under FSP No. EITF 00-19-2, registration payment arrangements are measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Should the Company conclude that it is more likely than not that a liability for liquidated damages will occur, the Company would record the estimated cash value of the liquidated damages liability at that time.

Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires a full set of general-purpose financial statements to include the reporting of “comprehensive income.” Comprehensive income is composed of two components, net income and other comprehensive income, and is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and is presented in the consolidated statements of stockholders’ equity. Other comprehensive income consists of unrealized gains and losses on available-for-sale marketable securities for all periods and unrealized gains and losses on foreign exchange forward contracts in 2008. For the years ended December 31, 2008, 2007 and 2006, other comprehensive income was $275,951 (net of taxes of $174,498), $73 and $3,422, respectively.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of potential common shares outstanding during the period, including outstanding stock options, is measured by the treasury stock method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company incurred net losses for 2008, 2007 and 2006 and, accordingly, did not assume exercise of any of the Company’s outstanding stock options, or warrants, because to do so would be antidilutive.

The following are the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	December 31,
(Number of Underlying Common Shares)	2008	2007	2006

Stock options	15,759,794	4,774,206	4,378,578
Nonvested restricted stock	—	—	30,052
Warrants	25,561,581	13,012,607	2,396,357

Total	41,321,375	17,786,813	6,804,987

Segment and Geographic Information

In accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company has determined that it operates in one business segment. The Company is organized along functional lines of responsibility and does not utilize a product, divisional or regional organizational structure. The Company is managed and operated as one business. The entire business is managed by a single management team which reports to the chief executive officer.

The Company sells its products to a limited number of pharmaceutical wholesalers, and all product sales occur in the United States. Long-lived assets, consisting of property and equipment, are located both in the United States and Ireland.

		Long-Lived
Geographic Information	Product Sales	Assets

United States	$8,849,570	$2,020,297
Ireland	—	2,171,308

Total	$8,849,570	$4,191,605

Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” (“EITF 07-03”). EITF 07-03 concludes that nonrefundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007. Adoption of EITF 07-03 did not have a material effect on the Company’s results of operations and financial condition.

In December 2007, the EITF reached a consensus on EITF Issue No. 07-01, “Accounting for Collaborative Arrangements,” (“EITF 07-01”). EITF 07-01 requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. In addition, a participant in a collaborative arrangement should provide the following disclosures separately for each collaborative arrangement: (a) the nature and purpose of the arrangement, (b) its rights and obligations under the collaborative arrangement, (c) the accounting policy for the arrangement in accordance with APB Opinion 22, “Disclosure of Accounting

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Policies,” and (d) the income statement classification and amounts arising from the collaborative arrangement between participants for each period an income statement is presented. EITF 07-01 will be effective for annual periods beginning after December 15, 2008. Adoption of EITF 07-01 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141 R”), which is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in the business combination. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R will be applied prospectively. The Company will adopt SFAS 141R prospectively on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 will be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The adoption of SFAS 160 is not expected to have a material effect on the Company’s results of operations and financial condition.

In February 2008, the FASB issued a FASB Staff Position (“FSP”) to defer the effective date of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The delay is intended to provide the FASB additional time to consider the effect of certain implementation issues which have arisen from the application of SFAS 157 to these assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its results of operations and financial condition.

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

The Company records revenue from sales of pharmaceutical products under the KEFLEX brand. The Company’s largest customers are large wholesalers of pharmaceutical products. Cardinal Health, McKesson, and AmerisourceBergen accounted for approximately 50.3%, 33.6%, and 10.6% of the Company’s net revenues from product sales in the year ended December 31, 2008; 49.3%, 33.3%, and 10.9% of the Company’s net revenues from product sales in the year ended December 31, 2007; and 43.6%, 33.5%, and 13.8% of the Company’s net revenues from product sales in the year ended December 31, 2006.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Marketable Securities

Marketable securities, including accrued interest, at December 31, 2008 were as follows:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value

Corporate debt securities :	$11,331,289	$67,323	$—	$11,398,612
Government debt securities :	32,650,037	193,407	—	32,843,444

Total marketable securities	$43,981,326	$260,730	$—	$44,242,056

The above marketable debt securities consist of corporate and government agency bonds with contractual maturities less than six months. The Company classifies its investments in marketable securities as “available for sale” and records them at their fair value with any unrealized gains or losses reported in other comprehensive income. The Company did not realize any gains or losses on its investments during 2008 or 2007. Any gain or losses to be recognized by the Company upon the sale of a marketable security are specifically identified by investment. The Company did not have any other-than-temporary declines in the fair value of its investments.

The Company held no marketable securities at December 31, 2007.

5.	Accounts Receivable

Accounts receivable, net, consists of the following:

	December 31,
	2008	2007

Accounts receivable for product sales, gross	$805,693	$1,290,630
Allowances for discounts, chargebacks and rebates	(379,555)	(602,843)

Accounts receivable for product sales, net	$426,138	$687,787

The Company’s largest customers are large wholesalers of pharmaceutical products. Three of these large wholesalers accounted for approximately 48.7%, 35.6% and 10.0% of the Company’s accounts receivable for product sales as of December 31, 2008, and 53.3%, 30.0% and 10.6% as of December 31, 2007.

6.	Inventories

Inventories, net, consist of the following:

	December 31,
	2008	2007

Finished goods	$373,659	$1,692,334
Reserve for obsolete and slow-moving inventory	(38,920)	(1,004,401)

Inventories, net	$334,739	$687,933

The Company periodically reviews product inventories on hand. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable. The Company recorded provisions for excess inventory of $38,970, $864,401 and $140,000 in the years ended December 31, 2008, 2007 and 2006, respectively. There were no obsolete inventory stocks on hand at December 31, 2008.

On November 7, 2007, the Company entered into a transaction with Deerfield, as described further in Note 14, “Noncontrolling Interest — Deerfield Transaction.” As part of the transaction, the Company sold its entire

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inventory of KEFLEX products to Deerfield. Under the transaction agreements, which include an inventory consignment agreement, the Company continued to operate its KEFLEX business, and purchased consigned inventory from Deerfield as necessary to fulfill customer orders. The Company exercised its repurchase right, and re-acquired all the inventories from Deerfield on September 4, 2008, in connection with the EGI Transaction. While the Deerfield Entities owned the KEFLEX assets, they were consolidated with MiddleBrook in accordance with FIN 46R, and there was no change in the accounting policies or basis for inventories.

7.	Prepaids and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2008	2007

Prepaid insurance	$824,501	$836,334
FDA license fee	586,080	—
Deposits for sales training materials	295,363	—
Product samples	523,289	—
Forward contract unrealized gains	216,280	—
Other prepaid expenses and other current assets	192,293	306,571

Prepaid expenses and other current assets	$2,637,806	$1,142,905

Some of these items are accounted for as Prepaid expenses and other current assets in anticipation of their utilization in the first quarter 2009 for training of new sales representatives in anticipation of the launch of MOXATAG.

8.	Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life	December 31,
	(Years)	2008	2007

Construction in progress	n/a	$—	$46,752
Computer equipment	3	696,578	1,038,543
Furniture and fixtures	3-10	834,472	1,405,918
Equipment	3-10	3,472,908	11,401,691
Leasehold improvements	Shorter of economic life or lease term	9,239,394	9,292,903

Subtotal		14,243,352	23,185,807
Less — accumulated depreciation		(10,051,747)	(12,257,148)

Property and equipment, net		$4,191,605	$10,928,659

During 2008, the Company auctioned numerous pieces of research and development equipment with a net book value of $2,334,197 and received proceeds of $1,366,008, resulting in a loss of $968,189 which is recorded in Research and development on the consolidated statement of operations.

In connection with the disposal of the research and development equipment combined with obtaining a commercial real estate broker to assist with subleasing the facility, the laboratory section of which is currently not being used, the Company performed a review to evaluate the need for a possible impairment. As a result of the review in accordance with SFAS 146, the Company has determined that it would not be able to recover the costs

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with the leasehold improvements in the laboratory section of the facility upon entering a sublease. As such, the leasehold improvements specifically identified with that portion of the facility has been deemed impaired and a $3,091,142 charge has been recorded in Research and development on the consolidated statements of operations.

For leased facilities where the Company has ceased use for a portion or all of the space, the Company accrues a loss if the cost of the leased space is in excess of reasonably attainable rates for potential sublease income. During 2008, the Company accrued a loss of $3,320,351 for excess leased laboratory space in Maryland.

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $5,216,351, $3,157,848 and $2,699,111, respectively.

9.	Intangible Assets

Intangible assets at December 31, 2008 and December 31, 2007 consist of the following:

	December 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

KEFLEX intangible assets	$11,757,529	$(324,346)	$11,433,183
Patents acquired	120,000	(108,000)	12,000

Intangible assets	$11,877,529	$(432,346)	$11,445,183

	December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

KEFLEX brand rights	$10,954,272	$(3,834,012)	$7,120,260
KEFLEX non-compete agreement	251,245	(175,854)	75,391
Patents acquired	120,000	(96,000)	24,000

Intangible assets	$11,325,517	$(4,105,866)	$7,219,651

Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The KEFLEX brand rights were being amortized over 10 years prior to September 4, 2008, the non-compete agreement with Eli Lilly and Company was being amortized over five years, and certain acquired patents are amortized over 10 years. Since the reacquisition of the KEFLEX intangible assets from Deerfield on September 4, 2008, through purchasing all of the outstanding capital stock of the Kef and Lex, the assets are being amortized over 12 years, to coincide with patents associated with the PULSYS technology.

The Company originally acquired the U.S. rights to the KEFLEX brand of cephalexin from Eli Lilly and Company on June 30, 2004. The purchase price was $11,205,217, including transaction costs, which was paid in cash from the Company’s working capital. The identified intangible assets acquired consisted of the KEFLEX brand and a non-compete agreement with Eli Lilly. The Company did not acquire customer lists or sales personnel from Eli Lilly.

In the event the Company is able to develop and commercialize a PULSYS-based KEFLEX product, another cephalexin product relying on the acquired New Drug Applications (“NDAs”), or other pharmaceutical products using the acquired trademarks, Eli Lilly will be entitled to royalties on these new products. Royalties, at 10 percent of sales value, are payable on a new product by new product basis for five years following the first commercial sale for each new product, up to a maximum aggregate royalty per calendar year. In 2006, the Company launched its KEFLEX 750 mg product, which is covered by the agreement and is subject to the royalty. All royalty obligations

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with respect to any defined new product cease after the fifteenth anniversary of the first commercial sale of the first defined new product.

Amortization expense for acquired intangible assets with definite lives was $1,100,130 for the year ended December 31, 2008 and $1,157,676 for the years ended December 31, 2007 and 2006. The 2008 balance includes amortization expense which was recorded in the consolidated financial statements for the KEFLEX intangible assets while they were owned by the Deerfield Entities. The gross carrying amounts for these assets were eliminated from the Company’s balance sheet and replaced by the value at which they were repurchased from Deerfield on September 4, 2008. For the next five years, annual amortization expense for acquired intangible assets is expected to be approximately $973,000.

In November 2007, the Company sold its KEFLEX intangible assets to affiliates of Deerfield, as discussed further in Note 14, “Noncontrolling Interest — Deerfield Transaction”. The Company retained the right to repurchase, at a predetermined price, the intangible assets sold at a future date, as well as to continue to utilize the KEFLEX trademark and other intangible assets in order to continue to operate its KEFLEX business. As discussed in Note 2 under “Consolidation,” the Deerfield affiliates are consolidated with MiddleBrook in accordance with FIN 46R, and there was no change in the accounting policies or basis for intangible assets. The Company exercised its right to repurchase the KEFLEX intangible and associated assets in conjunction with the EGI Transaction on September 4, 2008. See Note 23, “Equity Group Investments Transaction.”

10.	Borrowings

The Company had no obligations on borrowings as of December 31, 2008 or 2007.

11.	Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2008	2007

Product returns	$1,320,975	$1,414,507
Accrued loss on leased facility — current	1,286,416	589,587
Research and development expenses	621,212	731,273
Professional fees	607,188	475,392
Bonus	446,707	1,255,357
Product royalties	315,053	231,211
Severance — current portion	336,991	190,317
Sales and marketing expense	228,814	127,890
Insurance and benefits	150,231	240,577
Other expenses	828,069	357,433

Total accrued expenses — current	$6,141,656	$5,613,544

Deferred rent and credit on lease concessions — noncurrent	173,779	1,177,840
Accrued loss on leased facility — noncurrent	2,328,966	—

Total accrued expenses — noncurrent	$2,502,745	$1,177,840

Accrued Severance

In 2008, the Company terminated several employees in connection with the EGI Transaction and change in executive management, including the former chief executive and chief financial officers. In connection with these

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terminations, the Company recorded a severance expense within Selling, general and administrative of $2,144,551 for severance and benefits. The majority of the severance was paid out during 2008. As of December 31, 2008, $336,991 remains in connection with the accrued severance and benefits, all of which is current and recorded in Accrued expenses and other current liabilities. These amounts will be paid during the first half of 2009.

In 2007, the Company reduced its workforce in order to reduce its operating expenses, and recorded a charge of $533,696 for salaries and benefits. In July and September 2005, the Company reduced its workforce a total of approximately 38% as part of a cost-reduction initiative. It recorded a charge of $3,973,265 for severance costs related to salaries and benefits, a non-cash benefit of $512,488 for the reversal of cumulative amortization of deferred stock-based compensation related to forfeited stock options, and a charge of $140,366 for the remaining cost of the New Jersey office lease.

Severance and related expenses incurred in connection with the workforce reductions in 2007 were recorded as follows (no severance expense was recorded in 2006):

	Expense for Year Ended December 31, 2007
	Research &	Selling, General &
	Development	Administrative
	Expense	Expense	Total

Severance — salaries and benefits	$—	$533,696	$533,696
Stock-based compensation — forfeitures	—	(19,229)	(19,229)

Total	$—	$514,467	$514,467

The following table summarizes the activity in 2008 and 2007 for the liability for the cash portion of severance costs. All liability balances are included in Accrued expenses and other current liabilities.

		2007	2005
	2008	Workforce	Workforce
	Severance	Reduction	Reduction	Total

Current liability as of 12/31/2006	$—	$—	$1,094,375	$1,094,375
Charges	—	533,696	—	533,696
Cash Paid	—	(343,379)	(1,094,375)	(1,437,754)

Current liability as of 12/31/2007	—	190,317	—	190,317

Charges	2,144,351	—	—	2,144,351
Cash Paid	(1,807,360)	(190,317)	—	(1,997,677)

Current liability as of 12/31/2008	$336,991	$—	$—	$336,991

Advance Payment for Potential Sale of KEFLEX Assets

In August 2005, the Company entered into an agreement in principle with a private company for the potential sale of its KEFLEX assets, including the rights to the U.S. brand and inventories. As part of the agreement, the potential buyer made a $1,000,000 payment to MiddleBrook, which provided it with exclusive negotiating rights through December 31, 2005. The payment was recorded as an advance, because, under certain conditions, the payment could have become refundable or, if the sale were to have been completed, the $1,000,000 payment would have been applied to the purchase price. The two parties did not enter into a definitive agreement for the asset sale, and in January 2006, the Company decided to retain the KEFLEX assets. The agreement in principle expired on February 28, 2006. Accordingly, the advance payment of $1,000,000 was recognized as Other income in 2006.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Warrant Liability

In November 2007, the Company issued warrants for the purchase of 3,000,000 shares of its common stock to Deerfield in connection with the sale of certain non-PULSYS KEFLEX tangible and intangible assets (see Note 14 - Noncontrolling Interest — Deerfield Transaction). The warrants were exercisable immediately upon issuance for a period of six years. The warrant agreement contained provisions for cash settlement under certain conditions, including a major asset sale or acquisition in certain circumstances, which was available to the warrant holders at their option. As a result, the warrants could be classified as permanent equity under the requirements of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and were instead classified as a liability at their contractual fair value in the consolidated balance sheet. Upon issuance of the warrants in November 2007, the Company recorded the warrant liability at its initial fair value of $2,580,000 based on the Black-Scholes option-pricing model, using the following assumptions: exercise price of $1.38, expected life of 6.0 years, expected volatility of 65.0% (contractual volatility rate was fixed for the life of the warrant agreement), risk-free interest rate of 3.90%, and dividend yield of 0%. In accordance with the anti-dilution terms of the warrant, the exercise price was adjusted, effective January 28, 2008, to $1.34.

Equity derivatives not qualifying for permanent equity accounting are recorded at fair value and remeasured at each reporting date until the warrants are exercised or expire. Changes in the fair value of the warrants issued in November 2007 were reported in the condensed consolidated statement of operations as non-operating income or expense.

As discussed in Note 23, “Equity Group Investments Transaction,” the Company settled the warrant liability for $8,814,000 in connection with the closing of the EGI Transaction discussed therein. At December 31, 2007, the aggregate fair value of these warrants decreased to $2,100,000, using the Black-Scholes option pricing model, from their initial fair value of $2,580,000 at the issuance date of November 7, 2007, resulting in a noncash gain of $480,000 and a corresponding reduction in the recorded value of the warrant liability as of December 31, 2007. The gain was attributable to a decrease in the Company’s stock price and a reduction in the remaining term of the warrants.

13.	Deferred Contract Revenue

Collaboration with Par Pharmaceutical for Amoxicillin PULSYS.

In May 2004, the Company entered into an agreement with Par Pharmaceutical (“Par”) to collaborate on the further development and commercialization of PULSYS-based amoxicillin products. Under the terms of the agreement, the Company conducted the development program, including the manufacture of clinical supplies and the conduct of clinical trials, and was responsible for obtaining regulatory approval for the product. The Company was to own the product trademark and was to manufacture or arrange for supplies of the products for commercial sales. Par was to be the sole distributor of the products. Both parties were to share commercialization expenses, including pre-marketing costs and promotion costs, on an equal basis. Operating profits from sales of the products were also to be shared on an equal basis. Under the agreement, the Company received an upfront fee of $5,000,000 and a commitment from Par to fund all further development expenses. Development expenses incurred by the Company were to be partially funded by quarterly payments aggregating $28 million over the period of July 2004 through October 2005, of which up to $14 million would have been contingently refundable.

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

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reimbursed. The Company did not record any amounts as revenue on a current basis that were dependent on achievement of future operating profits.

On August 3, 2005, the Company was notified by Par that Par had decided to terminate the companies’ amoxicillin PULSYS collaboration agreement. After termination of the agreement, MiddleBrook received from Par the $4,750,000 development funding quarterly payment due in July 2005 and expects no further payments under the collaboration. Under certain circumstances, the termination clauses of the agreement may entitle Par to receive a share of net profits, as categorized in the agreement, up to one-half of their cumulative $23,250,000 funding of the development costs of certain amoxicillin PULSYS products, should products covered by the agreement be successfully commercialized. Accordingly, in 2005, the Company retained deferred revenue of $11,625,000 related to the agreement, and accelerated the recognition into current revenue of the remaining balance of $2,375,000 of deferred reimbursement revenue.

14.	Noncontrolling Interest — Deerfield Transaction

On November 7, 2007, the Company entered into a series of agreements with Deerfield, a healthcare investment fund and one of the Company’s largest equity shareholders at that time, which provided for a potential capital raise of up to $10 million in cash. The financing consisted of two potential closings, with the first closing occurring upon the signing of the agreements (for $7.5 million in gross proceeds, less $0.5 million in transaction expenses) and the second closing (for an additional $2.5 million in gross proceeds) occurring at our option, contingent upon FDA approval of the Company’s NDA for the MOXATAG. The agreements were designed to provide the Company with financial flexibility.

First Closing

At the transaction’s first closing, the Company sold certain assets, including KEFLEX product inventories, and assigned certain intellectual property rights, relating only to its existing, non-PULSYS cephalexin business, to two Deerfield affiliates, Kef and Lex. Under the terms of the agreement, $7.5 million was received by the Company on November 8, 2007 for the first closing, and the Company reimbursed Deerfield $0.5 million for transaction-related expenses. Approximately $4.6 million of those proceeds was used to fully repay the outstanding Merrill Lynch Capital loan balance, with the remainder available for general corporate purposes. Pursuant to a consignment of those assets and license of those intellectual property rights back to the Company, the Company continued to operate its existing cephalexin business, subject to consignment and royalty payments to Deerfield of 20% of net sales, subject to a minimum quarterly payment of $0.4 million. In addition, the Company granted to Deerfield a six-year warrant to purchase 3.0 million shares of the Company’s common stock at $1.38, the closing market price on November 7, 2007. In accordance with the anti-dilution terms of the warrant, the exercise price was adjusted, effective January 28, 2008, to $1.34.

Second Closing

The agreements provided for a second closing for $2.5 million, at the Company’s option, until June 30, 2008. The Company did not exercise the option for a second closing, and the option expired June 30, 2008.

Repurchase Right

Deerfield also granted the Company the right to repurchase all of the assets and rights sold and licensed by the Company to Deerfield by purchasing all of the outstanding capital stock of both Kef and Lex. The Company was not contractually or economically compelled to complete the repurchase pursuant to this agreement. The Company’s purchase rights had been extended from June 30, 2008 to December 31, 2008 by the Company’s payment in June 2008 of a $1.35 million extension payment to Deerfield. The Company exercised this right on September 4, 2008, based on an agreement entered into with Deerfield on July 1, 2008 (“Deerfield Agreement”), and as a condition of certain other agreements entered into by the Company on July 1, 2008 with EGI. The Company purchased all of the

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding capital stock of Kef and Lex for $11.0 million (the $1.35 million extension payment was applied towards the aggregate purchase price), plus the value of the assets of the entities including cash and inventory. The purchase was funded with a portion of the proceeds received from the sale of common stock to EGI on September 4, 2008. See Note 23, “Equity Group Investments Transaction”

Variable Interest Entities and FIN 46R Consolidation

In connection with the November 2007 transaction between Deerfield and the Company, Deerfield established two new legal entities, Kef and Lex, to hold the KEFLEX tangible and intangible assets. Affiliates of Deerfield owned 100 percent of the voting interests in the two entities until the purchase of 100 percent of the stock of Kef and Lex by the Company in September 2008. In accordance with FIN 46R, the Company’s management evaluated whether the Deerfield Entities were variable interest entities and, if so, whether there was a primary beneficiary with a controlling financial interest. A key characteristic of a controlling financial interest is the equity holder’s ability to make important decisions with respect to the ongoing activities. Because the Company was making the important decisions with respect to the ongoing activities involving the assets owned by the Deerfield Entities, the Kef and Lex entities were determined to be variable interest entities for this characteristic. Another characteristic of a controlling financial interest is whether the equity holders of the entities have the obligation to absorb the expected losses of the entity or to receive the expected residual returns of the entity. Because the Company had a fixed price repurchase option, the equity holders in the Deerfield Entities did not have rights to all of the residual returns of the Deerfield Entities, and Kef and Lex were determined to be variable interest entities for this characteristic. Management used a qualitative analysis to determine whether Deerfield or the Company was the primary beneficiary of the Deerfield Entities. The Company was determined to be the primary beneficiary, since it was the party exposed to the majority of the risks. Thus, the Company consolidated the financial condition and results of operations of Kef and Lex in accordance with FIN 46R. Accordingly, the losses of $484,725 and $162,189 attributable to the noncontrolling interest (the losses of Kef and Lex) for the years ended December 31, 2008 and 2007, respectively, have been deducted from the net loss in the consolidated statement of operations, and the noncontrolling interest holders’ ownership interest in the Deerfield Entities in the consolidated balance sheet was reduced by the losses of Kef and Lex prior to the reacquisition of the Entities.

15.	Preferred Stock — Undesignated

On October 22, 2003, the Company’s certificate of incorporation was amended to authorize the issue of up to 25,000,000 shares of undesignated preferred stock. The Company’s Board of Directors, without any further action by the Company’s stockholders, is authorized to issue shares of undesignated preferred stock in one of more classes or series. The Board may fix the rights, preferences and privileges of the preferred stock. The preferred stock could have voting or conversion rights that could adversely affect the voting power or other rights of common stockholders. As of December 31, 2008 and 2007, no shares of preferred stock have been issued.

16.	Common Stock and Warrants

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

Private Placements of Common Stock

In September 2008, the Company completed a private placement of 30,303,030 shares of the Company’s common stock, par value $0.01 per share, and a warrant (the “EGI Warrant”) to purchase an aggregate of 12,121,212 shares (the “Warrant Shares”) of the Company’s common stock for an aggregate purchase price of

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$100 million, with net proceeds of $96 million after expenses. The EGI Warrant has a term of five years and an exercise price of $3.90 per Warrant Share, subject to certain adjustments. Based on a review of the provisions of its warrant agreements and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) the Company has determined that the EGI Warrant should be classified as permanent equity. See Note 23 — Equity Group Investments Transaction for further detail about the private placement. Pursuant to the terms of the registration rights agreement, the Company filed with the SEC a registration statement covering the resale of common stock. The registration right agreement provides that if the initial registration statement is not effective within a specified number of days of closing, or if the Company does not subsequently maintain the effectiveness of the registration statement, then in addition to any other rights the investor may have, the Company will be required to pay the investor liquidated damages, in cash, equal to 1.0 percent per month of the aggregate purchase price paid by such investor. Maximum aggregate liquidated damages payable to an investor are 20 percent of the aggregate amount paid by the investor. The registration statement on Form S-3 was filed on October 17, 2008 with the SEC and was declared effective as of November 24, 2008, which was within the required number of days.

In January 2008, the Company closed a private placement of 8,750,001 shares of its common stock and warrants to purchase 3,500,001 shares of common stock, at a price of $2.40 per unit. Each unit consists of one share of the Company’s common stock and a warrant to purchase 0.40 shares of common stock. The transaction raised approximately $21.0 million in gross proceeds and $19.9 million in proceeds, net of expenses. The warrants have a five-year term and an exercise price of $3.00 per share. Based on a review of the provisions of its warrant agreements and EITF 00-19, the Company has determined that the warrants it issued in January 2008 should be classified as permanent equity. Pursuant to the terms of the registration rights agreement, the Company filed with the SEC a registration statement covering the resale of common stock. The registration rights agreement provides that if the initial registration statement is not effective within 120 days of closing, or if the Company does not subsequently maintain the effectiveness of the initial registration statement or any additional registration statements, then in addition to any other rights the investor may have, the Company will be required to pay the investor liquidated damages, in cash, equal to 1.0 percent per month of the aggregate purchase price paid by such investor. Maximum aggregate liquidated damages payable to an investor are 20 percent of the aggregate amount paid by the investor. The SEC declared the Company’s Form S-3 effective on February 11, 2008, which was within 120 days of closing.

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

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company views the registration rights agreement containing the liquidated damages provision as a separate freestanding contract which has nominal value, and the Company has followed that accounting approach, consistent with FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements.” Under this approach, the registration rights agreement is accounted for separately from the financial instrument. Accordingly, the classification of the warrants has been determined under EITF 00-19, and the warrants have been accounted for as permanent equity. Under FSP No. EITF 00-19-2, registration payment arrangements are measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Should the Company conclude that it is more likely than not that a liability for liquidated damages will occur, the Company will record the estimated cash value of the liquidated damages liability at that time.

FSP No. EITF 00-19-2 requires disclosure of the maximum potential amount of consideration, undiscounted, that an issuer could be required to transfer under the registration payment arrangement. The Company’s registration rights agreements generally require that the Company undertake to file a registration statement within a specified number of days, to have the SEC declare the registration statement effective within a specified number of days, and that it maintain the effectiveness of the registration statement for a period of time; for example, until the date as of which all investors as selling stockholders may sell the registered securities without restriction pursuant to Rule 144 (or any successor rule thereto) or the actual date that the securities have been sold. These agreements also specify liquidated damages for each day the Company fails to comply with these obligations. For each of the four private placements completed by the Company and for the Deerfield Transaction, the Company has met the required deadlines for filing and for achieving effectiveness, and the Company has never had a period in which any of its registration statements was not continuously effective. Nevertheless, solely for purposes of the calculation required by FSP EITF 00-19-2 of the maximum possible liquidated damages that the Company might incur, the following assumptions have been made: (a) in addition to the original investment, all warrants are exercised for cash at the latest possible date before expiration; (b) no shares are sold during the entire period; and (c) the registration statements are not effective for the entire term of the agreement, including one year after the last potential warrant exercise (a total of six years for the private placements and seven years for the Deerfield Transaction). The April 2007 and January 2008 private placements have caps on maximum liquidated damages, and the caps have been used as the maximum potential liquidated damages for those two private placements. For the private placements that closed in September 2008, January 2008, April 2007, December 2006, and April 2005, the Company’s maximum potential liquidated damages are approximately $15.5 million, $6.3 million, $8.3 million, $8.2 million, and $10.1 million, respectively, as of March 10, 2009. The Deerfield warrants which were issued in November 2007 were settled in conjunction with the EGI Transaction in September 2008 so there are no potential liquidated damages associated with them.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

The Company has granted warrants to purchase shares of common stock in connection with certain of our financing transactions, as well as the transaction with Deerfield. At December 31, 2008, the following warrants to purchase common stock were outstanding and exercisable:

	Exercise	Expiration	Number of
Date Issued	Price	Date	Shares

April 29, 2005	$4.78	April 29, 2010	2,396,357
April 12, 2007	$2.27	April 12, 2012	7,544,011
January 28, 2008	$3.00	July 28, 2013	3,500,001
September 4, 2008	$3.90	September 4, 2013	12,121,212

			25,561,581

Shares Reserved for Future Issuance

At December 31, 2008, common stock reserved for future issuance is as follows:

Number of Shares

Outstanding common stock options	15,759,794
Common stock available for future grant under our stock option plans	2,614,840
Common stock available for future grant under our Employee Stock Purchase Plan	100,000
Warrants	25,561,581

44,036,215

17.	Stock Option Plans

The Company currently grants stock options under the Stock Incentive Plan (the “Plan”). An amendment to the Plan to increase the number of shares of Common Stock available for grant thereunder by 7,000,000 shares (the “Plan Amendment”), was approved by the stockholders as of September 4, 2008, in conjunction with the EGI Transaction. In September 2008, the Company’s Board of Directors approved the Company’s New Hire Incentive Plan (the “New Hire Incentive Plan”) which provides for the issuance of up to 4,500,000 non-qualified stock options to new hires as a material inducement for them to accept employment with the Company. The number of shares authorized for issuance under these Plans is 20,848,182.

Options granted under the Plan may be incentive stock options or non-qualified stock options while options granted under the New Hire Incentive Plan may only be non-qualified stock options. Stock purchase rights may also be granted under the Plan. Incentive stock options may only be granted to employees. The compensation committee of the Board of Directors determines the period over which options become exercisable. Options granted to employees and consultants normally vest over a 4-year period. Options granted to directors, upon their initial appointment or election, vest monthly over periods of 36 or 48 months. Annual director and advisor grants vest monthly over 12 months. Director and advisor grants are exercisable on the date of grant but are restricted, subject to repurchase until vested. The exercise price of incentive stock options and non-qualified stock options shall be no less than 100% of the fair market value per share of the Company’s common stock on the grant date. The term of all options outstanding is 10 years. As of December 31, 2008 and 2007, there were 2,614,840 and 2,659,604 shares of common stock available for future option grants, respectively.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity of the Company’s stock option plan for the years ended December 31, 2008, 2007 and 2006:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Yrs)	Value

Outstanding, December 31, 2005	4,095,417	$4.79
Granted	1,322,870	2.24
Exercised	(558,377)	0.63
Cancelled	(481,332)	6.86

Outstanding, December 31, 2006	4,378,578	4.30
Granted	1,075,150	2.56
Exercised	(201,249)	0.83
Cancelled	(478,273)	3.12

Outstanding, December 31, 2007	4,774,206	4.18
Granted	12,023,501	1.91
Exercised	(559,176)	1.38
Cancelled	(478,737)	3.46

Outstanding, December 31, 2008	15,759,794	$2.57	8.9	$1,002,668

Exercisable, December 31, 2008	3,863,558	$4.73	6.5	$230,462

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $1,365,111, $306,191, and $787,345, respectively. Cash received by the Company in the years ended December 31, 2008, 2007, and 2006 upon the issuance of shares from option exercises was $772,079, $166,790, and $352,737, respectively. The Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

A summary of the Company’s nonvested options as of and for the year ended December 31, 2008 is presented below:

	Number of	Weighted
	Nonvested Stock	Average Grant Date
	Options	Fair Value

Outstanding, December 31, 2007	1,372,676	$1.85
Granted	12,023,501	1.28
Vested	(944,413)	2.03
Forefeited	(390,858)	1.97

Outstanding, December 31, 2008	12,060,906	$1.26

The fair value of options vested during the years ended December 31, 2008 and 2007 was $1,914,508 and $4,328,745, respectively.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding, and exercisable at December 31, 2008:

		Weighted-	Weighted-		Weighted-
Range of	Number	Average Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

December 31, 2008
$0.35 to $1.15	1,522,744	9.1	$1.09	281,071	$0.80
$1.28 to $1.36	1,955,998	9.7	1.32	113,493	1.35
$1.41 to $2.03	2,065,104	8.7	1.62	564,789	1.54
$2.06	6,487,901	9.7	2.06	60,000	2.06
$2.47 to $3.08	1,635,125	8.5	2.83	813,639	2.75
$3.18 to $4.80	895,552	6.9	4.32	833,196	4.32
$8.40 to $10.00	1,197,370	5.0	9.25	1,197,370	9.25

	15,759,794	8.9	$2.57	3,863,558	$4.73

18.	Stock-Based Compensation

The Company has recorded stock-based compensation expense for the grant of stock options to employees and to nonemployees as follows:

	December 31,
Stock-Based Compensation Expense:	2008	2007	2006

Employees:
Fair-value method	$2,076,000	$1,914,845	$3,080,790
Nonemployees:
Fair-value method	127,426	16,594	323,273

Total	$2,203,426	$1,931,439	$3,404,063

	December 31,
Included in Income Statement Captions as Follows:	2008	2007	2006

Research and development expense	$554,735	$718,257	$1,434,664
Selling, general and administrative expense	1,648,691	1,213,182	1,969,399

Total	$2,203,426	$1,931,439	$3,404,063

Employees.  Prior to January 1, 2006, the Company’s share-based awards were accounted for by the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). This Statement replaces SFAS No. 123 and supersedes APB 25. SFAS 123R requires that employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. The Company adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense under the Statement on a prospective basis only. Accordingly, prior period financial statements have not been restated. Under this transition method, stock-based compensation cost for 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the fair value provisions of SFAS 123R.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under APB 25, the Company had recorded deferred stock-based compensation for certain stock options granted in prior years with an exercise price below the estimated fair market value at the date of grant. The deferred stock-based compensation was amortized as a charge to expense over the related vesting periods of the options. In accordance with SFAS 123R, which was effective January 1, 2006, the Company reversed the remaining balance of deferred stock-based compensation of $623,051 against Capital in excess of par value.

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

As of December 31, 2008, the total unrecognized compensation cost related to nonvested stock awards was $12,726,170, and the related weighted-average period over which it is expected to be recognized is approximately 3.5 years.

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

The weighted average fair value of options granted to employees during 2008, 2007 and 2006 was $1.28, $1.79 and $1.51 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions for grants in 2008, 2007 and 2006:

	December 31,
	2008	2007	2006

Expected term (in years)	6.19	6.25	6.25
Risk-free interest rate	2.75%	4.79%	4.57%
Volatility	75.4%	75.0%	75.0%
Dividend yield	0%	0%	0%

The Company estimates the expected term of share-based awards granted subsequent to January 1, 2006 utilizing many factors including historical experience, vesting period of awards, expected volatility and employee demographics. Accordingly, as of December 2008, the Company has estimated the expected term to be 4.0 years, equal to the length of the vesting periods for most option grants. The Company plans to continue to refine its estimate of expected term in the future as it obtains more historical data. Previously, the Company elected to determine the expected term of share-based awards granted subsequent to January 1, 2006 using the transition approach provided by Staff Accounting Bulletin No. 107, under which an expected term of 6.25 years may be used for four-year grants with a ten-year contractual term. A shorter expected term would result in lower compensation expense.

To estimate expected future volatility, the Company uses its historical volatility over a period equal to its estimated expected term of options adjusted for certain unusual, one day fluctuations. The Company has no implied

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

volatility data since it has no publicly traded options or other financial instruments from which implied volatility can be derived. As of December 2008, the Company has changed its volatility from 75% to 90%. Historically, the Company has based its estimate of expected future volatility upon a combination of its historical volatility together with the average of volatility rates of comparable public companies. Using a higher volatility input to the Black-Scholes model would result in a higher compensation expense.

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

Nonemployees.  The Company has recorded stock-based compensation expense for options granted to nonemployees, including consultants, Scientific Advisory Board (“SAB”) members and contract sales representatives based on the fair value of the equity instruments issued. Stock-based compensation for options granted to non employees is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company recognizes an expense for such options throughout the performance period as the services are provided by the nonemployees, based on the fair value of the options at each reporting period. The options are valued using the Black-Scholes option pricing model. For graded-vesting options, a final measurement date occurs as each tranche vests. As of December 31, 2008, the balance of unamortized stock-based compensation for options granted to non-employees was approximately $558,000. This amount will be adjusted based on changes in the fair value of the options at the end of each reporting period. As of December 31, 2008, 171,683 options are outstanding and exercisable for non employees.

19.	Income Taxes

As required by FAS 109, income tax expense or benefit for the year is allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income, and items charged or credited directly to shareholders equity. Pursuant to this intraperiod allocation requirement, $174,498 of tax benefit has been allocated to the loss from continuing operations, and $174,498 of tax expense has been allocated to the unrealized gains that were recorded in other comprehensive income due to FAS 115 and FAS 133. The Company did not record any tax provision or benefit for the year ended December 31, 2007. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carryforwards cannot be sufficiently assured at December 31, 2008 and 2007.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the benefit from income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006

Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total current income tax benefit	$—	$—	$—
Deferred:
Federal	$(142,157)	$—	$—
State	(32,341)	—	—
Foreign	—	—	—

Total deferred income tax benefit	$(174,498)	$—	$—

Total income tax benefit	$(174,498)	$—	$—

Deferred tax assets consist of the following:

	December 31,
	2008	2007

Net operating loss carryforwards	$72,169,290	$62,627,851
Start-up costs	—	324,279
Deferred revenue	4,503,358	4,503,358
Depreciation and amortization	2,475,249	1,348,447
Stock-based compensation	691,857	642,494
Loss on sale of intangible assets	—	(667,921)
Accrued research and development, accrued returns and other items	4,229,245	1,325,741
Patent costs	766,059	613,806
Research and experimentation tax credit	4,385,299	4,262,057
Amortization of capitalized R&D	2,039,130	—
Identified intangibles	(2,250,167)	—
Other Comprehensive Income	(174,497)	—

Deferred tax assets	88,834,823	74,980,112
Valuation allowance	(88,834,823)	(74,980,112)

Net deferred tax assets	$—	$—

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

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective tax rate differs from the U.S. federal statutory tax rate of 34% due to the following:

	Year Ended December 31,
	2008	2007	2006

U.S. federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(4.6)%	(0.9)%	(5.8)%
Permanent items, primarily stock-based compensation	0.7%	1.4%	2.9%
Research and experimentation tax credit	(0.7)%	(1.4)%	(2.8)%
Income taxes at other rates	0.4%	—	—
Change in valuation allowance	37.8%	34.9%	39.7%

Effective tax rate	(0.4)%	(0.0)%	(0.0)%

At December 31, 2008 and 2007, the Company had federal and state net operating loss carryforwards of approximately $186.3 million and $161.7 million, respectively, available to reduce future taxable income, which will begin to expire in 2020. At December 31, 2008, the Company had federal research and experimentation tax credit carryforwards of approximately $4.0 million which begin to expire in 2020 and state tax credit carryforwards of $0.4 million which begin to expire in 2018.

Under the provisions of Sections 382 and 383 of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and research and experimentation tax credit carryforwards which can be utilized in future years. During 2001, 2005 and 2008, the Company may have experienced such ownership changes.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 prescribes a recognition prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company applied the provisions of FIN 48 effective January 1, 2007. The implementation of FIN 48 had no impact on the Company’s financial condition, results of operations, or cash flows, as the Company has no unrecognized tax benefits.

The Company is primarily subject to U.S. and Maryland state corporate income tax. All tax years from the Company’s inception in 2000 remain open to examination by U.S. federal and state authorities.

The Company’s policy is to recognize interest related to income tax matters, if any, in interest expense and penalties related to income tax matters, if any, in operating expenses. As of January 1, 2008 and December 31, 2008, the Company had no accruals for interest or penalties related to uncertain tax positions or other income tax matters.

The Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

20.	401(k) Savings Plan and Employee Stock Purchase Plan

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

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

21.	Commitments and Contingencies

Leases

In September 2008, the Company entered into a five-year lease for corporate office space in Westlake, Texas, which is renewable for one period of five consecutive years each at the end of the original term. The Company took possession of the leased space during November 2008. In conjunction with the execution of the lease agreement, the Company provided the landlord with a deposit which was $353,409 as of December 31, 2008. The lease includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments will be charged to expense on the straight-line method over the term of the lease (excluding renewal periods).

In August 2002, the Company entered into a 10-year lease for its corporate, research and development facility in Germantown, Maryland, which is renewable for two periods of five consecutive years each at the end of the original term. The Company took possession of the lease space during 2003. In conjunction with the execution of the lease agreement, the Company provided the landlord with a letter of credit, which the Company collateralized with a restricted cash deposit in the amount of $566,180 at December 31, 2008 and 2007 (see Note 2 — Summary of Significant Accounting Policies). The lease includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments will be charged to expense on the straight-line method over the term of the lease (excluding renewal periods). In 2004 and 2003, the Company received $87,078 and $830,010, respectively, in cash from the landlord in connection with the build-out of the facility. These amounts were recorded as deferred rent and are being amortized on a straight-line basis as a reduction to rent expense over the term of the lease.

In August 2004, the Company leased additional space adjacent to its Germantown, Maryland, facility. This lease, which includes a rent holiday and scheduled rent increases annually over its term, is being charged to expense on a straight-line basis over the entire term of the lease, which expires May 31, 2013. In conjunction with the execution of the lease agreement, the Company provided the landlord with a letter of credit, which the Company collateralized with a restricted cash deposit in the amount of $306,000 at December 31, 2008 and 2007. (see Note 2 — Summary of Significant Accounting Policies).

The Company ceased the use of portions of the original Maryland lease during the fourth quarter of 2008. For leased facilities where the company has ceased use for a portion or all of the space, the Company accrues a loss if the cost of the leased space is in excess of reasonably attainable sublease income. In 2008, the Company accrued a loss for the cost of the leased space in excess of reasonably attainable sublease income in the amount of $1,794,518 which was partially offset by the reversal of deferred rent for the unused portion of the facility in the amount of $545,403. Additionally, portions of the adjacent facility had been abandoned during the third quarter of 2007 and the Company accrued a loss for the cost of the leased space in excess of potential sublease income at that time. Effective April 2008, another company leased approximately 40 percent of the facility directly from the landlord, with the landlord amending the Company’s lease to reflect a rent reduction for the amount of rent the landlord will receive each month from the other company. The Company remains contingently liable for the other company’s rental payments under a financial guarantee to the landlord. The contingent rentals due under the financial guarantee have been included in the table of future minimum lease payments below. During 2008, the Company

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reassessed the original loss recorded during 2007 based upon updated potential sublease amounts and recorded an additional loss of $1,323,213, which is net of deferred rent amounts of $202,621.

Rent expense under all leases was $4,126,957, $2,586,101 and $2,019,610 for the years ended December 31, 2008, 2007 and 2006, respectively. As discussed above, the 2008 rent expense includes the accelerated expense associated with unused leased space.

Future minimum lease payments under noncancelable operating leases at December 31, 2008 are as follows:

Operating
Year Ending December 31,	Leases

2009	$2,524,247
2010	2,589,922
2011	2,538,029
2012	2,610,164
2013	1,274,278
Thereafter	—

Total	$11,536,640

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

On November 7, 2007, the Company closed an agreement with Deerfield. The Company sold certain assets, and assigned certain intellectual property rights, relating only to its existing cephalexin business, excluding cephalexin PULSYS, to Deerfield for $7.5 million (less a $0.5 million payment to Deerfield). Pursuant to an inventory consignment agreement and license of those intellectual property rights back to the Company, the Company continued to operate its existing cephalexin business, subject to consignment and royalty payments to Deerfield of 20% of net sales. Regardless of the level of net sales, the minimum combined consignment and royalty payment was $0.4 million for each calendar quarter. Consignment and royalty payments due to affiliates of Deerfield from MiddleBrook were eliminated in the condensed consolidated balance sheet and condensed consolidated statement of operations in accordance with FIN 46R. In conjunction with the EGI Transaction, the Company exercised its right to repurchase the KEFLEX intangible and associated assets from Deerfield. As part of the Deerfield Agreement, the Company repurchased the royalty stream from Deerfield.

Legal Proceedings

The Company is a party to legal proceedings and claims that arise during the ordinary course of business.

In August 2007, Eli Lilly and Company provided notice of a legal matter relating to KEFLEX to us. A product liability claim was filed by Jamie Kaye Moore against Eli Lilly, Teva Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on March 28, 2007. The claim alleges injury from ingestion of some form of KEFLEX. Eli Lilly has determined through discover that Ms. Moore did not take branded KEFLEX but rather took generic cephalexin manufactured by codefendant Teva. Eli Lilly filed a Motion for Summary Judgment on the grounds that

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plaintiff did not take an Eli Lilly product. That motion was denied without prejudice to its refiling. Eli Lilly refiled its Motion for Summary Judgment after the close of discovery. As the matter remains unresolved, Eli Lilly is not currently requesting indemnification from MiddleBrook.

In September 2008, Eli Lilly and Company provided notice of a legal matter relating to KEFLEX to us. A product liability claim was filed by the Estate of Jackie D. Cooper against Eli Lilly, Mylan Inc., f/k/a Mylan Laboratories, Inc., Mylan Bertek Pharmaceuticals, Inc. and Mylan Pharmaceuticals, Inc. on August 7, 2008. The claim alleges injury from ingestion of some form of “Phenytoin” and/or “KEFLEX.” Eli Lilly has filed preliminary objections to the complaint, and has also requested prescription and other records, in order to determine whether the plaintiff ingested brand or generic cephalexin and which manufacturer might be involved. Since the identity of the manufacturer is not known, Eli Lilly is not currently requesting indemnification from us.

22.	Fair Value Measurements

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

As of December 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets consisted of high quality short-term commercial paper and government agency bonds, for which fair value is measured based on inputs that are derived principally from or corroborated by observable market data. The Company currently does not have non-financial assets that are required to be measured at fair value on a recurring basis. The Company did not hold any such assets as of December 31, 2007.

	Fair Value Measurement at December 31, 2008
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

Marketable securities	$—	$44,242,056	$—

Total	$—	$44,242,056	$—

As of December 31, 2008, the Company did not hold any liabilities that are required to be measured at fair value on a recurring basis. For previously held liabilities, the Company made use of observable market based inputs

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to calculate fair value, in which case the measurements were classified within Level 2. The Company currently does not have non-financial liabilities that are required to be measured at fair value on a recurring basis.

	Fair Value Measurement at December 31, 2007
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Liability	Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

Warrant liability	$—	$2,100,000	$—

Total	$—	$2,100,000	$—

23.	Equity Group Investments Transaction

On July 1, 2008, the Company entered into a securities purchase agreement with EGI, under which the Company agreed to sell, and EGI agreed to purchase, 30,303,030 shares of the Company’s common stock, par value $0.01 per share, and a warrant (the “EGI Warrant”) to purchase an aggregate of 12,121,212 shares (the “Warrant Shares”) of the Company’s common stock for an aggregate purchase price of $100 million, with net proceeds of $96 million after expenses. The EGI Warrant has a term of five years and an exercise price of $3.90 per Warrant Share, subject to certain adjustments. Based on a review of the provisions of its warrant agreements and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company has determined that the EGI Warrant should be classified as permanent equity.

The EGI Transaction received shareholder approval and closed on September 4, 2008.

In connection with the EGI Transaction, the Company also entered into the Deerfield Agreement, under which the Company agreed to repurchase, for approximately $11 million, its non-PULSYS KEFLEX assets previously sold to certain of the Deerfield Entities in November 2007, and to terminate its ongoing royalty obligations to certain Deerfield Entities. Additionally, each of the applicable Deerfield Entities agreed to irrevocably exercise its option to require the Company to redeem warrants to purchase 3,000,000 shares of the Company’s common stock (the “Deerfield Warrants”), upon the occurrence of the closing of the EGI Transaction, for an aggregate redemption price of approximately $8.8 million. The Deerfield Agreement closed in conjunction with the closing of the EGI Transaction and a portion of the proceeds received from EGI were used to repurchase the non-PULSYS KEFLEX assets and associated assets and to redeem the Deerfield Warrants.

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

Pursuant to a registration rights agreement with the Investor, the Company registered the resale of 42,424,242 shares of common stock, representing 30,303,030 shares of common stock and the 12,121,212 shares of common stock issuable upon exercise of the Warrant. The registration rights agreement provides certain filing and effectiveness clauses for the initial registration statement, if the Company does not subsequently maintain the effectiveness of the initial registration statement or any additional registration statements, then in addition to any other rights the investor may have, the Company will be required to pay the investor liquidated damages, in cash, equal to 1.0 percent per month of the aggregate purchase price paid by such investor. Maximum aggregate liquidated damages payable to an investor are 20 percent of the aggregate amount paid by the investor. The registration statement on Form S-3 was filed on October 17, 2008 with the SEC and was declared effective as of November 24, 2008, which was within the effectiveness clauses of the agreement.

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Related Party Transactions

Deerfield Transaction

On November 7, 2007, the Company entered into a series of agreements with Deerfield, a healthcare investment fund and one of the Company’s largest equity shareholders at that time. The agreements were terminated as of September 4, 2008. The transaction and related agreements are described in Note 14, “Noncontrolling Interest — Deerfield Transaction.”

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

Consulting Arrangements

Consulting Agreements with Edward M. Rudnic.  On June 27, 2008, the Company entered into a Consulting Agreement with Dr. Edward M. Rudnic, the former chief executive officer, which became effective on September 5, 2008, for a term of 24 months, and is subject to renewal for additional 12-month periods by mutual agreement of the parties. Under the Consulting Agreement, Dr. Rudnic has agreed to be available on a mutually agreeable schedule to provide such consulting services with respect to the business of the Company as the Company reasonably requests. The fees for the services of Dr. Rudnic under the Consulting Agreement shall be $3,000 per day or $1,500 per half-day, plus reasonable travel expenses. The Company also granted to Dr. Rudnic, on September 4, 2008, a stock option pursuant to the terms of the Company’s stock incentive plan to purchase 100,000 shares of Common Stock. The Option shall vest, in its entirety, upon expiration of the original term of the Consulting Agreement or, if earlier, upon a material breach of the Consulting Agreement by the Company. With respect to other stock options held by Dr. Rudnic as of September 4, 2008, Dr. Rudnic’s obligations to provide consulting services under the Consulting Agreement shall constitute continued “Service” with the Company (as described in the Company’s stock incentive plan and any applicable stock option agreement) so that (i) such prior options shall continue to vest during the term of the Consulting Agreement (including any additional terms following the original term), and (ii) the exercisability of such prior options shall be determined as if such Service continued until the expiration of the term of the Consulting Agreement (including any additional terms following the original term).

The Consulting Agreement may be terminated (i) by a party to the Consulting Agreement upon a material breach by the other party; (ii) upon mutual written agreement of the parties; or (iii) automatically upon expiration of the original term or any renewed terms of the Consulting Agreement without additional renewal by the parties. As of December 31, 2008, no amounts have been paid under this Consulting Agreement.

Consulting Agreements with Robert C. Low.  On June 30, 2008, the Company entered into a Consulting Agreement with Mr. Robert C. Low, the former chief financial officer, which became effective on September 5, 2008 for a term of 24 months, subject to renewal for additional 12-month periods by mutual agreement of the parties. Under the Consulting Agreement, Mr. Low has agreed to be available to provide such consulting services with respect to the business of the Company as the Company reasonably requests. The fees for the services of Mr. Low under the Consulting Agreement shall be $1,500 per day or $750 per half-day, plus reasonable travel expenses. With respect to prior stock options held by Mr. Low as of September 4, 2008, the Company has agreed that Mr. Low’s obligations to provide consulting services under the Consulting Agreement shall constitute continued “Service” with the Company (as described in the Company’s stock incentive plan and any applicable stock option agreement) so that (i) such prior options shall continue to vest during the term of the Consulting Agreement (including any additional terms following the original term), and (ii) the exercisability of such prior

MIDDLEBROOK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options shall be determined as if such Service continued until the expiration of the term of the Consulting Agreement (including any additional terms following the original term).

The Consulting Agreement may be terminated by a party to the Consulting Agreement upon a material breach by the other party. As of December 31, 2008, no amounts have been paid under this Consulting Agreement.

Consulting Agreement with James D. Isbister.  Effective May 1, 2004, Mr. James D. Isbister retired as the chairman of the board of directors. At that time, the Company entered into an agreement with Mr. Isbister which provides for a payment to him of up to $100,000 per year in exchange for consulting services. These consulting services include tactical advice and planning with regard to corporate operations, financing approaches, and product development and commercialization strategies. The initial term of the agreement was for 40 months, and it could have been renewed by mutual agreement. No payments were made to Mr. Isbister nor did the Company recognize any expense for his services during 2007. The agreement terminated on August 31, 2007 and was not renewed.

25.	Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly financial data of the Company. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

					Net Loss
				Net Loss	Per Share
				Applicable to	Applicable to
		Operating		Common	Common
	Revenue	Loss	Net Loss	Stockholders	Stockholders

Year ended
December 31, 2008:
First quarter	$2,394,011	$(6,727,687)	$(13,799,502)	$(13,799,502)	$(0.26)
Second quarter	2,522,255	(5,414,182)	(3,707,251)	(3,707,251)	(0.07)
Third quarter	2,267,033	(11,984,562)	(12,462,280)	(12,462,280)	(0.19)
Fourth quarter	1,666,271	(12,122,294)	(11,610,787)	(11,610,787)	(0.13)
Year ended
December 31, 2007:
First quarter	$1,773,037	$(13,678,122)	$(13,662,990)	$(13,662,990)	$(0.38)
Second quarter	2,680,558	(9,523,430)	(9,477,927)	(9,477,927)	(0.21)
Third quarter	3,144,532	(10,024,075)	(10,056,779)	(10,056,779)	(0.22)
Fourth quarter	2,858,573	(6,896,046)	(9,051,670)	(9,051,670)	(0.19)

SCHEDULE II

MIDDLEBROOK PHARMACEUTICALS, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008, 2007, and 2006

	Balance at
	Beginning of			Balance at End of
	Period	Additions	Deductions(1)	Period

Accounts receivable allowances:
Year Ended December 31, 2008	$602,843	$884,726	$(1,108,014)	$379,555
Year Ended December 31, 2007	$216,930	$1,104,515	$(718,602)	$602,843
Year Ended December 31, 2006	$352,920	$821,165	$(957,155)	$216,930
Inventory reserves:
Year Ended December 31, 2008	$1,004,401	$38,920	$(1,004,401)	$38,920
Year Ended December 31, 2007	$293,956	$864,404	$(153,959)	$1,004,401
Year Ended December 31, 2006	$154,367	$140,000	$(411)	$293,956
Deferred tax asset valuation reserves:
Year Ended December 31, 2008	$74,980,112	$13,854,711	$—	$88,834,823
Year Ended December 31, 2007	$62,570,857	$12,409,255	$—	$74,980,112
Year Ended December 31, 2006	$48,030,603	$14,540,254	$—	$62,570,857

(1)	Deductions represent utilization of the allowances. For accounts receivable, these include the deduction by customers of prompt pay discounts from their payments, chargebacks made by wholesalers to the Company, wholesaler rebates and writeoffs of bad debts, if any.

S-1