Form 10-Q
period 2009-03-31
MiddleBrook Pharmaceuticals, Inc.
filed 2009-05-11
CIK 1161924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number: 000-50414
MiddleBrook Pharmaceuticals, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization) 7 Village Circle, Suite 100 Westlake, Texas (Address of principal executive offices)	52-2208264 (I.R.S. employer identification number) 76262 (Zip Code)
(817) 837-1200
(Registrant’s telephone number, including area code)
None
(Former name, former address and former
fiscal year — if changed since last report)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to be submitted and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company) ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 1, 2009, 86,481,178 shares of common stock of the Registrant were outstanding.

MIDDLEBROOK PHARMACEUTICALS, INC
INDEX
FORM 10-Q

~2~

PART I — FINANCIAL INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of the statements made under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, that reflect our current plans, beliefs, estimates and views with respect to, among other things, future events and financial performance. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “potential,” “estimate,” “will,” “may,” “predict,” “should,” “could,” “would” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. You should not regard the inclusion of this forward-looking information as a representation by us or any other person that we will achieve the future plans, estimates or expectations contained in this Quarterly Report. You should specifically consider the factors identified in this Quarterly Report that could cause actual results to differ. In addition, there are or will be important factors that could cause our actual results to differ materially from those in the forward-looking statements. We believe these factors include, but are not limited to, those identified in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), in this Quarterly Report, and in similar disclosures made by us from time to time in our other filings with the SEC. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict these new risks or uncertainties, nor can it assess the impact, if any, that any such risks or uncertainties may have on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those projected in any forward-looking statement. Accordingly, the risks and uncertainties to which we are subject can be expected to change over time, and we undertake no obligation to update publicly or review the risks or uncertainties described in this Quarterly Report. We also undertake no obligation to update publicly or review any of the forward-looking statements made in this Quarterly Report, whether as a result of new information, future developments or otherwise. If one or more of the risks or uncertainties referred to in this Quarterly Report materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we have projected. We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
     We urge you to review and consider the various disclosures made by us in this Quarterly Report, and those detailed from time to time in our filings with the SEC, that attempt to advise you of the risks and factors that may affect our future results.
     KEFLEX, KEFLEX 250 MG, KEFLEX 500 MG, KEFLEX 750 MG, MiddleBrook, MiddleBrook Pharmaceuticals (stylized), MiddleBrook Pharmaceuticals, Inc., M1 (stylized), MOX-10, MOXAKIT, MOXATAG1 (stylized), MOXATAG, MOXATEN, MOX-PAK, MOXPAK and PULSYS are our trademarks and have been registered in the U.S. Patent and Trademark Office or are the subject of pending U.S. trademarks applications. Each of the other trademarks, tradenames, or service marks appearing in this document belongs to the respective holder, as used herein, except as otherwise indicated by the context, references to “we,” “us,” “our,” “MiddleBrook,” or the “Company,” refer to MiddleBrook Pharmaceuticals, Inc., and its subsidiaries.

~3~

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MIDDLEBROOK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,966,795	$30,519,879
Marketable securities	23,462,512	44,242,056
Accounts receivable, net	9,501,010	426,138
Inventories, net	2,359,578	334,739
Prepaid expenses and other current assets	3,074,323	2,637,806

Total current assets	70,364,218	78,160,618
Property and equipment, net	8,624,273	4,191,605
Restricted cash	872,180	872,180
Deposits and other assets	569,848	523,230
Intangible assets, net	11,198,924	11,445,183

Total assets	$91,629,443	$95,192,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,471,181	$2,992,915
Accrued expenses and other current liabilities	9,827,836	6,141,656

Total current liabilities	12,299,017	9,134,571
Deferred contract revenue	11,625,000	11,625,000
Deferred rent and credit on lease concession	172,369	173,779
Other long-term liabilities	4,980,712	2,328,966

Total liabilities	29,077,098	23,262,316

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, no shares issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 225,000,000 shares authorized, 86,440,194 and 86,433,194 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	864,402	864,332
Capital in excess of par value	308,540,724	307,704,865
Accumulated deficit	(246,920,091)	(236,914,648)
Accumulated other comprehensive income	67,310	275,951

Total stockholders’ equity	62,552,345	71,930,500

Total liabilities and stockholders’ equity	$91,629,443	$95,192,816

The accompanying notes are an integral part of these consolidated financial statements.

~4~

MIDDLEBROOK PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Product sales	$8,968,442	$2,394,010

Costs and expenses:
Cost of product sales	756,955	621,440
Research and development	1,858,945	3,727,859
Selling, general and administrative	16,471,018	4,753,326

Total costs and expenses	19,086,918	9,102,625

Loss from operations	(10,118,476)	(6,708,615)
Interest income	255,898	125,282
Interest expense	(10,932)	—
Warrant expense	—	(7,440,000)
Other expense	—	(19,074)

Loss before income taxes	$(9,873,510)	$(14,042,407)
Income taxes	131,933	—

Net loss	$(10,005,443)	$(14,042,407)
Loss attributable to noncontrolling interest	—	242,905

Net loss attributable to MiddleBrook Pharmaceuticals	$(10,005,443)	$(13,799,502)

Basic and diluted net loss per share attributable to MiddleBrook Pharmaceuticals common stockholders	$(0.12)	$(0.26)

Shares used in calculation of basic and diluted net loss per share	86,434,905	53,295,303

The accompanying notes are an integral part of these consolidated financial statements.

~5~

MIDDLEBROOK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(10,005,443)	$(14,042,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	729,478	940,635
Warrant expense	—	7,440,000
Stock-based compensation	829,419	537,735
Deferred rent and credit on lease concession	(1,410)	(26,667)
Amortization of discounts on marketable securities	(57,601)	—
Loss on disposal of fixed assets and existing facility	—	19,074
Noncash tax expense	131,933	—
Changes in:
Accounts receivable	(9,074,871)	(77,216)
Inventories	(2,024,839)	314,609
Prepaid expenses and other current assets	(560,842)	348,648
Deposits and other assets	(46,618)	42,641
Accounts payable	(521,734)	461,659
Accrued expenses and other liabilities	1,688,257	(923,332)

Net cash used in operating activities	(18,914,271)	(4,964,621)

Cash flows from investing activities:
Purchases of marketable securities	(187,625)	—
Sales and maturities of marketable securities	20,817,000	—
Purchases of property and equipment	(28,598)	—
Proceeds from sale of property and equipment	—	329,967

Net cash provided by investing activities	20,600,777	329,967

Cash flows from financing activities:
Principal payments on capital lease obligations	(246,100)	—
Proceeds from private placement of common stock, net of issue costs	—	19,915,002
Proceeds from exercise of common stock options	6,510	560,989
Proceeds from exercise of common stock warrants	—	163,982

Net cash (used in) provided by financing activities	(239,590)	20,639,973

Net increase in cash and cash equivalents	1,446,916	16,005,319
Cash and cash equivalents, beginning of period	30,519,879	1,951,715

Cash and cash equivalents, end of period	$31,966,795	$17,957,034

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,932	$—

Supplemental disclosure of noncash investing and financing transactions:
Capital lease obligations for leased vehicles	$4,897,615	$—

The accompanying notes are an integral part of these consolidated financial statements.

~6~

MIDDLEBROOK PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of MiddleBrook Pharmaceuticals, Inc. (“MiddleBrook” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K filed on March 13, 2009 with the Securities and Exchange Commission (“SEC”). The interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.
     The Company has experienced significant operating losses since its inception in 2000. As of March 31, 2009, the Company had an accumulated deficit of $246.9 million. The process of developing and commercializing the Company’s products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with the Company’s general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. In January 2008, the Company received approval for marketing from the U.S. Food and Drug Administration (“FDA”) for its lead product, MOXATAG (amoxicillin extended-release) Tablets, 775 mg, and began to market it on March 16, 2009. The Company has and will continue to incur significant expenses associated with the commercial launch of the product. To date, revenues recognized from KEFLEX (immediate-release cephalexin) products have been limited and have not been sufficient for the Company to achieve or sustain profitability. The Company expects to incur a loss from operations in 2009. The Company believes its existing cash resources will be sufficient to fund its operations at least into the second quarter of 2010 at its planned levels of research, development, sales and marketing activities, including the launch of MOXATAG, barring unforeseen developments.
     Subsequent to the FDA’s approval for marketing of MOXATAG in January 2008, the Company explored various strategic alternatives, including licensing or development arrangements, the sale of some or all of the Company’s assets, partnering or other collaboration agreements, or a merger or other strategic transaction. On July 1, 2008, the Company announced that it had concluded its review of strategic alternatives with an agreement for a $100 million equity investment in the Company by EGI-MBRK, L.L.C. (“EGI”), an affiliate of Equity Group Investments, L.L.C. The Company entered into a definitive securities purchase agreement with EGI for the sale of 30,303,030 shares of MiddleBrook common stock at $3.30 per share and a five-year warrant to purchase a total of 12,121,212 shares of common stock at an exercise price of $3.90 per share. The transaction (“EGI Transaction”) was subject to stockholder approval and closed on September 4, 2008. A portion of the proceeds received from EGI was used to repurchase those certain KEFLEX (immediate-release cephalexin) assets sold and assigned to two affiliates of Deerfield Management (“Deerfield”), Kef Pharmaceuticals, Inc. (“Kef”) and Lex Pharmaceuticals, Inc. (“Lex”) (collectively, Deerfield, Kef and Lex are hereinafter referred to as the “Deerfield Entities”) by purchasing all of the outstanding capital stock of both Kef and Lex. See Note 4, Noncontrolling Interest- Deerfield Transaction for more details of the transactions.
2. Summary of Significant Accounting Policies
Consolidation
     The condensed consolidated financial statements include the accounts of the Company, together with the accounts of Kef and Lex, two variable interest entities for which MiddleBrook was the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). Kef and Lex are legal entities that were formed in October 2007 by Deerfield which purchased certain non-PULSYS KEFLEX assets from the Company including KEFLEX product inventories in 2007. Additionally, the Company assigned certain intellectual property rights, solely relating to its existing, non-PULSYS KEFLEX business to the Deerfield Entities. See Note 4, Noncontrolling Interest — Deerfield Transaction for a discussion of the transaction. All significant intercompany accounts and transactions between MiddleBrook and the two variable interest entities, Kef and Lex, have been eliminated effective September 4, 2008. The Company repurchased the non-PULSYS KEFLEX assets from Deerfield on September 4, 2008 by purchasing all of the outstanding capital stock of both Kef and Lex pursuant to an agreement dated July 1, 2008 (the “Deerfield Agreement”), entered into with Deerfield and certain of its affiliates including Kef and Lex. After the repurchase of the non-PULSYS KEFLEX assets from the Deerfield Entities, the balances of the accounts remain fully consolidated as part of the Company.

~7~

Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
     Deferred contract revenue represents cash received in excess of revenue recognized. See Note 3, “Revenue and Deferred Revenue,” for discussion of deferred contract revenue related to the terminated collaboration with Par Pharmaceutical.
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
Cash and Cash Equivalents
     Cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate bonds. At March 31, 2009 and December 31, 2008, the Company maintained all of its cash and cash equivalents in three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such cash balances. At March 31, 2009 and December 31, 2008, the Company did not have any investments in auction-rate securities.
Restricted Cash
     In conjunction with the lease of its research and development facilities in Maryland, the Company provided the landlord with letters of credit which were collateralized with restricted cash deposits totaling $872,180 at March 31, 2009 and December 31, 2008 (see Note 16, Commitments and Contingencies). These deposits are recorded as noncurrent Restricted cash at March 31, 2009 and December 31, 2008.
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

~8~

Fair Value of Financial Instruments
     The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and marketable securities, approximate their fair values due to their short maturities.
Derivative Financial Instruments
     The Company has entered into foreign currency forward exchange contracts to hedge forecasted inventory and sample purchase transactions that are subject to foreign exchange exposure to either the euro or British pound sterling. These instruments are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 149 (“SFAS 133”) and are recorded in the consolidated balance sheet at fair value in either Prepaid assets and other current assets (for unrealized gains) or Accrued expenses and other current liabilities (for unrealized losses). In accordance with SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”) which became effective January 1, 2009, the Company expanded its disclosures associated with its use and accounting of derivative instruments. The adoption of SFAS 161 did not have an impact on the Company’s financial statements beyond the required expanded disclosures.
     For derivatives designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in Accumulated other comprehensive income and are recognized in the income statement when the hedged item affects earnings, through Cost of goods sold for inventory and Selling, general and administrative for samples. Ineffective portions of changes in the fair value of cash flow hedges would be recognized in Other expense. For foreign currency forward contracts under SFAS 133, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.
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
     The Company does not use derivatives for trading purposes and restricts all derivative transactions to those intended for hedging purposes.
     The Company had the following outstanding balances on foreign exchange forward contracts at the respective dates:

	Units of Foreign Currency
Foreign Currency	March 31, 2009	December 31, 2008
Euro	€1,688,185	€2,000,000
British pound sterling	£651,990	£1,000,000
     The fair value of these contracts is reported in the balance sheet as follows:

	Balance Sheet	Fair Value at	Fair Value at
	Location	3/31/09	12/31/08

Derivatives designated as hedging instruments under SFAS 133
Foreign Exchange Forward Contracts	Prepaid assets and other current assets	$91,956	$216,280
Foreign Exchange Forward Contracts	Accrued expenses and other current liabilities	35,043	26,562

Total derivatives designated as hedging instruments under SFAS 133		$56,913	$189,718

     For additional information on the fair value measurements of the derivative instruments and other financial instruments, see Note 17, Fair Value Measurements.

~9~

     For the periods ended March 31, 2009 and December 31, 2008, there were no amounts recognized in earnings due to ineffectiveness. Accumulated other comprehensive income as of March 31, 2009 included $34,866 of net unrealized gains on the contracts which is net of taxes of $22,047. As of December 31, 2008, accumulated comprehensive income included the net unrealized gains on the contracts of $116,224, net of taxes of $73,494.
Accounts Receivable
     Accounts receivable represent amounts due from trade customers for sales of pharmaceutical products. Allowances for estimated product discounts, chargebacks and wholesaler rebates are recorded as reductions to gross accounts receivable. Amounts due for returns and estimated rebates payable to third parties are included in Accrued expenses and other current liabilities.
Inventories
     Inventories consist of finished products purchased from third-party contract manufacturers and are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Reserves for obsolete or slow-moving inventory are recorded as reductions to inventory cost. The Company periodically reviews its product inventories on hand. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable.
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
     Property and equipment also includes the present value of the minimum lease payments for vehicles for the field sales force which are accounted for as capital leases. These assets are amortized over the length of the lease.
Intangible Assets
     Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The non-PULSYS KEFLEX assets are being amortized over 12 years to coincide with the expiry date of certain patents owned by the Company which it intends to utilize for KEFLEX PULSYS and certain acquired patents are amortized over 10 years. The Company does not have identifiable intangible assets with indefinite lives.
     The KEFLEX brand name and other intangible assets were acquired for marketing purposes, and the related amortization is charged to selling expense.
     Patents are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the patents. The Company periodically reviews the carrying value of patents to determine whether the carrying amount of the patent is recoverable. For the three months ended March 31, 2009, there were no adjustments to the carrying values of patents.
     The Company is amortizing the cost of the patent applications over a period of 10 years.
Impairment of Long-Lived Assets
     SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) establishes accounting standards for the impairment of long-lived assets and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) establishes accounting standards for the impairment of long-lived assets in connection with exiting an activity. The Company reviews its long-lived assets, including property and equipment and intangible assets included in the consolidated balance sheet, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized.

~10~

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
Leases — Operating
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
     For leased facilities where the Company has ceased using a portion or all of the space, the Company accrues a loss if the cost of the leased space is in excess of reasonably attainable rates for potential sublease income. In the year ended December 31, 2008, the Company accrued a loss of $3,320,351 for leased facility space no longer in use. The current portion of this loss is recorded in Accrued expenses and other current liabilities while the noncurrent portion is recorded in Other long-term liabilities. The expense was partially offset by the reversal of the deferred rent and lease concessions associated with the exited portion of the facilities that had previously been recorded. As of March 31, 2009, $1,033,091 was remaining in Accrued expenses and other current liabilities while $2,154,540 remains in Other long-term liabilities.
Leases — Capital
     The Company leases vehicles for its field sales force to assist them in performing their responsibilities to call on physicians and pharmacists. These vehicle leases are accounted for as capital leases. The Company has recorded an asset and an offsetting liability for the present value of the minimum lease payments at the inception of the lease. The asset is included within Property, plant and equipment and is being depreciated over the term of the leases. The liability is being reduced as the monthly payments are made, with a portion applied to the obligation and the balance recorded as interest expense. As of March 31, 2009, the remaining net asset is $4,641,189 and is included in Property, plant and equipment, net, and the associated liabilities include $1,815,017 in current liabilities and $2,826,172 in other long-term liabilities.
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
Warrant Liabilities
     Warrants may be classified as assets or liabilities (derivative accounting), temporary equity, or permanent equity, depending on the terms of the specific warrant agreement. Warrants are evaluated under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). If the instrument is not governed by SFAS 150, then it is reviewed to determine whether it meets the definition of a derivative under SFAS 133 or whether the warrant would meet the definition of equity under the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Financial instruments such as warrants that are classified as permanent or temporary equity are excluded from the definition of a derivative for purposes of SFAS 133. Financial instruments, including warrants, that are classified as assets or liabilities are considered derivatives under SFAS 133 and are marked to market at each reporting date, with the change in fair value recorded in the income statement.

~11~

     Based on a review of the provisions of its warrant agreements, the Company has determined that the 3,000,000 warrants it issued in November 2007 (the “Deerfield Warrants”) should be accounted for as liabilities and marked to market at each reporting date, while its remaining warrants should be classified as permanent equity. The Deerfield Warrants were repurchased as part of the EGI Transaction for $8,814,000. See Note 4, Noncontrolling Interest — Deerfield Transaction for additional information.
Registration Payment Arrangements
     The Company views a registration rights agreement containing a liquidated damages provision as a separate freestanding contract which has nominal value, and the Company has followed that accounting approach consistent with FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP No. EITF 00-19-2”). Under this approach, the registration rights agreement is accounted for separately from the financial instrument. Under FSP No. EITF 00-19-2, registration payment arrangements are measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Should the Company conclude that it is more likely than not that a liability for liquidated damages will occur, the Company would record the estimated cash value of the liquidated damages liability at that time.
Other Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” requires a full set of general-purpose financial statements to include the reporting of “comprehensive income.” Comprehensive income is composed of two components, net income and other comprehensive income, and is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and is presented in the consolidated statements of stockholders’ equity. Other comprehensive income consists of unrealized gains and losses on available-for-sale marketable securities and unrealized gains and losses on foreign exchange forward contracts.
     The following table presents the computation of comprehensive loss, net of tax, for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Net loss	$(10,005,443)	$(14,042,407)
Net unrealized investment losses, net of tax of $80,487	(127,283)	—
Net unrealized losses on forward contracts, net of tax of $51,446	(81,358)	—

Total comprehensive loss	$(10,214,084)	$(14,042,407)
Comprehensive loss attributable to noncontrolling interests	—	242,905

Comprehensive loss attributable to MiddleBrook Pharmaceuticals	$(10,214,084)	$(13,799,502)

Earnings Per Share
     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of potential common shares outstanding during the period, including outstanding stock options, is measured by the treasury stock method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company incurred net losses for the quarters ended March 31, 2009 and 2008, and accordingly, did not assume exercise of any of the Company’s outstanding stock options, or warrants, because to do so would be antidilutive.
     The following are the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	March 31,
(Number of Underlying Common Shares)	2009	2008
Stock options	16,464,034	5,152,782
Warrants	25,561,581	16,440,369

Total	42,025,615	21,593,151

~12~

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
     The Company sells its products to a limited number of pharmaceutical wholesalers and retailers, and all product sales occur in the United States. Long-lived assets, consisting of property and equipment, are located both in the United States and Ireland. Below is geographic information as of March 31, 2009:

		Long-Lived
Geographic Information	Product Sales	Assets
United States	$8,968,442	$6,542,010
Ireland	—	2,082,263

Total	$8,968,442	$8,624,273

Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which became effective for financial statements issued for fiscal years beginning on or after December 15, 2008. SFAS 141R established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in the business combination. SFAS 141R also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of SFAS 141R had no impact on the Company’s results of operations and financial condition and will be implemented prospectively, as circumstances require.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (“NCI”) and classified as a component of equity. The Statement also requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective beginning with the current fiscal year. The Company has adjusted the presentations and disclosures relating to the NCI in the three-month period ended March 31, 2008, as required by SFAS 160.
     In February 2008, the FASB issued a FASB Staff Position, or FSP, to defer the effective date of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, in order to provide the FASB additional time to consider the effect of certain implementation issues which had arisen from the application of SFAS 157 to these assets and liabilities. SFAS 157 defined fair value, established a framework for measuring fair value in accordance with GAAP, and expanded disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations and financial condition.
3. Revenue and Deferred Revenue
     Product Sales. The Company records revenue from sales of pharmaceutical products under the KEFLEX brand name as well as MOXATAG beginning in the first quarter of 2009. The Company’s largest customers are two large wholesalers of pharmaceutical products and one retailer. The two large wholesalers accounted for approximately 46.8% and 30.6% of the Company’s net revenues from product sales while the retailer accounted for approximately 11.3% during the three-month period ended March 31, 2009.
     Deferred Revenue: Collaboration with Par Pharmaceutical for Amoxicillin PULSYS. In May 2004, the Company entered into an agreement with Par Pharmaceutical (“Par”) to collaborate in the further development and commercialization of PULSYS-based amoxicillin products. Under the terms of the agreement, the Company conducted the development program, including the manufacture of clinical supplies and the conduct of clinical trials, and was responsible for obtaining regulatory approval for the product. The Company was to own the product trademark and was to manufacture or arrange for supplies of the product for commercial sales. Par was to be the sole distributor of the product. Both parties were to share commercialization expenses, including pre-marketing costs and promotion costs, on an equal basis. Operating profits from sales of the product were also to be shared on an equal basis. Under the agreement, the Company received an upfront fee of $5 million and a commitment from Par to fund all further development expenses. Development expenses incurred by the Company were to be partially funded by quarterly payments aggregating $28 million over the period of July 2004 through October 2005, of which up to $14 million would have been contingently refundable.

~13~

     On August 3, 2005, the Company was notified by Par that Par had decided to terminate the companies’ amoxicillin PULSYS collaboration agreement. After termination of the agreement, MiddleBrook received from Par the $4.75 million development funding quarterly payment due in July 2005 and expects no further payments under the collaboration. Under certain circumstances, the termination clauses of the agreement may entitle Par to receive a share of net profits, as categorized in the agreement, up to one-half of their cumulative $23,250,000 funding of the development costs of certain amoxicillin PULSYS products, should products covered by the agreement be successfully commercialized. Accordingly, in 2005, the Company retained deferred revenue of $11,625,000 related to the agreement, and accelerated the recognition into current revenue of the remaining balance of $2,375,000 of deferred reimbursement revenue.
4. Noncontrolling Interest — Deerfield Transaction
     On November 7, 2007, the Company entered into a series of agreements with Deerfield which provided for a potential capital raise of up to $10 million in cash in two potential closings. At the transaction’s first closing, the Company sold certain assets, including KEFLEX product inventories, and assigned certain intellectual property rights, relating only to its existing, non-PULSYS KEFLEX business, to two Deerfield affiliates, Kef and Lex. Under the terms of the agreement, $7.5 million was received by the Company on November 8, 2007 for the first closing, and the Company reimbursed Deerfield $0.5 million for transaction-related expenses. Pursuant to a consignment of those assets and license of those intellectual property rights back to the Company, the Company continued to operate its existing non-PULSYS KEFLEX business, subject to consignment and royalty payments to Deerfield of 20% of net sales, subject to a minimum quarterly payment of $0.4 million. In addition, the Company granted to Deerfield a six-year warrant to purchase 3 million shares of the Company’s common stock at $1.38, the closing market price on November 7, 2007. In accordance with the anti-dilution terms of the warrant, the exercise price was adjusted, effective January 28, 2008, to $1.34.
Variable Interest Entities and FIN 46R Consolidation
     In connection with the November 2007 transaction between Deerfield and the Company, Deerfield established two new legal entities, Kef and Lex, to hold the KEFLEX tangible and intangible assets. Affiliates of Deerfield owned 100% of the voting interests in the two entities until the purchase of 100% of the stock of Kef and Lex by the Company in September 2008. In accordance with FIN 46R, Kef and Lex were determined to be variable interest entities and the Company was determined to be the primary beneficiary. Thus, the Company consolidated the financial condition and results of operations of Kef and Lex in accordance with FIN 46R. Accordingly, the loss of $242,905 attributable to the noncontrolling interest (the losses of Kef and Lex) for the three months ended March 31, 2008 has been deducted from the net loss in the consolidated statement of operations.
     Kef and Lex were acquired by the Company in connection with the EGI Transaction in September 2008. Therefore, Kef and Lex are fully consolidated in 2009 and there is no longer a noncontrolling interest in these entities. For a more detailed explanation of the transactions with Deerfield and EGI, refer to the Company’s 2008 Annual Report on Form 10-K filed on March 13, 2009.
5. Marketable Securities
     Marketable securities, including accrued interest, at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
Corporate debt securities	$4,639,038	$10,056	$—	$4,649,094
Government debt securities	18,582,888	39,410	—	18,622,298
Equity securities	187,625	3,495	—	191,120

Total marketable securities	$23,409,551	$52,961	$—	$23,462,512

~14~

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
Corporate debt securities	$11,331,289	$67,323	$—	$11,398,612
Government debt securities	32,650,037	193,407	—	32,843,444

Total marketable securities	$43,981,326	$260,730	$—	$44,242,056

     The above marketable debt securities consist of corporate and government agency bonds with contractual maturities less than six months. The Company classifies its investments in marketable securities as “available for sale” and records them at their fair value with any unrealized gains or losses reported in other comprehensive income. The Company did not realize any gains or losses on its investments during the periods ended March 31, 2009 and 2008. Any gain or losses to be recognized by the Company upon the sale of a marketable security are specifically identified by investment. The Company did not have any other-than-temporary declines in the fair value of its investments.
6. Accounts Receivable
     Accounts receivable, net, consists of the following:

	March 31	December 31,
	2009	2008
Accounts receivable for product sales, gross	$10,698,612	$805,693
Allowances for rebates, discounts and chargebacks	(1,197,602)	(379,555)

Accounts receivable for product sales, net	$9,501,010	$426,138

     The Company’s largest customers are large wholesalers of pharmaceutical products and retailers. Two of these large wholesalers and a retailer accounted for approximately 47.2%, 31.4% and 10.7%, respectively, of the Company’s accounts receivable for product sales as of March 31, 2009.
7. Inventories
     Inventories, net, consist of the following:

	March 31	December 31,
	2009	2008
Finished goods	$2,398,498	$373,659
Reserve for obsolete and slow-moving inventory	(38,920)	(38,920)

Inventories, net	$2,359,578	$334,739

     The Company periodically reviews its product inventories on hand. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable. There was no provision recorded for obsolete or slow-moving inventory during the three months ended March 31, 2009.
     There were no obsolete inventory stocks on hand at March 31, 2009 or December 31, 2008.
8. Prepaids and Other Current Assets
     Prepaid expenses and other current assets consist of the following:

	March 31	December 31,
	2009	2008
Prepaid samples	$1,440,050	$523,289
Prepaid insurance	625,449	824,501
FDA license fee	390,720	586,080
Prepaid Board fees	153,750	—
Forward contract unrealized gains	91,956	216,280
Deposits for sales training materials	—	295,363
Other prepaid expenses and other current assets	372,398	192,293

Prepaid expenses and other current assets	$3,074,323	$2,637,806

     The prepaid samples include physician samples for the MOXATAG and KEFLEX 750 mg products.

~15~

9. Property and Equipment
     Property and equipment consists of the following:

	Estimated Useful Life	March 31,	December 31,
	(Years)	2009	2008
Computer equipment	3	$725,176	$696,578
Furniture and fixtures	3-10	834,472	834,472
Equipment	3-10	3,472,908	3,472,908
Automobiles — capital leases	2.5 - 3.5	4,897,615	—
Leasehold improvements	Shorter of economic lives or lease term	9,239,394	9,239,394

Subtotal		19,169,565	14,243,352
Less — accumulated depreciation		(10,545,292)	(10,051,747)

Property and equipment, net		$8,624,273	$4,191,605

     The automobiles represent the net remaining balance associated with the capital leases on these assets. See Note 16, Commitments and Contingencies, for more detail.
10. Intangible Assets
     Intangible assets at March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
KEFLEX brand rights	$11,757,529	$(567,605)	$11,189,924
Patents acquired	120,000	(111,000)	9,000

Intangible assets	$11,877,529	$(678,605)	$11,198,924

	December 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
KEFLEX intangible assets	$11,757,529	$(324,346)	$11,433,183
Patents acquired	120,000	(108,000)	12,000

Intangible assets	$11,877,529	$(432,346)	$11,445,183

     Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The KEFLEX brand rights were being amortized over 10 years prior to September 4, 2008, and certain acquired patents are amortized over 10 years. Since the reacquisition of the non-PULSYS KEFLEX intangible assets from Deerfield on September 4, 2008, through purchasing all of the outstanding capital stock of the Kef and Lex, the assets are being amortized over 12 years, to coincide with patents associated with the PULSYS technology.
     Amortization expense for acquired intangible assets with definite lives was $246,259 and $289,419 for the three-month periods ended March 31, 2009 and 2008, respectively. For the year ending December 31, 2009 and for the next four years, annual amortization expense for acquired intangible assets is expected to be approximately $1.0 million per year.

~16~

11. Accrued Expenses
     Accrued expenses consist of the following:

	March 31,	December 31,
	2009	2008
Product returns	$1,912,295	$1,320,975
Capital leases — automobiles	1,815,017	—
Bonus	1,099,283	446,707
Accrued loss on lease facility-current	1,033,091	1,286,416
Check and coupon redemptions	863,928	122,091
Research and development expenses	283,372	621,212
Professional fees	272,172	607,188
Sales and marketing expense	221,980	228,814
Insurance and benefits	193,417	150,231
Product royalties	113,972	315,053
Severance — current portion	38,931	336,991
Other expenses	1,980,378	705,978

Total accrued expenses	$9,827,836	$6,141,656

A rollforward of accrued severance — current portion for the three-month period ended March 31, 2009 follows:

	Balance at
	December 31,		Balance at
Accrued Severance	2008	Cash Paid	March 31, 2009
2008 Severance	$ 336,991	$ (298,060)	$ 38,931

12. Stock Option Plan
     The Company currently grants stock options under the Stock Incentive Plan (the “Plan”) and the New Hire Incentive Plan (the “New Hire Incentive Plan”). The number of shares authorized for issuance under these plans is 20,848,182.
     Options granted under the Plan may be incentive stock options or non-qualified stock options while options granted under the New Hire Incentive Plan may only be non-qualified stock options. Incentive stock options may only be granted to employees. The compensation committee of the Board of Directors determines the period over which options become exercisable. Options granted to employees and consultants normally vest over a 4-year period. Options granted to directors, upon their initial appointment or election, vest monthly over 36 months. Annual director grants vest monthly over 12 months. Director grants are exercisable on the date of grant but are restricted, subject to repurchase until vested. The exercise price of incentive stock options and non-qualified stock options is equal to the fair market value of the Company’s common stock at the close of the market on the business day preceding the date of grant. The term of all options outstanding is 10 years. As of March 31, 2009, there were 534,300 and 1,369,300 shares of common stock available for future option grants under the Plan and the New Hire Incentive Plan, respectively.
     The following table summarizes the activity of the Company’s stock option plan for the three months ended March 31, 2009:

	Number of	Weighted-Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Remaining Term	Value
Outstanding, December 31, 2008	15,759,794	$2.57
Granted	980,750	1.53
Exercised	(7,000)	0.93
Cancelled	(269,510)	2.97

Outstanding, March 31, 2009	16,464,034	$2.50	8.7	$423,964

Exercisable, March 31, 2009	3,923,540	$4.63	6.4	$154,868

     The total intrinsic value of options exercised during the three months ended March 31, 2009 was $3,105. Cash received by the Company upon the issuance of shares from option exercises was $6,510. The Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

~17~

     A summary of the Company’s nonvested options as of and for the three months ended March 31, 2009 is presented below:

	Number of	Weighted
	Nonvested Stock	Average Grant
	Options	Date Fair Value
Outstanding, December 31, 2008	12,060,906	$1.26
Granted	980,750	0.99
Vested	(133,570)	0.11
Forfeited	(248,424)	2.33

Outstanding, March 31, 2009	12,659,662	$1.23

13. Stock-Based Compensation
     The Company has recorded stock-based compensation expense for the grant of stock options to employees and to nonemployee consultants as follows:

	Three Months Ended March 31,
Stock-based Compensation Expense:	2009	2008
Employees:
SFAS 123R fair-value method	$780,916	$469,586
Nonemployees:
Amortization and re-measurement of variable stock-based compensation	48,503	68,149

Total	$829,419	$537,735

	Three Months Ended March 31,
Included in Income Statement Captions as follows:	2009	2008
Research and development expense	$30,505	$216,887
Selling, general and administrative expense	798,914	320,848

Total	$829,419	$537,735

     The weighted average fair value of options granted to employees during the three months ended March 31, 2009 and 2008 was $0.99 and $2.06 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for grants in 2009 and 2008:

	March 31,
	2009	2008
Expected term (in years)	4.0	6.25
Risk-free interest rate	1.91%	2.69%
Volatility	90.0%	73.0%
Dividend yield	0%	0%
     The Company estimates the expected term of share-based awards granted subsequent to January 1, 2006 utilizing many factors including historical experience, vesting period of awards, expected volatility and employee demographics. During 2008, the Company reviewed its estimates and lowered the expected term to 4.0 years, equal to the length of the vesting periods for most option grants. The Company plans to continue to refine its estimate of expected term in the future as it obtains more historical data. Previously, the Company elected to determine the expected term of share-based awards granted subsequent to January 1, 2006 using the transition approach provided by SEC Staff Accounting Bulletin No. 107, under which an expected term of 6.25 years may be used for four-year grants with a ten-year contractual term. A shorter expected term would result in lower compensation expense.
     To estimate expected future volatility, the Company uses its historical volatility over a period equal to its estimated expected term of options adjusted for certain unusual, one day fluctuations. The Company has no implied volatility data since it has no publicly traded options or other financial instruments from which implied volatility can be derived. As of December 2008, the Company has changed its volatility from 75% to 90%. Historically, the Company has based its estimate of expected future volatility upon a combination of its historical volatility together with the average of volatility rates of comparable public companies. Using a higher volatility input to the Black-Scholes model would result in a higher compensation expense.

~18~

     The risk-free rate is based on U.S. Treasury yields in effect at the time of grant corresponding with the expected term of the options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.
     Nonemployees. The Company has recorded stock-based compensation expense for options granted to nonemployees, including consultants, Scientific Advisory Board members and contract sales representatives based on the fair value of the equity instruments issued. Stock-based compensation for options granted to non employees is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company recognizes an expense for such options throughout the performance period as the services are provided by the nonemployees, based on the fair value of the options at each reporting period. The options are valued using the Black-Scholes option pricing model. For graded-vesting options, a final measurement date occurs as each tranche vests.
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
15. Income Taxes
     As required by SFAS 109, “Accounting for Income Taxes,” (“SFAS 109”), income tax expense or benefit for the year is allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income, and items charged or credited directly to shareholders equity. Pursuant to this intraperiod allocation requirement, $131,933 of tax expense has been allocated to the loss from continuing operations, and $131,933 of tax benefit has been allocated to the reduction of unrealized gains that were recorded in other comprehensive income due to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) and SFAS 133. The Company did not recorded any tax provision or benefit for the three month period ended March 31, 2008. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured at December 31, 2008 and March 31, 2009.
     The Company has federal and state net operating loss, federal research and experimentation tax credit and state tax credit carryforwards available to reduce future taxable income. Under the provisions of Sections 382 and 383 of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and research and experimentation tax credit carryforwards which can be utilized in future years. During 2001, 2005 and 2008, the Company may have experienced such ownership changes.
     The Company is primarily subject to U.S federal and Maryland state corporate income tax. All tax years from the Company’s inception in 2000 remain open to examination by U.S. federal and state authorities.
     The Company’s policy is to recognize interest related to income tax matters, if any, in interest expense and penalties related to income tax matters, if any, in operating expenses. As of January 1 and March 31, 2009, the Company had no accruals for interest or penalties related to income tax matters.
16. Commitments and Contingencies
Leases — Facilities
     In September 2008, the Company entered into a five-year lease for corporate office space in Westlake, Texas, which is renewable for one period of five consecutive years at the end of the original term. The Company took possession of the leased space during November 2008. In conjunction with the execution of the lease agreement, the Company provided the landlord with a deposit which was $353,409 as of March 31, 2009 and December 31, 2008. The lease includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments will be charged to expense on the straight-line method over the term of the lease (excluding renewal periods).

~19~

     In August 2002, the Company entered into a 10-year lease for its corporate, research and development facility in Germantown, Maryland, which is renewable for two periods of five consecutive years each at the end of the original term. The Company took possession of the lease space during 2003. In conjunction with the execution of the lease agreement, the Company provided the landlord with a letter of credit, which the Company collateralized with a restricted cash deposit in the amount of $566,180 at March 31, 2009 and December 31, 2008 (see Note 2, Summary of Significant Accounting Policies). The lease includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments will be charged to expense on the straight-line method over the term of the lease (excluding renewal periods). In 2004 and 2003, the Company received $87,078 and $830,010, respectively, in cash from the landlord in connection with the build-out of the facility. These amounts were recorded as deferred rent and are being amortized on a straight-line basis as a reduction to rent expense over the term of the lease.
     In August 2004, the Company leased additional space adjacent to its Germantown, Maryland, facility. This lease, which includes a rent holiday and scheduled rent increases annually over its term, is being charged to expense on a straight-line basis over the entire term of the lease, which expires May 31, 2013. In conjunction with the execution of the lease agreement, the Company provided the landlord with a letter of credit, which the Company collateralized with a restricted cash deposit in the amount of $306,000 at March 31, 2009 and December 31, 2008. (See Note 2, Summary of Significant Accounting Policies).
     The Company ceased the use of portions of the original Maryland lease during the fourth quarter of 2008. At that time, the Company accrued a loss for the cost of the leased space in excess of reasonably attainable sublease income in the amount of $1,794,518 which was partially offset by the reversal of deferred rent for the unused portion of the facility in the amount of $545,403. Additionally, portions of the adjacent facility had been abandoned during the third quarter of 2007 and the Company accrued a loss for the cost of the leased space in excess of potential sublease income at that time. Effective April 2008, another company leased approximately 40 percent of the facility directly from the landlord, with the landlord amending the Company’s lease to reflect a rent reduction for the amount of rent the landlord will receive each month from the other company. The Company remains contingently liable for the other company’s rental payments under a financial guarantee to the landlord. During 2008, the Company reassessed the original loss recorded during 2007 based upon updated potential sublease amounts and recorded an additional loss of $1,323,213, which is net of deferred rent amounts of $202,621.
     As of March 31, 2009, $1,033,091 of the sublease loss is included in Accrued expenses and other current liabilities and another $2,154,540 is included with Other long-term liabilities.
Capital Leases — Automobiles
     In connection with hiring a field sales force during the first quarter of 2009, the Company entered into leases under a master lease agreement in order to provide vehicles for the sales force to use while it is calling on physicians and pharmacists. These leases range in length from 30 to 40 months and include up to 75,000 miles. Based on the details of the leases, the Company is accounting for these leases as capital leases. As a result, the Company has recorded the present value of the minimum lease payments as an asset within property, plant and equipment with an offsetting liability split between current and long-term liabilities. The Company will amortize the value of the leases over the term of each lease and will allocate the lease payments between a reduction of the outstanding obligation and interest expense.
     As of March 31, 2009, $4,641,189 is included in the net property, plant and equipment associated with the capital leases and the associated liabilities include $1,815,017 in current liabilities and $2,826,172 in other long-term liabilities.
Royalties
     In the event the Company is able to develop and commercialize a PULSYS-based KEFLEX product, another cephalexin product relying on the acquired NDAs, or other pharmaceutical products using the acquired trademarks, Eli Lilly and Company (“Eli Lilly”) will be entitled to royalties on these new products. In 2006, the Company launched its KEFLEX 750 mg product, which is covered by the agreement and is subject to a royalty on net sales, as defined, of 10 percent. Royalties are payable on a new product by new product basis for five years following the first commercial sale for each new product, up to a maximum aggregate royalty per calendar year. All royalty obligations with respect to any defined new product cease after the fifteenth anniversary of the first commercial sale of the first defined new product.

~20~

Legal Proceedings
     The Company is a party to legal proceedings and claims that arise during the ordinary course of business.
     In August 2007, Eli Lilly provided notice of a legal matter relating to KEFLEX to the Company. A product liability claim was filed by Jamie Kaye Moore against Eli Lilly, Teva Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on March 28, 2007. The claim alleged injury from ingestion of some form of KEFLEX/cephalexin. Lilly’s counsel has informed the Company that the matter has been resolved. Lilly is not currently requesting indemnification from the Company in connection with this case.
     In September 2008, Eli Lilly provided notice of a legal matter relating to KEFLEX to the Company. A product liability claim was filed by the Estate of Jackie D. Cooper against Eli Lilly, Mylan Inc., f/k/a Mylan Laboratories, Inc., Mylan Bertek Pharmaceuticals, Inc. and Mylan Pharmaceuticals, Inc. on August 7, 2008. The claim alleged injury from ingestion of some form of “Phenytoin” and/or “KEFLEX.” Lilly’s counsel has informed the Company that the parties to the action agreed to stipulate to the dismissal of Lilly. Lilly is not currently requesting indemnification from the Company in connection with this case.
17. Fair Value Measurements
     SFAS 157, “Fair Value Measurements,” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
     The following table summarizes the Company’s fair value measurements as of March 31, 2009 and December 31, 2008 for assets measured at fair value on a recurring basis.

	Fair Value Measurement at March 31, 2009
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)
Marketable debt securities	$—	$23,462,512	$—
Equity securities	191,120	—	—
Foreign exchange contracts	—	56,913	—

Total	$191,120	$23,519,425	$—

	Fair Value Measurement at December 31, 2008
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)
Marketable debt securities	$—	$44,242,056	$—
Foreign exchange contracts	—	189,718	—

Total	$—	$44,431,774	$—

18. Related Party Transactions
Deerfield Transaction
     On November 7, 2007, the Company entered into a series of agreements with Deerfield, a healthcare investment fund and one of the Company’s largest stockholders at that time. The agreements were terminated as of September 4, 2008. The transaction and related agreements are described in Note 4, Noncontrolling Interest — Deerfield Transaction.

~21~

Consulting Arrangements
     On October 17, 2008, the board appointed Lord James Blyth to the board and elected him its vice chairman. In connection with his new appointment, the Company entered into a consulting agreement with Lord Blyth. Pursuant to the consulting agreement, Lord Blyth will provide strategic guidance in late-stage development and commercialization of the Company’s research and development efforts. The term of the agreement is for 36 months from October 17, 2008. As compensation for his services under the consulting agreement, Lord Blyth received an option under the MiddleBrook Stock Incentive Plan to purchase 470,000 shares of the Company’s common stock with an exercise price of $1.34 per share, equal to the closing price of the Company’s common stock on the Nasdaq Global Market on October 16, 2008. The option will have a term of three years and vests 100% one month prior to the expiration of the consulting agreement. The board may accelerate the vesting, or terminate the consulting agreement prior to the vesting of the option, at any time in the board’s sole discretion based on a review of Lord Blyth’s contribution to the Company. Lord Blyth will not be eligible to participate in any benefit programs that the Company maintains for its employees. The Company will not reimburse Lord Blyth for any expenses except for reasonable travel expenses incurred in connection with his performance of his consulting services, unless otherwise agreed by the Company.

~22~

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Annual Report on Form 10-K as filed with the Securities and Exchange Commission, or SEC, on March 13, 2009. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed herein and in our 2008 Annual Report. See “Financial Information — Special Note Regarding Forward-Looking Statements.”
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
     Our near-term corporate strategy is to improve dosing regimens and frequency of dosing which we believe will result in improved patient dosing convenience and compliance for antibiotics that have been used and trusted for decades. Initially we are focused on developing PULSYS product candidates utilizing approved and marketed drugs such as amoxicillin and cephalexin. We currently have 26 U.S.-issued patents and five foreign patents covering our PULSYS technology which extend through 2020.
     Our lead PULSYS product, based on the antibiotic amoxicillin, received U.S. Food and Drug Administration, or FDA, approval for marketing on January 23, 2008, under the trade name MOXATAG (amoxicillin extended-release) Tablets, 775 mg. MOXATAG is the first and only FDA-approved once-daily amoxicillin. It is approved for the treatment of pharyngitis/tonsillitis secondary to Streptococcus pyogenes, commonly known as strep throat, for adults and pediatric patients age 12 and older. On March 16, 2009, our 271-member field sales force and 30 district sales managers began detailing MOXATAG to approximately 40,000 primary care physicians and 16,500 pharmacies to help educate them on the benefits of our MOXATAG product. We believe these primary care physicians have traditionally written most of the prescriptions for the antibiotic treatment of strep throat.
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
     We currently market certain drug products which do not utilize our PULSYS technology and which are not protected by any other patents. We acquired the U.S. rights to KEFLEX (Cephalexin, USP) capsules, the immediate-release brand of cephalexin, from Eli Lilly and Company, or Eli Lilly, in 2004. The asset purchase included the exclusive rights to manufacture, sell and market KEFLEX in the United States, including Puerto Rico, and the acquisition of the KEFLEX trademarks, technology and new drug applications supporting the approval of KEFLEX capsules and oral suspension. We currently sell our line of immediate-release KEFLEX products to wholesalers in capsule formulations, and received FDA marketing approval in May 2006 for two additional immediate-release KEFLEX strengths, 333 mg capsules and 750 mg capsules; however, we only market the 750 mg capsules, along with the previously approved 250 mg and 500 mg strength capsules. Previously, the Innovex division of Quintiles Transnational Corporation, or Innovex, provided us with a contract sales force for the promotion of KEFLEX 750 mg capsules. However, in November 2008, we terminated our agreement with Innovex and began to hire an internal dedicated 271-person field sales force to prepare for the nationwide launch of MOXATAG in March 2009.
General
     Our future operating results will depend largely on our ability to successfully commercialize our lead PULSYS product, MOXATAG, our ability to successfully commercialize our launched KEFLEX 750 mg product, and the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in our 2008 Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q.

~23~

Management Overview of the First Quarter of 2009
     The following is a summary of key events that occurred during the first quarter of 2009.
Launched MOXATAG, the First and Only FDA-Approved Once-Daily Amoxicillin on March 16, 2009
•	We launched MOXATAG (extended-release amoxicillin) Tablets, 775 mg, the first and only FDA-approved once-daily amoxicillin on March 16, 2009.

•	MOXATAG is approved for the treatment of pharyngitis/tonsillitis secondary to Streptococcus pyogenes in patients twelve years and older. MOXATAG is dosed once-daily at 775 mg, versus the current most commonly prescribed generic amoxicillin treatment regimen for pharyngitis/tonsillitis which is 500 mg three times per day according to the 2008 IMS Health National Disease and Therapeutic Index™.

•	There is no AB-rated generic for MOXATAG.

•	MOXATAG is the first product formulated with our proprietary PULSYS technology. PULSYS enables the pulsatile delivery, or delivery in rapid bursts, of amoxicillin from MOXATAG. Our PULSYS technology prolongs the release and absorption of amoxicillin from MOXATAG.
Nationwide Field Sales Force Hired
•	We hired a 271-person nationwide field sales force to educate health care professionals on the benefits of MOXATAG.

•	The territories have been structured to maximize the field sales force’s ability to detail approximately 40,000 primary care physicians who have traditionally written most the prescriptions for antibiotic treatment of strep throat, and pharmacists.

•	The field force will detail MOXATAG and KEFLEX, and distribute patient starter samples to physicians for both products.
Focus for Remainder of 2009
     Our primary focus for 2009 continues to be the commercial launch of our MOXATAG product, along with the continued commercialization of our KEFLEX 750 mg capsules. We also need to continue to preserve cash prior to achieving commercial profitability and sustainable operating cash.
     We also intend to work toward validating additional active pharmaceutical ingredient providers for our products and a new third-party manufacturer for our KEFLEX products.
     We continue to evaluate the extent of work to be performed on the KEFLEX PULSYS product candidate based upon our financial resources and the successful commercialization of MOXATAG. The design of the Phase III clinical trial is on-going as we plan to gain agreement with the FDA on the trial’s protocol, prior to enrollment which we plan in early 2010.
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

~24~

Revenue Recognition
     We recognize revenue for the sale of pharmaceutical products and for payments received, if any, under collaboration agreements for licensing, milestones, and reimbursement of development costs as follows:
     Product Sales. Revenue from product sales, net of estimated provisions, is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably probable. Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel and retailers. Provisions for sales discounts and estimates for chargebacks, service fees, rebates, and product returns are established as a reduction of product sales revenue at the time revenues are recognized, based on historical experience adjusted to reflect known changes in the factors that impact these reserves.
     During the first quarter of 2009, we launched our once-a-day amoxicillin product, MOXATAG. Our MOXATAG customers are almost identical to those that purchase our KEFLEX product. With the exception of special payment terms associated with initial orders of MOXATAG, as we commercially launched the product, we have similar commercial terms with customers for our products and are aware of the number of bottles that we have shipped into the channel for MOXATAG. Therefore, we have utilized much of our experience with KEFLEX in order to estimate our provisions associated with sales of MOXATAG. We will continue to monitor our estimates and assumptions to determine if a different pattern emerges with MOXATAG and will adjust our provisions accordingly in the period the change is made.
     Product Returns. In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date, which for our MOXATAG and KEFLEX products is typically three years from the date of manufacture. Our return policy typically allows product returns for products within an eighteen-month window, which begins six months prior to the expiration date and continues up to twelve months after the expiration date.
     As of March 31, 2009 and December 31, 2008, the liability for product returns was $1.9 million and $1.3 million, respectively, and was recorded within Accrued expenses and other current liabilities on our consolidated balance sheet. The increased liability balance is the result of increased sales in 2009 compared to 2008, associated with the launch of MOXATAG. We estimate the level of sales which will ultimately be returned pursuant to our return policy and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues.
     Our estimates take into consideration historical returns of our products, estimated product in the trade channel, remaining time until expiration and our future expectations. We periodically review the reserves established for returns and adjust the reserves and estimates based on actual experience. The amount of actual product returns could be either higher or lower than the amounts accrued by us. Changes in our estimates would be recorded in the income statement in the period of the change. If we over or under estimate the quantity of product which will ultimately be returned, there may be a material impact to our financial statements. Based on historical experience, we have estimated and accrued approximately 6% of gross product sales for KEFLEX 750 mg and 7% for all other KEFLEX strengths to cover future product returns. We have based our estimates for MOXATAG on the returns history of KEFLEX 750 mg. Changing the accrual rates by one percentage point would result in an approximate $294,000 impact to our financial results by increasing or decreasing net sales. We have not had reason to make any material changes to the assumptions utilized in our returns estimate.
     Distribution Service Fees. Consistent with industry practice, we enter into distribution and inventory management agreements with our key wholesalers to provide incentives to effectively manage channel inventory and provide timely and accurate data with respect to inventory levels and data regarding sales activity.
     The distribution service fees paid to each wholesaler are based on agreements and are unique to each wholesaler. Therefore, the reserve fluctuates based on the product mix and sales levels to each wholesaler. As of March 31, 2009 and December 31, 2008, the reserves for distribution service fees related to agreements with wholesalers were approximately $672,000 and $266,000, respectively, and were recorded as a reduction of gross accounts receivable. The increased reserve balance compared to the prior year is the result of the launch of MOXATAG during the first quarter combined with the timing of the deductions taken by wholesalers. The reserve is calculated and recorded as a reduction of gross sales at the time the product is sold but the deduction is taken by the wholesaler against a future payment. Based on the unique formula to record these fees for each wholesaler, there have been minimal adjustments to these balances.

~25~

     Chargebacks and Rebates. Chargebacks and rebates represent the difference between the prices at which we sell our products to wholesalers and the sales price ultimately paid under fixed price contracts by third-party payers, including governmental agencies. We record an estimate at the time of sale of the amount to be charged back to us or rebated to the end user.
     As of March 31, 2009 and December 31, 2008, reserves for chargebacks were approximately $314,000 and $97,000, respectively, and recorded as a reduction of gross accounts receivable. The reserves for Medicaid rebates were approximately $168,000 and $67,000, respectively, for the same periods and were recorded within Accrued expenses and other current liabilities. The increases in the reserve balances compared to prior year are driven by the launch of MOXATAG during the first quarter of 2009, combined with the timing of payment and deductions taken against the reserves.
     We have recorded reserves for chargebacks and rebates based upon various factors, including current contract prices, historical trends, estimated channel inventory levels and our future expectations. The amount of actual chargebacks and rebates claimed could be either higher or lower than the amounts we have accrued. Changes in our estimates would be recorded in our income statement in the period of the change. The accrual rates for chargebacks and rebates are more predictable than for product returns due to the amount of the chargeback or rebate generally being based on contracted dollar amounts or percentages. Additionally, chargebacks and Medicaid rebates are typically accrued and paid out or deducted by customers within one to three fiscal quarters compared to product returns which could take up to three years subsequent to the date of sale. As a result of the more predictable nature of chargebacks and Medicaid rebates, we do not believe that the actual amounts claimed will be materially different than the amounts previously accrued and reflected in our financial statements.
     Other Sales Allowances and Reserves. We also record other sales allowances and reserves that reduce our gross product revenue. These allowances and reserves include cash discounts, coupon and check redemption estimates and pricing discounts. Cash discounts are for prompt payments from customers and are estimated based on customer payment terms and historical experience. Cash discount reserves are recorded as an allowance against accounts receivable. Coupon and check redemptions are based on the specific terms of the coupon or check and timing and quantity of distribution combined with historical redemption rates. The reserve for coupon redemption is recorded as a liability within Accrued expenses and other current liabilities. In connection with the launch of MOXATAG, we distributed checks to physicians to give to patients with the prescription in order to help offset the cost of the co-pay. We reviewed the redemption rates of the first couple of weeks of the program compared to prescriptions filled during the same period to assist in determining the appropriate redemption rate for this program. Pricing discounts are based on the specific terms of each discount and are recorded at the time of the sale of such discounted product.
     The following table shows the balances of liabilities and accounts receivable valuation accounts resulting from sales reserves and allowances at each balance sheet date:

	March 31,	December 31,
	2009	2008
Product returns	$1,912,000	$1,321,000
Coupons and checks (3)	864,000	122,000
Rebates and other	168,000	67,000

Accrued returns, rebates and other(1)	2,944,000	1,510,000

Distribution service fees(2)	672,000	266,000
Chargebacks(2)	314,000	97,000
Cash discounts(2)	211,000	16,000

(1)	Accrued returns, rebates and other are reported within Accrued expenses and other current liabilities on the consolidated balance sheet.

(2)	Distribution fees, chargebacks and cash discounts are reported as valuation allowances against accounts receivable on the consolidated balance sheet.

(3)	The coupons and checks balance as of March 31, 2009 includes a liability for a check program associated with the launch of MOXATAG. The liability is recorded when we distribute the checks to the field force for distribution to the physicians.

~ 26 ~

The following table summarizes the activity of accrued returns, distribution fees, chargebacks and other sales allowances:

						Rebates and	Total Accrued Sales
	Product Returns	Distribution Service Fees	Chargebacks	Cash Discounts	Coupons and Checks	Other Sales Allowances	Reserves & Allowances
Balance at December 31, 2008	$1,321,000	$266,100	$97,300	$16,100	$122,000	$67,000	$1,889,500
Provision made for sales during period	727,000	665,900	242,000	242,000	838,000	120,000	2,834,900
Provision/(benefit) for sales in prior periods	—	(100,000)	—	—	—	—	(100,000)

Payments/credits	(136,000)	(160,000)	(25,300)	(47,100)	(96,000)	(19,000)	(483,400)

Balance at March 31, 2009	$1,912,000	$672,000	$314,000	$211,000	$864,000	$168,000	$4,141,000

Inventories
     Inventory is stated at the lower of cost or market with cost determined under the first-in, first-out method. Inventory consists of MOXATAG tablets and KEFLEX finished capsules. We purchase all of our products from third-party manufacturers only at the completion of the manufacturing process, and accordingly have no raw material or work-in-process inventories. At least on a quarterly basis, we review our inventory levels and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable.
Foreign Currency Forward Exchange Contracts
     We have entered into foreign currency forward exchange contracts to hedge forecasted inventory and sample purchase transactions that are subject to foreign exchange exposure to either the euro or British pound sterling. These instruments are designated as cash flow hedges in accordance with Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 149, or SFAS 133, and are recorded in our consolidated balance sheet at fair value in either Prepaid assets and other current assets (for unrealized gains) or Accrued expenses and other current liabilities (for unrealized losses).
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
Intangible Assets
     Acquired Intangible Assets. We acquired the U.S. rights to the KEFLEX brand of cephalexin in 2004. During November 2007, we sold these rights to Deerfield Management, or Deerfield, and then reacquired them in September 2008. We may acquire additional pharmaceutical products in the future that include license agreements, product rights and other identifiable intangible assets. When intangible assets are acquired, we review and identify the individual intangible assets acquired and record them based on relative fair values. Each identifiable intangible asset is then reviewed to determine if it has a definite life or indefinite life, and definite-lived intangible assets are amortized over their estimated useful lives.
     Impairment. We assess the impairment of identifiable intangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Some important factors that could trigger an impairment review include significant underperformance compared to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of these factors, we first perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

~ 27 ~

Accrued Expenses
     As part of the process of preparing financial statements, we are required to estimate accrued expenses for services performed and liabilities incurred. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated accrued expenses for services include professional service fees, such as lawyers and accountants, contract service fees, such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees paid to our former contract sales organization, and fees paid to contract manufacturers in conjunction with the production of clinical materials. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often judgmental. We make these judgments based upon the facts and circumstances known to us in accordance with GAAP. We also make estimates for other liabilities incurred, including health insurance costs for our employees. We used to be self-insured for claims made under our health insurance program and recorded an estimate at the end of a period for claims not yet reported. Our risk exposure under the self-insurance program is limited, as claims over a maximum amount are covered by an aggregate stop loss insurance policy.
Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” or SFAS 123R. We adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense under the Statement on a prospective basis only. Accordingly, prior period financial statements have not been restated. Under this transition method, stock-based compensation cost for the three month periods ended March 31, 2009 and 2008, includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the fair value provisions of SFAS 123R.
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
•	We estimate the expected term of share-based awards granted subsequent to January 1, 2006 utilizing many factors including historical experience, vesting period of awards, expected volatility and employee demographics. Based on these factors, as of December 31, 2008, we have estimated the expected term to be 4.0 years, equal to the length of the vesting periods for most option grants. Previously, we elected to determine the expected term of share-based award granted subsequent to January 1, 2006 using the transition approach proved by Staff Accounting Bulletin No. 107, under which an expected term of 6.25 years may be used for four-year grants with a ten-year contractual term. A shorter expected term would result in lower compensation expense. The expected term has not changed as of March 31, 2009.

~ 28 ~

•	To estimate expected future volatility, we use our historical volatility over a period equal to our estimated expected term of options adjusted for certain unusual, one day fluctuations. We have no implied volatility data since we have no publicly traded options or other financial instruments from which implied volatility can be derived. As of December 31, 2008, we changed our volatility from 75% to 90% based on the updated expected term and our adjusted historical volatility. Historically, we based our estimate of expected future volatility upon a combination of our historical volatility together with the average volatility rates of comparable public companies. Using a higher volatility input to the Black-Scholes model would result in a higher compensation expense. The expected future volatility has not changed as of March 31, 2009.

•	The risk-free rate is based on U.S. Treasury yields in effect at the time of grant corresponding with the expected term of the options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.
Income Taxes
     As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As required by SFAS 109, “Accounting for Income Taxes,” or SFAS 109, income tax expense or benefit for the year is allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income, and items charged or credited directly to shareholders equity. Pursuant to this intraperiod allocation requirement, $131,933 of tax expense has been allocated to the loss from continuing operations, and $131,933 of tax benefit has been allocated to the reduction of unrealized gains that were recorded in other comprehensive income due to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115, and SFAS 133. We did not recorded any tax provision or benefit for the three month period ended March 31, 2008. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured at December 31, 2008 and March 31, 2009.
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141R, which is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. SFAS 141R established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in the business combination. SFAS 141R also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of SFAS 141R did not have a material impact on our results of operations and financial condition, and will be implemented prospectively, as circumstances require.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” or SFAS 160. SFAS 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, or NCI, and classified as a component of equity. The Statement also required that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective beginning with the current fiscal year. We have adjusted the presentations and disclosures relating to the NCI in the three-month period ended March 31, 2008, as required by SFAS 160.
     In February 2008, the FASB issued a FASB Staff Position, or FSP, to defer the effective date of SFAS No. 157, “Fair Value Measurements,” or SFAS 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 in order to provide the FASB additional time to consider the effect of certain implementation issues which have arisen from the application of SFAS 157 to these assets and liabilities. SFAS 157 defined fair value, established a framework for measuring fair value in accordance with GAAP, and expanded disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on our results of operations and financial condition.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” or SFAS 161. SFAS 161 amended SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective as of January 1, 2009 and has been incorporated in this Quarterly Report on Form 10-Q.

~ 29 ~

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
MOXATAG (amoxicillin extended-release) Tablets, 775 mg
     On January 23, 2008, we received FDA approval of our New Drug Application, or NDA, for our amoxicillin PULSYS product, under the trade name MOXATAG (amoxicillin extended-release) Tablets, 775 mg. MOXATAG is a once-daily treatment for pharyngitis and/or tonsillitis secondary to Streptococcus pyogenes, more commonly known as strep throat, in adults and pediatric patients 12 years and older. MOXATAG is the first and only FDA-approved once-daily amoxicillin. According to prescription data from IMS Health, National Prescription Audit TM 2008 and National Disease and Therapeutic Index TM 2008, approximately 16.4 million adult and pediatric (age 12 and over) amoxicillin oral-solid prescriptions were written for pharyngitis/tonsillitis in the United States during 2008.
     MOXATAG’s once daily extended-release tablet consists of three components: one immediate-release and two delayed-release components. The three components are combined in a specific ratio to prolong the release of amoxicillin from MOXATAG compared to immediate-release amoxicillin.
     MOXATAG is intended to provide a lower treatment dose, once-daily alternative to currently approved penicillin and amoxicillin regimens for the treatment of adults and pediatric patients 12 years and older with tonsillitis and/or pharyngitis. Streptococcus pyogenes remains uniformly sensitive to penicillin and amoxicillin with no resistant strains reported. However, mechanisms of macrolide (e.g., Zithromax®) resistance for Streptococcus pyogenes are well-documented and resistant strains have been reported. Amoxicillin remains an appropriate first-line treatment for streptococcal pharyngitis and MOXATAG is approved as first-line therapy for this indication. We utilized our proprietary PULSYS delivery technology to develop MOXATAG.
     MOXATAG U.S. Market Opportunity. Amoxicillin is one of the most widely prescribed antibiotic drugs in the United States. We believe the market opportunity for a once-daily amoxicillin product is substantial, with approximately 16.4 million pharyngitis/tonsillitis prescriptions written for traditional multiple-times per day amoxicillin formulations in 2008, according to IMS Health, National Prescription Audit TM 2008.
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
     We believe MOXATAG will compete effectively in the tonsillitis/pharyngitis segment of the antibiotic market due to its once-daily dosing and favorable side effect profile. We also expect MOXATAG to compete most directly against generic amoxicillin therapies and against other common tonsillitis/pharyngitis therapies such as cephalosporins (e.g., Omnicef ® and Ceftin®), extended spectrum macrolides (e.g., Zithromax®), penicillin, quinolones (e.g., Levaquin® and Avelox®) and amoxicillin/clavulanate (e.g., Augmentin®). According to IMS Health, National Disease and Therapeutic Index TM 2008 and National Prescription Audit TM 2008 more than 24.1 million adult and pediatric solid and liquid prescriptions were written for strep throat in the United States in 2008.

~ 30 ~

     According to IMS Health, National Prescription AuditTM 2008, the most frequently prescribed pharyngitis treatment is 500 mg of amoxicillin three times daily for ten days, or 15 grams total over the course of therapy, and amoxicillin is the most commonly-mentioned antibiotic associated with the pharyngitis/tonsillitis diagnosis today. Our MOXATAG product for adults and pediatric patients 12 years and older is dosed 775 mg once-daily for ten days, for a total of 7.75 grams per course of therapy. Physicians prescribing MOXATAG are now able to provide the convenience of once-daily dosing, compared to the typical immediate-release amoxicillin therapy at a lower overall dose of approximately one-half the amount of amoxicillin.
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
     On June 30, 2004, we acquired the U.S. rights to 250 mg and 500 mg KEFLEX capsules, the immediate-release brand of cephalexin, from Eli Lilly for a purchase price of $11.2 million, including transaction costs. The asset purchase included the exclusive rights to manufacture, sell and market KEFLEX in the United States, including Puerto Rico. We also acquired KEFLEX trademarks, technology and NDAs supporting the approval of KEFLEX capsules and oral suspension. On December 9, 2004, we announced that we entered into a commercial supply agreement with Ceph International Corporation, a wholly owned subsidiary of Patheon’s MOVA Pharmaceutical Corporation, or Patheon, to secure a long-term supply for KEFLEX products. We were notified in late 2008 that Patheon would be closing its Puerto Rico site that manufactured our KEFLEX products, and reached an agreement requiring Patheon to manufacture enough KEFLEX to meet our commercial needs for approximately 18 months, prior to closing the facility. Pursuant to this agreement, we received our final order of KEFLEX from Patheon in February 2009. We are actively seeking a new third-party manufacturer for our KEFLEX products, but we cannot guarantee we will have a manufacturing site qualified by the FDA prior to selling all of our currently available KEFLEX inventory.
     On May 12, 2006, the FDA approved two new strengths of immediate-release KEFLEX capsules for marketing, 333 mg and 750 mg. We decided to focus our commercialization efforts solely on KEFLEX 750 mg capsules. We believe the KEFLEX 750 mg capsules allow physicians the flexibility to deliver higher doses of KEFLEX to achieve the desired daily dose with fewer capsules per day. In July 2006, we began promoting KEFLEX 750 mg capsules across the United States to targeted high-prescribing physicians through a dedicated national contract sales force (through Innovex) and MiddleBrook district sales managers. In 2007, the sales force was reduced from 75 sales representatives to 30 sales representatives. In November 2008, we terminated our agreement with Innovex, and we began hiring our own dedicated field sales force of 271 sales representatives and 30 district sales managers, in anticipation of our MOXATAG launch in March 2009. The cost of cancelling this agreement had a minimal impact on our financial statements. Our field sales force began detailing KEFLEX and MOXATAG on March 16, 2009. We market KEFLEX in the United States to healthcare practitioners, pharmacists, pharmaceutical wholesalers and retail pharmacy chains.
     In addition to our ongoing sales and marketing activities for our immediate-release KEFLEX products, we have initiated a research program with the goal of developing a once-a-day cephalexin product utilizing our proprietary PULSYS dosing technology. We are currently in the early stages of preparing for a Phase III clinical trial for this product candidate for the treatment of skin and skin structure infections. We will continue to evaluate the extent of work performed required for this product based upon our financial resources and assuming the successful commercialization of MOXATAG. In the event we are able to develop and commercialize a PULSYS-based KEFLEX product, other cephalexin products relying on the acquired NDAs, or other pharmaceutical products using the acquired trademarks, Eli Lilly will be entitled to royalties on these new products. A 10% royalty on net sales, as defined in the agreement, is payable on a new product by new product basis for five years following the first commercial sale for each new product, up to a maximum aggregate royalty per calendar year of $10.0 million. All royalty obligations with respect to the Eli Lilly agreement cease after the fifteenth anniversary of the first commercial sale of the first new product.

~ 31 ~

KEFLEX Agreements — Deerfield Transaction
     On November 7, 2007, we entered into a series of agreements with Deerfield which provided for a potential capital raise of up to $10 million in cash in two potential closings. At the transaction’s first closing, we sold certain assets, including KEFLEX product inventories, and assigned certain intellectual property rights, relating only to its existing, non-PULSYS KEFLEX business, to two Deerfield affiliates, Kef and Lex. Under the terms of the agreement, we received $7.5 million on November 8, 2007 for the first closing, and we reimbursed Deerfield $0.5 million for transaction-related expenses. Pursuant to a consignment of those assets and license of those intellectual property rights back to us, we continued to operate our existing non-PULSYS KEFLEX business, subject to consignment and royalty payments to Deerfield of 20% of net sales, subject to a minimum quarterly payment of $0.4 million. In addition, we granted to Deerfield a six-year warrant to purchase 3,000,000 shares of the our common stock at $1.38, the closing market price on November 7, 2007. In accordance with the anti-dilution terms of the warrant, the exercise price was adjusted, effective January 28, 2008, to $1.34.
Variable Interest Entities and FIN 46R Consolidation
     In connection with our November 2007 transaction with Deerfield, Deerfield established two new legal entities, Kef and Lex, to hold the KEFLEX tangible and intangible assets. Affiliates of Deerfield owned 100% of the voting interests in the two entities until we purchased 100% of the stock of Kef and Lex in September 2008. In accordance with FIN 46R, Kef and Lex were determined to be variable interest entities and we were determined to be the primary beneficiary. Thus, we consolidated the financial condition and results of operations of Kef and Lex in accordance with FIN 46R.
     For a more detailed explanation of the transactions with Deerfield and EGI, refer to our 2008 Annual Report on Form 10-K filed on March 13, 2009.
Our Product Pipeline
     We have two PULSYS product candidates in clinical development which are summarized in the table below. Our current focus is the commercialization of our approved products. However, we also intend to complete a limited amount of work in connection with preparing for a Phase III clinical trial for our KEFLEX (Cephalexin) PULSYS product candidate in 2009. Our Phase II trial, to evaluate various dosing regimens of our amoxicillin pediatric PULSYS sprinkle product candidate, is on hold pending the availability of adequate financial resources.
     A significant portion of our expenses may be related to research and development of investigational stage product candidates. In the event that we do not successfully commercialize MOXATAG and are unable to raise additional capital from other sources, we may not have sufficient resources to complete our development programs.

PULSYS Product		Targeted PULSYS
Candidate/Program	Key Indication(s)	Added Value	Program Status(1)(2)
KEFLEX (Cephalexin) — Adolescent & Adult	Skin and skin structure infections	Once-daily for 10 days	Preparing for Phase III

Pediatric Amoxicillin PULSYS — Sprinkle	Pharyngitis/tonsillitis	Shorter course of therapy, or once-daily	Plan to conduct Phase II (on-hold)

(1)	For an explanation of the terms Phase II and Phase III, please refer to Item 1. Business— “Government Regulation—New Drug Application Process” of our Annual Report on Form 10-K for the year ended December 31, 2008. Each of the product candidates above is discussed in more detail in the next section.

(2)	The timing of these development plans is dependent upon the availability of funds.
PULSYS Product Candidates
     We intend to develop the PULSYS technology-based drugs listed above and any that we may develop in the future, with the intention of incorporating one or more of the following therapeutic advantages:
•	once-a-day formulation;

•	shorter duration of therapy;

•	lower dose;

~ 32 ~

•	reduced side effect profile;

•	improved pediatric dosage form; and

•	combination product with superior efficacy over either drug alone.
Products that incorporate one or more of these attributes have the potential to provide increased convenience and possibly increased patient compliance.
     Our drug product candidates primarily represent improved versions of approved and marketed drugs, either delivered alone or in combination with other drugs. Because these existing drugs have already been approved for marketing by the FDA, we anticipate being able to rely, in part, on the FDA’s prior findings regarding the safety and/or efficacy of these existing drugs when seeking FDA approval of our PULSYS product candidates. For example, based on meetings with the FDA regarding the study program for MOXATAG, we filed our NDA via the 505(b)(2) regulatory pathway, which relied in part on the FDA’s prior findings regarding the safety and efficacy of amoxicillin. For a more detailed explanation of a 505(b)(2) application see Item 1. Business— “Government Regulation— 505(b)(2) Applications,” of our Annual Report on Form 10-K for the year ended December 31, 2008.
     KEFLEX (Cephalexin) PULSYS. We are developing a once-daily PULSYS version of KEFLEX, our first-generation oral cephalosporin antibiotic product. We are in the early stages of preparing for a Phase III clinical trial for our KEFLEX PULSYS product candidate, and we continue to evaluate the extent of work to be performed on this product based upon our financial resources and the successful commercialization of MOXATAG. Our intent is to develop a once-daily KEFLEX PULSYS product for skin and skin structure infections to increase patient convenience and compliance for cephalexin therapy. Cephalexin is the antibiotic most frequently prescribed by physicians for the treatment of skin and skin structure infections, and the most common dosing regimen is 500 mg three times per day for a period of ten days, according to IMS Health, National Disease and Therapeutic Index TM 2008. There is currently no FDA-approved once-daily cephalexin product, and we believe a once-daily version of KEFLEX PULSYS may represent a substantial market opportunity. In 2008, cephalexin, the active ingredient in KEFLEX, was the fourth most prescribed antibiotic in the United States, with approximately 22.0 million prescriptions according to IMS Health, National Prescription Audit TM 2008.
     We have completed a total of six KEFLEX PULSYS Phase I clinical studies, evaluating various formulations and components of a proposed PULSYS formulation dosed in more than 150 healthy volunteer subjects. Based on the results from our Phase I studies, we finalized the formulation development Phase I program for our KEFLEX PULSYS product candidate.
     We are in the early stages of preparing for a Phase III clinical trial for our KEFLEX PULSYS product candidate for the treatment of skin and skin structure infections in adults and adolescents due to susceptible Staphylococcus aureus and/or Streptococcus pyogenes. We expect to begin enrolling patients in our Phase III clinical trial in early 2010. The design of the clinical trial is on-going, and we plan to gain agreement with the FDA on the trial’s design prior to enrollment. Our work on this Phase III clinical trial is dependent on the availability of funds and the successful launch of MOXATAG. While we cannot predict the exact start or completion dates of this Phase III clinical trial, we would anticipate that the clinical trial and regulatory approval process, assuming a positive outcome and FDA approval of the clinical trial, should take approximately three years from the start of patient enrollment in the clinical trial. We refer to this product candidate as KEFLEX PULSYS, but there is no guarantee the FDA will accept or approve this name for use with the marketed product, if approved.
     Amoxicillin Pediatric PULSYS Sprinkle Program. In addition to our amoxicillin PULSYS formulation to treat pharyngitis in adults and pediatric patients age 12 and older (our FDA-approved MOXATAG), we have a product development candidate (a sprinkle formulation), intended for pediatric patients age two and older. Our pediatric PULSYS sprinkle product’s formulation is similar to MOXATAG; however, it is dosed in multiparticulate granules which can be sprinkled over food. Survey results from patients and caregivers utilizing our pediatric sprinkle product suggest that its convenience and transportability may be beneficial features of our sprinkle formulation. We believe the market opportunity for a pediatric strep throat product is substantial, as almost one-third of the strep throat market is believed to be represented by pediatric patients, according to IMS Health, National Prescription Audit TM 2008 and National Disease and Therapeutic Index TM 2008. In 2008, approximately 18.6 million prescriptions were written for pediatric amoxicillin, according to IMS Health, National Prescription Audit TM 2008. The further development of this pediatric PULSYS sprinkle product candidate is dependent upon the successful commercialization of MOXATAG and our having adequate financial resources available.

~ 33 ~

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
     Other Possible Pulsatile Product Candidates. Our current focus is on antibiotic product candidates that include amoxicillin and cephalexin. We have also identified additional product candidates that we believe could be developed with our pulsatile delivery technology. Furthermore, when we re-initiate our research and development efforts, additional or alternative compounds may be selected to replace or supplement the compounds described above. The timing of further development work on these candidates depends on the successful launch of MOXATAG, our financial and other resources, as well as our evaluation of these products’ commercial potential.
Research and Development Expenses
     Research and development expenses to develop our product candidates consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, development costs for contract manufacturing prior to FDA approval of products, costs of materials required to validate the manufacturing process and prepare for commercial launch, depreciation of capital resources used to develop our products, and other costs of facilities. We expense research and development costs as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments, assuming sufficient financial resources are available, in order to be in a position to realize the potential of our product candidates and proprietary technology.
     Summary of Product Development Initiatives. The following table summarizes our product development initiatives for the three month periods ended March 31, 2009 and 2008. Included in this table is the research and development expense recognized in connection with each product candidate currently in clinical development and all preclinical product candidates as a group.

	Three Months Ended		Clinical
	March 31,		Development
	2009	2008	Phase
Direct Project Costs(1)
MOXATAG(2)	$1,320,000	$1,883,000	Marketed
KEFLEX Product Development(3)	42,000	284,000	Preparing for Phase III
Other Product Candidates	20,000	3,000	Plan to conduct Phase II (on-hold)

Total Direct Project Costs	1,382,000	2,170,000

Indirect Project Costs(1)
Facility	144,000	640,000
Depreciation	41,000	589,000
Other Indirect Overhead	292,000	329,000

Total Indirect Project Costs	477,000	1,558,000

Total Research & Development Expense	$1,859,000	$3,728,000

~ 34 ~

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

(2)	On January 23, 2008, we received approval for marketing from the FDA of our amoxicillin PULSYS adult and pediatric patients age 12 and older product, with the trade name MOXATAG. We previously had an agreement under which Par Pharmaceutical was to be responsible for funding the anticipated future development costs of this product and our amoxicillin pediatric PULSYS sprinkle product candidate. Assuming availability of funds, we plan to conduct a Phase II clinical trial for our amoxicillin pediatric PULSYS sprinkle product candidate. See Our Product Pipeline — PULSYS Product Candidates — “Amoxicillin Pediatric PULSYS Sprinkle Program” above.

(3)	Direct Project Costs for KEFLEX product development include development costs for research and development costs for a once-a-day KEFLEX PULSYS product candidate. We are currently in the early stages of preparing for a Phase III clinical trial for our KEFLEX PULSYS product candidate.
Results of Operations
Three months ended March 31, 2009 compared to three months ended March 31, 2008
     Revenues. We recorded revenues from net product sales of $8,968,000 and $2,394,000 during the three-month periods ended March 31, 2009 and 2008, respectively.

	Three Months Ended March 31,
	2009	2008
MOXATAG 775 mg	$7,449,000	$—
KEFLEX 750 mg capsules	1,014,000	1,719,000
KEFLEX 250 mg and 500 mg capsules	505,000	675,000

Total	$8,968,000	$2,394,000

     We began to sell MOXATAG during the first quarter of 2009 in anticipation of the marketing launch on March 16, 2009. This initial quarter of sales represents initial quantities to distribute the product to pharmacy shelves.
     Sales of KEFLEX products decreased in the first quarter of 2009 as compared to 2008, primarily as the result of decreased sales force detailing. We terminated our agreement with our contract sales force provider, Innovex, during the fourth quarter of 2008 and did not begin to detail the product with our own internal field force until the middle of the first quarter of 2009. The reduced demand while we did not have a sales force resulted in fewer reorders during the first quarter of 2009.
     Cost of Product Sales. Cost of product sales represents the purchase cost of our MOXATAG and KEFLEX products sold, royalties on the KEFLEX 750 mg product, and any provisions recorded for slow-moving or excess inventory that is not expected to be sold prior to reaching expiration.

	Three Months Ended March 31,
	2009	2008
Product manufacturing costs	$643,000	$153,000
Royalty to Eli Lilly	114,000	189,000
Obsolescence provisions	—	279,000

Total	$757,000	$621,000

     Cost of product sales increased from $0.6 million in 2008 to $0.8 million in 2009, primarily as the result of additional cost of goods sold associated with our new product MOXATAG which was partially offset by obsolete inventory provisions of $0.3 million made in 2008 as estimates of the future saleability of certain inventory stocks were revised. Obsolescence provisions result from projections of future sales compared to inventory levels, and a determination that a portion of inventory may not be sold prior to expiration date. No additional inventory was considered slow-moving or obsolete as of March 31, 2009, so no additional provision was made during the quarter.
     Consignment and royalty payments we owed to Kef and Lex based on sales of all KEFLEX non-PULSYS products during the first quarter of 2008 were eliminated in the consolidated statement of operations in accordance with FIN 46R.

~ 35 ~

     Research and Development Expenses. Research and development expenses decreased $1.9 million, or approximately 50%, to $1.9 million for the three months ended March 31, 2009, from $3.7 million for the three months ended March 31, 2008. Research and development expenses consist of direct costs, which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies and manufacturing validation in advance of the commercial launch of MOXATAG. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.
     The following table discloses the components of research and development expenses reflecting our project expenses.

	Three Months Ended March 31,
Research and Development Expenses	2009	2008
Direct project costs:
Personnel, benefits and related costs	$779,000	$1,289,000
Stock-based compensation	31,000	217,000
Contract R&D, consultants, materials and other costs	572,000	664,000

Total direct project costs	1,382,000	2,170,000
Indirect project costs	477,000	1,558,000

Total	$1,859,000	$3,728,000

     Direct project costs for the first quarter of 2009 decreased by $0.8 million compared to the first quarter of 2008. The decrease is primarily attributable to an overall decrease in research and development personnel and projects resulting from a declining level of activity relating to development of MOXATAG manufacturing capacity at our contract manufacturer’s facility in Clonmel, Ireland, as development work at the site is nearly completed. The reduction in personnel-related costs is the function of lower headcount, primarily in research staff as we have focused our resources on commercialization of MOXATAG.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $11.7 million, or 246%, to $16.5 million for the three months ended March 31, 2009 from $4.8 million for the three months ended March 31, 2008.

	Three Months Ended March 31,
	2009	2008
Salaries, benefits and related costs	$6,856,000	$767,000
Stock-based compensation	799,000	321,000
Legal and consulting expenses	470,000	526,000
Other expenses	2,732,000	1,615,000
Marketing costs	5,445,000	467,000
Contract sales/selling expenses	169,000	1,057,000

Total	$16,471,000	$4,753,000

     Selling, general and administrative expenses consist of salaries and related costs for executive, sales, marketing and administrative personnel, selling and product distribution costs, professional fees and facility costs. Overall, costs increased $11.7 million primarily due to preparations for the commercial launch of MOXATAG. Subsequent to the change in management during the third quarter of 2008, we began to hire additional sales and marketing personnel including a 271-person field sales force during the first quarter of 2009. These activities drove the increase in personnel-related expenses, marketing expenses and travel-related costs. Additionally, we opened a corporate office in Westlake, Texas in the fourth quarter 2008 which resulted in increased facility expenses and travel between Texas and Maryland.
     Net Interest Income (Expense). Net interest income in the three months ended March 31, 2009 was $0.2 million which almost doubled compared to the three months ended March 31, 2008. The increase in interest income relates to interest income on increased balances in cash and short-term investments compared to the prior year period. The interest expense during the first quarter 2009 relates to the accounting for leased vehicles as capital leases which allocates a portion of the monthly payment to interest.

~ 36 ~

	Three Months Ended March 31,
	2009	2008
Interest income	$256,000	$125,000
Interest expense	(11,000)	—

Total, net	$245,000	$125,000

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
     We received a $1.0 million advance payment in 2005 from a potential buyer of our KEFLEX brand, which we recognized as income in 2006 as the sale was not completed and the amount was not refundable. In the second quarter of 2006, we received proceeds of $6.9 million from a term loan, net of costs and the payoff of existing debt. In November 2007, we sold certain of our KEFLEX assets in exchange for $7.5 million (less a $0.5 million payment to the purchaser to cover its expenses related to the transaction), while retaining the right to continue operating the KEFLEX business subject to certain royalty payments to the purchaser as well as the right to repurchase the assets at a future date at predetermined prices. These assets were re-purchased when we acquired Kef and Lex in September 2008. See Note 4, Noncontrolling Interest — Deerfield Transaction, of the consolidated financial statements for additional information.
     On July 1, 2008, we announced that we concluded our review of strategic alternatives with an agreement for a $100 million equity investment in us by EGI. The transaction closed, following stockholder approval, on September 4, 2008.
Cash and Marketable Securities
     At March 31, 2009, unrestricted cash, cash equivalents and marketable securities were $55.4 million compared to $74.8 million at December 31, 2008.

	March 31,	December 31,
	2009	2008
Cash and cash equivalents	$31,967,000	$30,520,000
Marketable securities	23,462,000	44,242,000

Total	$55,429,000	$74,762,000

     Our cash and cash equivalents are highly-liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities are highly-liquid investments and are classified as available-for-sale, as they can be utilized for current operations. Our investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/P1. We do not invest in auction rate securities. Due to our current liquidity needs, we do not anticipate holding any security with a maturity greater than 12 months, and at March 31, 2009 and December 31, 2008, we held no security with a maturity greater than 365 days from those dates.
     Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

~ 37 ~

Cash Flow
     The following table summarizes our sources and uses of cash and cash equivalents for the three-month periods ending March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
Net cash used in operating activities	$(18,914,000)	$(4,965,000)
Net cash provided by investing activities	20,601,000	330,000
Net cash (used in) provided by financing activities	(240,000)	20,640,000

Net increase in cash and cash equivalents	$1,447,000	$16,005,000

     Cash used in operating activities increased primarily as a result of activities associated with the launch of MOXATAG. Accounts receivable and inventory balances both increased significantly compared to the first quarter of 2008. Cash paid for employee-related costs increased significantly during the first quarter 2009 compared to first quarter 2008 as a result of the increased headcount in 2009. Cash paid to vendors in 2009 includes costs associated with the commercial launch of MOXATAG during the first quarter of this year.
     Cash provided by investing activities in 2009 consisted primarily of the maturity of marketable securities partially offset by purchases of marketable securities as well as equipment associated with the new Texas facility and the new employees. During the first quarter of 2008, the only investing activity was provided by the sale of equipment.
     Net cash used in financing activities during the first quarter 2009 consisted of payments associated with the capital leases for vehicles that were slightly offset by stock option exercises. Financing activities during the first quarter of 2008 had provided an increase to the cash balance. The cash was provided by a combination of a private placement of common stock during January 2008 that provided $19.9 million of net proceeds combined with higher proceeds from stock option and warrant exercises during the prior year quarter.
Prospective Information
     We expect to incur a loss from operations in 2009 and into 2010. We believe our existing cash resources will be sufficient to fund our operations at least into the second quarter of 2010 at our planned levels of research, development, sales and marketing activities, including the launch of MOXATAG, barring unforeseen developments.
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
     To minimize our cash requirements, we have continued our program of cost reductions including postponement of product development programs and elimination of other discretionary spending. Our net cash requirements for 2009 will depend on, among other things, the cash received from sales of MOXATAG and our existing non-PULSYS products (KEFLEX capsules in 250 mg, 500 mg and 750 mg strengths) and the cash expended for (1) cost of products sold, including royalties due to Eli Lilly on KEFLEX 750 mg net revenues, (2) research and development spending, (3) sales and marketing expenses for KEFLEX 750 mg and MOXATAG, and (4) general and administrative expenses. Our cash receipts and cash expenditures assumptions for 2009 include the following: (1) continuation of KEFLEX 750 mg monthly prescriptions at the current 12,000 to 25,000 prescriptions per month rate (end-user demand), which assumes no generic competitive product enters the market in 2009, (2) market acceptance of MOXATAG and associated end-user demand (more than half of 2009’s demand we anticipate occurring in the fourth quarter), (3) our internal sales force of 271 representatives and 30 district sales managers, (4) marketing costs associated with the commercial launch of MOXATAG, and (5) research and development programs for PULSYS product candidates, which are under evaluation and dependent on the successful commercialization of MOXATAG. We expect to incur a significant loss in 2009, as we expect that revenues from product sales will not be sufficient to fully fund our operating costs. These 2009 estimates are forward-looking statements that involve risks and uncertainties, and actual results could vary.

~ 38 ~

     We have experienced significant losses since our inception in 2000, and as of March 31, 2009, we had an accumulated deficit of $246.9 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for 2009 and into 2010. To date, the revenues we have recognized from our non-PULSYS products have been limited and have not been sufficient for us to achieve or sustain profitability. Our product revenues are unpredictable in the near term and may fluctuate due to many factors, many of which we cannot control, including the market acceptance of our products. If our products fail to achieve market acceptance, we would have lower product revenues which may increase our capital requirements.
     Our estimates of future capital requirements are uncertain and will depend on a number of factors, including the success of our commercialization of MOXATAG, the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, cash received from sales of our immediate-release KEFLEX products and our MOXATAG product, payments received or made under any future collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the acquisition of licenses for new products or compounds, the status of competitive products, the availability of financing and our or our potential partners’ success in developing markets for our product candidates. Changes in our commercialization plans, partnering activities, regulatory activities and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. Insufficient funds may require us to delay, scale back or eliminate some or all of our research, development or commercialization programs, or may adversely affect our ability to operate as a going concern.
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
Foreign Currency Risk
     Most of our trade payable transactions are conducted in U.S. dollars (“USD”), although purchases of our MOXATAG product are paid in euros (“EUR”) for finished goods and British pound sterling (“GBP”) for product samples. In order to manage the fluctuations in exchange rates between the USD and EUR and USD and GBP, we have entered into several foreign currency forward exchange contracts that lock in the exchange rate for which we will utilize USD to buy the foreign currency and therefore our inventory. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are marked-to-market with the resulting gains or losses reflected in other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next twelve months.
Item 4. Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2009, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

~ 39 ~

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     We are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business, except as discussed below.
     In August 2007, Eli Lilly and Company provided notice of a legal matter relating to KEFLEX to us. A product liability claim was filed by Jamie Kaye Moore against Eli Lilly, Teva Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on March 28, 2007. The claim alleged injury from ingestion of some form of KEFLEX/cephalexin. Lilly’s counsel has informed Middlebrook that the matter has been resolved. Lilly is not currently requesting indemnification from MiddleBrook in connection with this case.
     In September 2008, Eli Lilly and Company provided notice of a legal matter relating to KEFLEX to us. A product liability claim was filed by the Estate of Jackie D. Cooper against Eli Lilly, Mylan Inc., f/k/a Mylan Laboratories, Inc., Mylan Bertek Pharmaceuticals, Inc. and Mylan Pharmaceuticals, Inc. on August 7, 2008. The claim alleged injury from ingestion of some form of “Phenytoin” and/or “KEFLEX.” Lilly’s counsel has informed Middlebrook that the parties to the action agreed to stipulate to the dismissal of Lilly. Lilly is not currently requesting indemnification from MiddleBrook in connection with this case.
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.
ITEM 6. Exhibits

Exhibit	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

~ 40 ~

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBROOK PHARMACEUTICALS, INC.

Dated: May 11, 2009	/s/ JOHN THIEVON John Thievon
President and Chief Executive Officer

Dated: May 11, 2009	/s/ DAVID BECKER David Becker Executive Vice President, Chief Financial Officer

~ 41 ~

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

~ 42 ~