Form 10-Q
period 2009-06-30
MiddleBrook Pharmaceuticals, Inc.
filed 2009-08-06
CIK 1161924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to be submitted and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of July 31, 2009, 86,507,800 shares of common stock of the Registrant were outstanding.

MIDDLEBROOK PHARMACEUTICALS, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of the statements made under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Securities Act of 1933, that reflect our current plans, beliefs, estimates and views with respect to, among other things, future events and financial performance. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “potential,” “estimate,” “will,” “may,” “predict,” “should,” “could,” “would” and similar expressions. You should not place undue reliance on these forward-looking statements. The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including, but not limited to:
•	commercialization of MOXATAG and any decrease in sales of KEFLEX 750mg;

•	unsuccessful product development candidates;

•	our ability to meet our anticipated operating needs with our revenues, existing cash and our revolving line of credit and our ability to obtain additional financing;

•	current market conditions on our products and business;

•	our obligations related to product returns;

•	our reliance on third parties to provide use with the active pharmaceutical ingredients in our products and product candidates, and to perform certain aspects of the manufacturing and packaging of our products;

•	our ability to protect our intellectual property;

•	our reliance on and continued consolidation of our top customers and continued pricing pressures;

•	reimbursement of our products under managed care programs; and

•	our exposure to credit rate, interest rate and exchange rate risk;
as well as other risks and uncertainties identified in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”), and in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.
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
     KEFLEX, KEFLEX 250 MG, KEFLEX 500 MG, KEFLEX 750 MG, MiddleBrook, MiddleBrook Pharmaceuticals (stylized), MiddleBrook Pharmaceuticals, Inc., M1 (stylized), MOX-10, MOXAKIT, MOXATAG1 (stylized), MOXATAG, MOXATEN, MOX-PAK, MOXPAK and PULSYS are our trademarks and have been registered in the U.S. Patent and Trademark Office or are the subject of pending U.S. trademarks applications. Each of the other trademarks, tradenames, or service marks appearing in this document belongs to the respective holder. Except as otherwise indicated by the context, references to “we,” “us,” “our,” “MiddleBrook,” or the “Company,” refer to MiddleBrook Pharmaceuticals, Inc., and its subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MIDDLEBROOK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	June 30, 2009		December 31, 2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,405		$30,520
Marketable securities	5,142		44,242
Accounts receivable, net of allowances of $426 and $379	613		426
Inventories, net	2,223		335
Other current assets	3,899		2,638

Total current assets	51,282		78,161
Property and equipment, net	7,997		4,192
Other noncurrent assets	2,512		1,395
Intangible assets, net	10,953		11,445

Total assets	$72,744		$95,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,536		$2,993
Other current liabilities	10,794		6,141

Total current liabilities	12,330		9,134
Deferred contract revenue	11,625		11,625
Other long-term liabilities	4,837		2,503

Total liabilities	28,792		23,262

Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized, no shares issued or outstanding at June 30, 2009 and December 31, 2008	—		—
Common stock, $0.01 par value; 225,000 shares authorized, 86,503 and 86,433 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	865		864
Capital in excess of par value	309,510		307,705
Accumulated deficit	(266,506)		(236,914)
Accumulated other comprehensive income	83		276

Total stockholders’ equity	43,952		71,931

Total liabilities and stockholders’ equity	$72,744		$95,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Product sales	$2,148	$2,522	$11,117	$4,916

Costs and expenses:
Cost of product sales	279	374	1,036	996
Research and development	1,525	3,627	3,384	7,355
Selling, general and administrative	20,022	3,937	36,493	8,690

Total costs and expenses	21,826	7,938	40,913	17,041

Loss from operations	(19,678)	(5,416)	(29,796)	(12,125)
Interest income	75	90	330	215
Interest expense	(41)	—	(52)	—
Warrant expense	—	1,680	—	(5,760)
Other income (expense)	49	2	49	(17)

Loss before income taxes	$(19,595)	$(3,644)	$(29,469)	$(17,687)
Income taxes	(10)	—	122	—

Net loss	$(19,585)	$(3,644)	$(29,591)	$(17,687)
Loss (gain) attributable to noncontrolling interest	—	(63)	—	180

Net loss attributable to MiddleBrook Pharmaceuticals	$(19,585)	$(3,707)	$(29,591)	$(17,507)

Basic and diluted net loss per share attributable to MiddleBrook Pharmaceuticals common stockholders	$(0.23)	$(0.07)	$(0.34)	$(0.32)

Shares used in calculation of basic and diluted net loss per share	86,482	56,025	86,459	54,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(29,591)	$(17,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,664	1,842
Warrant expense	—	5,760
Stock-based compensation	1,735	792
Deferred rent and credit on lease concession	(3)	(187)
Amortization of premium (discounts) on marketable securities	(26)	(8)
Loss on fixed assets and facilities	966	17
Deferred tax expense	122	—
Changes in:
Accounts receivable	(187)	(16)
Inventories	(1,888)	232
Other current assets	(1,381)	(819)
Deposits and other assets	(117)	63
Accounts payable	(1,457)	(191)
Other liabilities	1,809	(269)

Net cash used in operating activities	(28,354)	(10,471)

Cash flows from investing activities:
Purchases of marketable securities	(5,206)	(2,364)
Sales and maturities of marketable securities	44,110	—
Purchases of property and equipment	(40)	—
Proceeds from sale of property and equipment	—	332
Change in restricted cash	(1,000)	—

Net cash provided by/(used in) investing activities	37,864	(2,032)

Cash flows from financing activities:
Principal payments on capital lease obligations	(696)	—
Proceeds from private placement of common stock, net of issue costs	—	19,915
Proceeds from exercise of common stock options	71	726
Proceeds from exercise of common stock warrants	—	164

Net cash (used in)/provided by financing activities	(625)	20,805

Net increase in cash and cash equivalents	8,885	8,302
Cash and cash equivalents, beginning of period	30,520	1,952

Cash and cash equivalents, end of period	$39,405	$10,254

Supplemental disclosure of cash flow information:
Cash paid for interest	$52	$—

Supplemental disclosure of noncash investing and financing transactions:
Capital lease obligations for leased vehicles	$4,947	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of MiddleBrook Pharmaceuticals, Inc. (“MiddleBrook” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed on March 13, 2009 with the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the Company’s financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.
     The Company has experienced significant operating losses since its inception in 2000. As of June 30, 2009, the Company had an accumulated deficit of $266.5 million. The process of developing and commercializing the Company’s products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with the Company’s general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. In January 2008, the Company received approval from the U.S. Food and Drug Administration (“FDA”) to market its lead product, MOXATAG (amoxicillin extended-release) Tablets, 775 mg, which it began to market on March 16, 2009. The Company has and will continue to incur significant expenses associated with the commercial launch of MOXATAG. To date, revenues recognized from KEFLEX (immediate-release cephalexin) products have been limited and have not been sufficient for the Company to achieve or sustain profitability. The Company expects to incur a loss from operations in 2009. The Company believes its existing cash resources and available borrowings under its revolving line of credit will be sufficient to fund its operations into the first quarter of 2010 at its planned levels of research, development, sales and marketing activities, including the commercialization of MOXATAG, barring unforeseen developments.
     The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its ability to successfully commercialize MOXATAG. Although the Company continues to pursue the commercialization, there is no assurance that it will be successful. If the commercialization of MOXATAG is not successful or the sales growth is slower than expected, the Company may seek to enter into arrangements with other parties to raise additional capital, which would dilute the ownership of its equity investors. The Company may also seek other sources of financing including additional debt. There can be no guarantee other financing will be available to the Company on acceptable terms or at all.
     The Company’s estimates of future capital requirements are uncertain and will depend on a number of factors, including the success of its commercialization of MOXATAG, the progress of its research and development of product candidates, the timing and outcome of regulatory approvals, cash received from sales of its immediate-release KEFLEX products and MOXATAG product, payments received or made under any future collaborative agreements, the costs involved in enforcing patent claims and other intellectual property rights, the acquisition of licenses for new products or compounds, the status of competitive products, the availability of financing and the Company’s or its potential partners’ success in developing markets for its product candidates. Changes in the Company’s commercialization and development plans, partnering activities, regulatory activities and other developments may increase its rate of spending and decrease the period of time its available resources will fund its operations. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research, development or commercialization programs, or may adversely affect the Company’s ability to operate as a going concern.
2. Summary of Significant Accounting Policies
Consolidation
     The condensed consolidated financial statements include the accounts of the Company, together with the accounts of Kef Pharmaceuticals, Inc. (“Kef”) and Lex Pharmaceuticals, Inc. (“Lex”), two variable interest entities for which MiddleBrook was the primary beneficiary, as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). Kef and Lex are legal entities that were formed in October 2007 by Deerfield Management (“Deerfield”), which purchased certain non-PULSYS KEFLEX assets from the Company, including KEFLEX product inventories, in 2007. See Note 4. Noncontrolling Interest — Deerfield Transaction for a discussion of the transaction. The Company repurchased the non-PULSYS KEFLEX assets from Deerfield on September 4, 2008 by purchasing all of the outstanding capital stock of both Kef and Lex pursuant to an agreement dated July 1, 2008 (the “Deerfield Agreement”), entered into with Deerfield and certain of its affiliates including Kef and Lex. All significant intercompany accounts and transactions between

MiddleBrook and the two variable interest entities, Kef and Lex, have been eliminated effective September 4, 2008. After the repurchase of the non-PULSYS KEFLEX assets from the Deerfield Entities, the balances of the accounts remain fully consolidated as part of the Company.
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
Derivative Financial Instruments
     The Company has entered into foreign currency forward exchange contracts to hedge forecasted inventory and sample purchase transactions that are subject to foreign exchange exposure to either the euro or British pound sterling. These instruments are designated as cash flow hedges in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137, No. 138 and No. 149,” (“SFAS 133”) and are recorded in the condensed consolidated balance sheet at fair value in either Other current assets (for unrealized gains) or Other current liabilities (for unrealized losses). In accordance with SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which became effective January 1, 2009, the Company expanded its disclosures associated with its use and accounting of derivative instruments. The adoption of SFAS 161 did not have an impact on the Company’s financial statements beyond the required expanded disclosures.
     For derivatives designated as cash flow hedges, the effective portions of the changes in the fair value of the derivative are recorded in Accumulated other comprehensive income and are recognized in the income statement when the hedged item affects earnings, through Cost of goods sold for inventory and Selling, general and administrative for samples. Ineffective portions of changes in the fair value of cash flow hedges are recognized in Other expense. For foreign currency forward contracts under SFAS 133, hedge effectiveness is measured by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.
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
     The Company had the following outstanding balances on foreign exchange forward contracts at the respective dates:

	Units of Foreign Currency
	(in thousands)
Foreign Currency	June 30, 2009	December 31, 2008
Euro	€847	€2,000
British pound sterling	£0	£1,000
The fair value of these contracts is reported in the balance sheet as follows:

	Balance Sheet	Fair Value at	Fair Value at
	Location	June 30, 2009	December 31, 2008
		(in thousands)

Derivatives designated as hedging instruments under SFAS 133
Foreign Exchange Forward Contracts	Other current assets	$111	$216
Foreign Exchange Forward Contracts	Other current liabilities	0	27

Total derivatives designated as hedging instruments under SFAS 133		$111	$189

     For additional information on the fair value measurements of the derivative instruments and other financial instruments, see Note 15. Fair Value Measurements.
     For both the three- and six-month periods ended June 30, 2009, the Company recognized $15,000 in Other expense due to hedge ineffectiveness. There were no amounts recognized for ineffectiveness for the three- and six-month periods ended June 30, 2008. Accumulated other comprehensive income as of June 30, 2009 included net unrealized gains on contracts of $59,000, net of taxes. As of December 31, 2008, Accumulated other comprehensive income included the net unrealized gains on the contracts of $116,000, net of taxes.
Accounts Receivable
     Accounts receivable represent amounts due from trade customers for sales of pharmaceutical products. Allowances for estimated product discounts, chargebacks and wholesaler rebates are recorded as reductions to gross accounts receivable. Amounts due for returns and estimated rebates payable to third parties are included in Other current liabilities.
Intangible Assets
     Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The non-PULSYS KEFLEX assets are being amortized over 12 years to coincide with the expiration date of certain patents owned by the Company that it intends to utilize for the KEFLEX PULSYS product candidate. Based on the FDA’s response to the Company’s Special Protocol Assessment (“SPA”) received on July 30, 2009, the Company has not gained agreement with the FDA regarding its non-inferiority design and planned analysis of the Phase III trial for its KEFLEX PULSYS product candidate as outlined in the SPA. Accordingly, the Company has delayed the Phase III trial pending the successful commercialization of MOXATAG, adequate financial resources and the FDA’s agreement with a revised study design. See Note 18. Subsequent Events for further information. The KEFLEX brand name and other intangible assets were acquired for marketing purposes, and the related amortization is charged to selling expense. The Company does not have identifiable intangible assets with indefinite lives.
Leases — Capital
     The Company leases vehicles for its field sales force to assist them in performing their responsibilities to call on physicians and pharmacists. These vehicle leases are accounted for as capital leases. The Company has recorded an asset and an offsetting liability for the present value of the minimum lease payments at the inception of the lease. The asset is included within Property and equipment, net and is depreciated over the term of the leases. The liability is reduced as the monthly payments are made, with a portion applied to the obligation and the balance recorded as interest expense. As of June 30, 2009, the remaining net asset is $4.2 million and is included in Property and equipment, net, and the associated liabilities include $1.8 million in Other current liabilities and $2.2 million in Other long-term liabilities.
Registration Payment Arrangements
     The Company views a registration rights agreement containing a liquidated damages provision as a separate freestanding contract that has nominal value, and the Company has followed that accounting approach consistent with FASB Staff Position (“FSP”) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP No. EITF 00-19-2”). Under this approach, the registration rights agreement is accounted for separately from the financial instrument. Under FSP No. EITF 00-19-2, registration payment arrangements are measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Should the Company conclude that it is more likely than not that a liability for liquidated damages will occur, the Company would record the estimated cash value of the liquidated damages liability at that time.
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
     Long-lived assets, consisting of property and equipment, are located both in the United States and Ireland. Below is geographic information as of June 30, 2009:

		Property and
Geographic Information	Product Sales	Equipment
	(in thousands)
United States	$11,117	$6,004
Ireland	—	1,993

Total	$11,117	$7,997

Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which became effective for financial statements issued for fiscal years beginning on or after December 15, 2008. SFAS 141R established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination. SFAS 141R also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of SFAS 141R had no impact on the Company’s results of operations and financial condition and will be implemented prospectively, as circumstances require.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (“NCI”) and classified as a component of equity. SFAS 160 also requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective beginning with the current fiscal year. The Company has adjusted the presentations and disclosures relating to NCI in the three- and six-month periods ended June 30, 2008, as required by SFAS 160.
     In February 2008, the FASB issued a FSP to defer the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for nonfinancial assets and nonfinancial liabilities. The FSP deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, in order to provide the FASB additional time to consider the effect of certain implementation issues that had arisen from the application of SFAS 157 to these nonfinancial assets and nonfinancial liabilities. SFAS 157 defined fair value, established a framework for measuring fair value in accordance with GAAP, and expanded disclosures about fair value measurements. The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s results of operations and financial condition.
     In March 2008, the FASB issued SFAS 161, which amended SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective as of January 1, 2009 and has been incorporated in this Quarterly Report on Form 10-Q.
     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2 and FAS 124-2”). FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company’s adoption of FSP No. FAS 115-2 and FAS 124-2, effective April 1, 2009, did not have a material impact on its consolidated financial condition or results of operations.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which became effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 established guidance regarding circumstances under which subsequent events must be recognized, the period during which to evaluate events subsequent to the financial statement date and disclosures associated with those events. The Company has incorporated the required disclosures beginning with this Quarterly Report on Form 10-Q.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 revises SFAS No. 140 and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact, if any, that the adoption of SFAS 166 will have on its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact that the adoption of SFAS 167 will have on its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s adoption of SFAS 168 will not have an impact on its consolidated financial condition or results of operations, but will have an impact on the Company’s disclosures beginning with its third quarter ending September 30, 2009.
3. Revenue and Deferred Revenue
     The Company records revenue from sales of pharmaceutical products under the KEFLEX brand name, as well as MOXATAG beginning in the first quarter of 2009.

4. Noncontrolling Interest — Deerfield Transaction
     On November 7, 2007, the Company entered into a series of agreements with Deerfield, which provided for a potential capital raise of up to $10 million in cash in two potential closings through the sale or assignment of certain of its non-PULSYS KEFLEX assets to two Deerfield affiliates, Kef and Lex.
     On July 1, 2008, the Company entered into a definitive securities purchase agreement for a $100 million equity investment in the Company by EGI-MBRK, L.L.C. (“EGI”), an affiliate of Equity Group Investments, L.L.C. in the form of 30,303,030 shares of MiddleBrook common stock at $3.30 per share and a five-year warrant to purchase a total of 12,121,212 shares of MiddleBrook common stock at an exercise price of $3.90 per share. The transaction (the “EGI Transaction”) was subject to stockholder approval and closed on September 4, 2008. A portion of the proceeds received from the EGI Transaction was used to repurchase those certain KEFLEX (immediate-release cephalexin) assets sold and assigned to two affiliates of Deerfield, Kef, and Lex (collectively, Deerfield, Kef and Lex are hereinafter referred to as the “Deerfield Entities”) by purchasing all of the outstanding capital stock of both Kef and Lex.
Variable Interest Entities and FIN 46R Consolidation
     In accordance with FIN 46R, Kef and Lex were determined to be variable interest entities and the Company was determined to be the primary beneficiary. Thus, the Company consolidated the financial condition and results of operations of Kef and Lex. Accordingly, the $63,000 gain and net loss of $180,000 attributable to the noncontrolling interest (the results of Kef and Lex) for the three- and six-month periods ended June 30, 2008, respectively, have been removed from the net loss in the condensed consolidated statement of operations in order to determine the net loss attributable to MiddleBrook.
     Kef and Lex were acquired by the Company in connection with the EGI Transaction in September 2008. Therefore, Kef and Lex are fully consolidated in 2009, and there is no longer a noncontrolling interest in these entities. For a more detailed explanation of the transactions with Deerfield and EGI, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 13, 2009.
5. Other Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” requires a full set of general-purpose financial statements to include the reporting of “comprehensive income.” Other comprehensive income consists of unrealized gains and losses on available-for-sale marketable securities and unrealized gains and losses on foreign exchange forward contracts.
     The following table presents the computation of comprehensive loss, net of tax, for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	(in thousands)
	2009	2008
Net loss	$(19,585)	$(3,644)
Net unrealized investment losses, net of tax benefit of $5	(9)	—
Net unrealized gains on forward contracts, net of tax of $15	25	—

Total comprehensive loss	$(19,569)	$(3,644)
Comprehensive income attributable to noncontrolling interests	—	(63)

Comprehensive loss attributable to MiddleBrook Pharmaceuticals	$(19,569)	$(3,707)

	Six Months Ended June 30,
	(in thousands)
	2009	2008
Net loss	$(29,591)	$(17,687)
Net unrealized investment losses, net of tax benefit of $86	(136)	—
Net unrealized losses on forward contracts, net of tax benefit of $36	(57)	—

Total comprehensive loss	$(29,784)	$(17,687)
Comprehensive loss attributable to noncontrolling interests	—	180

Comprehensive loss attributable to MiddleBrook Pharmaceuticals	$(29,784)	$(17,507)

6. Earnings Per Share
     Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of potential common shares outstanding during the period, including outstanding stock options, is measured by the treasury stock method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company incurred net losses for the quarters and year-to-date periods ended June 30, 2009 and 2008, and accordingly, did not assume exercise of any of the Company’s outstanding stock options or warrants.
     The following securities could potentially dilute basic earnings per share in the future and were not included in the computation of diluted earnings per share because they would have been antidilutive for the periods presented:

	June 30,
	(in thousands)
(Number of Underlying Common Shares)	2009	2008
Stock options	16,161	5,177
Warrants	25,562	16,440

Total	41,723	21,617
7. Marketable Securities
     Marketable securities, including accrued interest, at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
Corporate debt securities	$999	$1	$—	$1,000
Government debt securities	4,019	—	(8)	4,011
Equity securities	94	37	—	131

Total marketable securities	$5,112	$38	$(8)	$5,142

	December 31, 2008
	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
Corporate debt securities	$11,331	$68	$—	$11,399
Government debt securities	32,650	193	—	32,843

Total marketable securities	$43,981	$261	$—	$44,242

     The above marketable debt securities consist of corporate and government agency bonds with contractual maturities less than six months. The Company realized $34,000 of gains on its investments during both the three- and six-month periods ended June 30, 2009 and did not realize any gains or losses on investments during the comparable periods ended June 30, 2008. Any gains or losses to be recognized by the Company upon the sale of a marketable security are specifically identified by investment. The Company did not have any other-than-temporary declines in the fair value of its investments.
8. Accounts Receivable
     Accounts receivable, net, consists of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
Accounts receivable for product sales, gross	$1,039	$806
Allowances for rebates, discounts and chargebacks	(426)	(380)

Accounts receivable for product sales, net	$613	$426

     The Company’s largest customers are large wholesalers of pharmaceutical products and retailers. Three large wholesalers accounted for approximately 44.8%, 31.9% and 8.0%, respectively, of the Company’s accounts receivable for product sales as of June 30, 2009.

9. Inventories

	June 30,	December 31,
	2009	2008
	(in thousands)
Finished goods	$2,262	$374
Reserve for slow-moving inventory	(39)	(39)

Inventories, net	$2,223	$335

     There was no provision recorded for obsolete or slow-moving inventory during the three- and six- month periods ended June 30, 2009 or the three-month period ended June 30, 2008. During the six-month period ended June 30, 2008, $268,000 was recorded for obsolete and slow-moving inventory. There were no obsolete inventory stocks on hand at June 30, 2009 or December 31, 2008.
10. Property and Equipment
     Property and equipment consists of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
Computer equipment	$738	$697
Furniture and fixtures	834	834
Equipment	3,473	3,473
Automobiles — capital leases	4,947	—
Leasehold improvements	9,239	9,239

Subtotal	19,231	14,243
Less — accumulated depreciation	(11,234)	(10,051)

Property and equipment, net	$7,997	$4,192

See Note 14. Commitments and Contingencies, for more detail.
11. Intangible Assets
     Intangible assets at June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in thousands)
KEFLEX brand rights	$11,757	$(810)	$10,947
Patents acquired	120	(114)	6

Intangible assets	$11,877	$(678,605)	$10,953

	December 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in thousands)
KEFLEX intangible assets	$11,757	$(324)	$11,433
Patents acquired	120	(108)	12

Intangible assets	$11,877	$(432)	$11,445

     Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Prior to September 4, 2008, the KEFLEX brand rights were being amortized over 10 years. Since the reacquisition of the non-PULSYS KEFLEX intangible assets from Deerfield on September 4, 2008, through purchasing all of the outstanding capital stock of the Kef and Lex, the assets are being amortized over 12 years, to coincide with patents associated with the PULSYS technology that the Company currently intends to use for its KEFLEX PULSYS product candidate.
     Based on the FDA’s response on July 30, 2009 to the Company’s SPA, the Company has not gained agreement with the FDA regarding its non-inferiority design and planned analysis of the Phase III study for its KEFLEX PULSYS product candidate as outlined in the SPA. Accordingly, the Company has delayed the Phase III trial pending the successful commercialization of MOXATAG, adequate financial resources and the FDA’s agreement with a revised study design. See Note 18. Subsequent Events for further information.

     Certain other Company-acquired patents are amortized over 10 years.
12. Restructuring
A rollforward of accrued severance — current portion for the six-month period ended June 30, 2009 follows:

	Balance at
	December 31,		Balance at
Accrued Severance (in thousands)	2008	Cash Paid	June 30, 2009
2008 Severance	$337	$(337)	$0

13. Income Taxes
     As required by SFAS 109, “Accounting for Income Taxes” (“SFAS 109”), income tax expense or benefit for the year is allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income, and items charged or credited directly to stockholders equity. Pursuant to this intraperiod allocation requirement, for the three- and six-month periods ending June 30, 2009, $10,000 of tax benefit and $122,000 of tax expense, respectively, has been allocated to the loss from continuing operations, and $10,000 of tax benefit and $122,000 of tax benefit, respectively, has been allocated to unrealized gains that were recorded in other comprehensive income due to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS 133. The Company did not record any tax provision or benefit for the three or six month periods ended June 30, 2008. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured at December 31, 2008 and June 30, 2009.
     The Company has federal and state net operating losses, federal research and experimentation tax credit and state tax credit carryforwards available to reduce future taxable income. Under the provisions of Sections 382 and 383 of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and research and experimentation tax credit carryforwards that can be utilized in future years. During 2001, 2005 and 2008, the Company may have experienced such ownership changes.
     The Company is primarily subject to U.S. federal and Maryland and Texas state corporate income taxes.
     The Company’s policy is to recognize interest related to income tax matters, if any, in interest expense and penalties related to income tax matters, if any, in operating expenses. As of June 30, 2009 and December 31, 2008, the Company had no accruals for interest or penalties related to income tax matters.
14. Commitments and Contingencies
Leases — Facilities
     As of June 30, 2009, $1.5 million of sublease loss is included in Other current liabilities and another $2.3 million is included with Other long-term liabilities. These balances include an additional charge of $1.0 million recorded in Research and development during the three months ended June 30, 2009, based on the updated timing of anticipated cash flows mainly resulting from the Company entering into a lease amendment for a portion of one of the Maryland facilities during the period.
Capital Leases — Automobiles
     In connection with hiring a field sales force during the first quarter of 2009, the Company entered into leases under a master lease agreement in order to provide vehicles for the sales force. These leases range in length from 30 to 40 months and include up to 75,000 miles. Based on the details of the leases, the Company is accounting for these leases as capital leases. As a result, the Company has recorded the present value of the minimum lease payments as an asset within property and equipment, with an offsetting liability split between other current and long-term liabilities. The Company is amortizing the value of the vehicle leases over the term of each lease and allocates the lease payments between a reduction of the outstanding obligation and interest expense.
     As of June 30, 2009, $4.2 million is included in Property and equipment, net associated with the capital leases and the associated liabilities include $1.8 million in Other current liabilities and $2.4 million in Other long-term liabilities. For the three- and six-month periods ended June 30, 2009, the Company paid $41,000 and $52,000, respectively, for imputed interest on capital leases.

15. Fair Value Measurements
     SFAS 157, “Fair Value Measurements,” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•	Level 1 — defined as observable inputs such as quoted prices in active markets;

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     The following table summarizes the Company’s fair value measurements as of June 30, 2009 and December 31, 2008 for assets measured at fair value on a recurring basis.

	Fair Value Measurement at June 30, 2009
	(in thousands)
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)
Marketable debt securities	$—	$5,011	$—
Equity securities	131	—	—
Foreign exchange contracts	—	111	—

Total	$131	$5,122	$—

	Fair Value Measurement at December 31, 2008
	(in thousands)
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)
Marketable debt securities	$—	$44,242	$—
Foreign exchange contracts	—	190	—

Total	$—	$44,432	$—

16. Related Party Transactions
Consulting Arrangements
     On October 17, 2008, the Board of Directors of the Company appointed Lord James Blyth to the Board and elected him its vice chairman. In connection with his new appointment, the Company entered into a consulting agreement with Lord Blyth. Pursuant to the consulting agreement, Lord Blyth will provide strategic guidance in late-stage development and commercialization of the Company’s research and development efforts. The term of the agreement is 36 months beginning on October 17, 2008. As compensation for his services under the consulting agreement, Lord Blyth received an option under the MiddleBrook Stock Incentive Plan to purchase 470,000 shares of the Company’s common stock with an exercise price of $1.34 per share, equal to the closing price of the Company’s common stock on the Nasdaq Global Market on October 16, 2008. The option has a term of three years and fully vests one month prior to the expiration of the consulting agreement. The Board may accelerate the vesting, or terminate the consulting agreement prior to the vesting of the option, at any time in the Board’s sole discretion based on a review of Lord Blyth’s contribution to the Company. Lord Blyth will not be eligible to participate in any benefit programs that the Company maintains for its employees. The Company will not reimburse Lord Blyth for any expenses except for reasonable travel expenses incurred in connection with his performance of his consulting services, unless otherwise agreed by the Company.
17. Revolving Line of Credit
          The Company entered into a Loan and Security Agreement, dated June 29, 2009 (the “Loan Agreement”), pursuant to which the Company obtained a working capital-based secured revolving line of credit (the “Revolving Line”) from Silicon Valley Bank (“SVB”) with borrowing availability up to $10.0 million.
          The Revolving Line provides an aggregate amount of up to the lesser of (i) $10.0 million, or (ii) 80% of eligible domestic accounts receivable plus 35% of eligible domestic inventory, with total inventory advances capped at the lesser of (a) 25% of overall outstanding disbursements under the Revolving Line or (b) $1.0 million. The Revolving Line is subject to (i) a $2.0 million sublimit available for cash management features and lines of credit, and (ii) a $2.0 million sublimit for foreign exchange contracts. The Revolving Line matures on June 28, 2011.
          Amounts advanced under the Revolving Line bear interest at an annual rate equal to the prime rate plus 1.00% (with a rate floor of 5.00%), provided that the annual rate applicable to the Revolving Line increases to an annual rate equal to the prime rate plus 2.00% (with a rate floor of 6.00%) if the Company’s liquidity falls below $15.0 million. Interest on the Revolving Line is due monthly, with the balance due at the maturity date.

          The Company’s obligations under the Loan Agreement are collateralized by a security interest on substantially all of the Company’s assets, excluding intellectual property, except that the collateral includes all accounts and all proceeds of the Company’s intellectual property. The Loan Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a minimum tangible net worth, and covenants limiting the Company’s ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens or enter into negative pledge agreements, make investments, make distributions in respect of the Company’s capital stock (including repurchases of such capital stock) or enter into transactions with affiliates. The Loan Agreement also contains events of default that include, among others, failure to make payments when due, inaccuracy of representations and warranties, violation of covenants, events constituting a material adverse change, bankruptcy and insolvency events, material judgments, and cross defaults to certain other agreements. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Loan Agreement and an increase to the applicable interest rate, and would permit SVB to exercise remedies with respect to the collateral under the Loan Agreement.
          No amounts were outstanding under the Revolving Line as of June 30, 2009.
18. Subsequent Events
     The Company has reviewed subsequent events that may impact its financial condition, results of operations and disclosures as of August 6, 2009, the date of issuance of this Quarterly Report on Form 10-Q. The impact of any event that would result in a material change to its estimates and assumptions as of June 30, 2009 has been incorporated into the financial statements and associated disclosures.
     Beginning July 15, 2009, the Company implemented a $20.00 maximum copay program for MOXATAG. The program is designed to keep a patient’s net out-of-pocket copay expense for a MOXATAG prescription at $20 or less. The Company’s field force representatives and managers are supplying physicians with MOXATAG $20 maximum copay voucher cards to distribute to patients with MOXATAG prescriptions. Patients can redeem the voucher at the point-of-sale in conjunction with having a MOXATAG prescription filled. The liability for the redemption of these vouchers will be recorded as an adjustment to sales during the third quarter to coincide with the timing of their distribution.
     The Company previously announced that it had planned to start its Phase III clinical trial for the KEFLEX PULSYS product candidate in 2010 contingent upon the success of the MOXATAG launch and FDA agreement with its clinical protocol. The Company submitted a Special Protocol Assessment to the FDA in June 2009 for its KEFLEX PULSYS product candidate. The FDA responded to the Company’s SPA on July 30, 2009. At this time, the Company has not gained agreement with the FDA regarding the non-inferiority design and planned analysis of the study as outlined in the SPA. Accordingly, the Company is delaying the development of its KEFLEX PULSYS product candidate. Any future development is contingent upon the successful commercialization of MOXATAG, adequate financial resources and the FDA’s agreement with a revised study design.
     On July 29, 2009, the Company’s restricted cash balance was reduced by $1.0 million due to the early settlement of foreign exchange cash flow hedges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission, or SEC, on March 13, 2009. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2008. See “Financial Information — Special Note Regarding Forward-Looking Statements.”
Our Business
     We are a pharmaceutical company focused on developing and commercializing anti-infective drug products that fulfill unmet medical needs. We have developed a proprietary drug delivery technology called PULSYS, which enables pulsatile delivery, or delivery in rapid bursts, of certain drugs. Our PULSYS technology can potentially offer the prolonged release and absorption of a drug.
     Our near-term corporate strategy is to develop and market drug products that improve dosing regimens and frequency of dosing, which we believe improves patient dosing convenience and compliance for antibiotics that have been used and trusted for decades. Additionally, we are pursuing opportunities to in-license, co-promote or acquire products to more effectively utilize our sales force. We currently have 26 U.S.-issued patents and five foreign patents covering our PULSYS technology, which extend through 2020.
     Our current PULSYS product, MOXATAG (amoxicillin extended-release) Tablets, 775mg, received U.S. Food and Drug Administration, or FDA, approval for marketing on January 23, 2008, and is the first and only FDA-approved once-daily amoxicillin with no AB-rated generic. It is approved for the treatment of pharyngitis/tonsillitis secondary to Streptococcus pyogenes, commonly known as strep throat, for adults and pediatric patients age 12 and older. MOXATAG is dosed once daily versus the current most commonly prescribed generic amoxicillin treatment regimen for pharyngitis/tonsillitis of 500 mg three times per day, according to the 2008 IMS Health National Disease and Therapeutic Index™. On March 16, 2009, our approximately 300 field sales force representatives and managers began detailing MOXATAG to approximately 40,000 primary care physicians and 16,500 pharmacies to educate such health care professionals on the benefits of our MOXATAG product. We have structured our sales territories to maximize the field sales force’s ability to detail health care professionals who have traditionally written most of the prescriptions for antibiotic treatment of strep throat.
     We have two additional PULSYS product candidates in clinical development. We had previously announced that we had planned to start our Phase III clinical trial for our KEFLEX (Cephalexin) PULSYS product candidate for the treatment of skin and skin structure infections in 2010, we believe the added convenience of improving cephalexin from its typical two-to-four times per day dosing regimen to a once-daily product represents an attractive commercial opportunity. The start of the Phase III trial is contingent upon the success of the MOXATAG launch, adequate financial resources and FDA agreement with our clinical protocol. We submitted a Special Protocol Assessment, or SPA, to the FDA in June 2009 for our KEFLEX PULSYS product candidate. The FDA responded to our SPA on July 30, 2009. At this time, we have not gained agreement with the FDA regarding the non-inferiority design and planned analysis of the study as outlined in the SPA. Accordingly, we are delaying the development of our KEFLEX PULSYS product candidate. Any future development is contingent upon the successful commercialization of MOXATAG, adequate financial resources and the FDA’s agreement with a revised study design. We also intend to conduct a Phase II trial to evaluate various dosing regimens of our amoxicillin pediatric PULSYS product candidate in a sprinkle formulation, for use in pediatric patients more than two years old with pharyngitis/tonsillitis secondary to Streptococcus pyogenes. Our Phase II trial for the pediatric PULSYS sprinkle product is currently delayed based upon the availability of additional funds.
     We currently market certain drug products that do not utilize our PULSYS technology and are not protected by any other patents. We acquired the U.S. rights to KEFLEX (Cephalexin, USP) capsules, the immediate-release brand of cephalexin, from Eli Lilly and Company, or Eli Lilly, in 2004. The Innovex division of Quintiles Transnational Corporation, or Innovex, provided us with a contract sales force for the promotion of KEFLEX 750 mg capsules. However, in November 2008, we terminated our agreement with Innovex, and we now rely on our internal field sales force to market KEFLEX 750mg in addition to MOXATAG.
     Our future operating results will depend largely on our ability to successfully commercialize both our current PULSYS product, MOXATAG, and our KEFLEX 750 mg product, and our ability to develop, in-license, co-promote or acquire other products.
     The results of our operations vary significantly from year to year and quarter to quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks detailed in our Annual Report on Form 10-K for the year ended December 31, 2008 and elsewhere in this Quarterly Report on Form 10-Q. In addition, aminopenicillin antibiotics like MOXATAG experience seasonality with prescriptions peaking between October and March, according to IMS Health, National Prescription Audit™. We do not believe that the cephalexin antibiotic market experiences any seasonality.

Management Overview of 2009
Achievements of the First Six Months of 2009
     The following summarizes the key events that occurred during the first six months of 2009:
•	We launched MOXATAG, the first and only FDA-approved once-daily amoxicillin on March 16, 2009.

•	We hired a nationwide field sales force and managers to detail MOXATAG and KEFLEX 750 mg.

•	We entered into a loan agreement for a two-year $10.0 million working capital-based revolving line of credit with Silicon Valley Bank on June 29, 2009.
Focus for Remainder of 2009
     Our primary focus for 2009 continues to be the commercial launch of our MOXATAG product, along with the continued commercialization of our KEFLEX 750 mg capsules. We will also need to continue to preserve cash prior to our achieving commercial profitability and sustainable operating cash.
     We intend to work toward validating additional active pharmaceutical ingredient providers for our products and a new third-party manufacturer for our KEFLEX products.
     We are additionally seeking out additional products to acquire, in-license or co-promote to more effectively utilize our field sales force.
     Based on the FDA’s response to our SPA, we continue to evaluate the extent of the work to be performed on the KEFLEX PULSYS product candidate. The Phase III trial for this product candidate has been delayed, because we have not gained agreement with the FDA regarding our non-inferiority design and planned analysis of the study as outlined in the SPA that we submitted to the FDA in June. Any future development of the KEFLEX PULSYS product candidate is contingent upon the successful commercialization of MOXATAG, adequate financial resources and the FDA’s agreement with a revised study design.
Our Product Pipeline
     A significant portion of our expenses have historically related to research and development of investigational stage product candidates. Below is a summary of our current products in the research and development stage. The development of both of these products is currently delayed. In the event that we do not successfully commercialize MOXATAG and are unable to raise additional capital from other sources, we may not have sufficient resources to complete our development programs.

PULSYS Product		Targeted PULSYS
Candidate/Program	Key Indication(s)	Added Value	Program Status(1)
KEFLEX (Cephalexin) — Adolescent & Adult	Skin and skin structure infections	Once-daily for 10 days	Plans for Phase III delayed

Pediatric Amoxicillin PULSYS — Sprinkle	Pharyngitis/tonsillitis	Shorter course of therapy, or once-daily	Plans for Phase II delayed

(1)	For an explanation of the terms Phase II and Phase III, please refer to Item 1. Business— “Government Regulation—New Drug Application Process” in our Annual Report on Form 10-K for the year ended December 31, 2008.
PULSYS Product Candidates
     In addition to the two PULSYS products in development, we are considering the development of additional PULSYS technology-based drugs, with the intention of incorporating one or more of the following therapeutic advantages:
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

Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
Revenue Recognition
     We recognize revenue for the sale of pharmaceutical products as follows:
     Product Sales. Provisions for sales discounts and estimates for chargebacks, service fees, rebates, and product returns are established as a reduction of product sales revenue at the time revenues are recognized, based on historical experience adjusted to reflect known changes in the factors that impact these reserves. We recognize revenue in accordance with the SEC Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, or SAB 101, as amended by SAB No. 104, Revision of Topic 13, or SAB 104.
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
     Product Returns. Our return policy typically allows product returns for products within an 18-month window, which begins six months prior to the expiration date and continues up to 12 months after the expiration date, which is typically three years from the date of manufacture.
     As of June 30, 2009 and December 31, 2008, the liability for product returns was $1.7 million and $1.3 million, respectively, and was recorded within Other current liabilities on our condensed consolidated balance sheet. The increased liability balance is the result of increased sales in 2009 compared to 2008, associated with the launch of MOXATAG. We estimate the level of sales that will ultimately be returned pursuant to our return policy and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues.
     The amount of actual product returns may be higher or lower than the amounts accrued by us. Changes in our estimates would be recorded in the income statement in the period of the change. If we over- or under- estimate the quantity of product ultimately returned, it may have a material impact on our financial statements. Based on historical experience, we have estimated and accrued approximately 6% of gross product sales for KEFLEX 750 mg and 7% for all other KEFLEX strengths to cover future product returns. We have based our estimates for MOXATAG on the returns history of KEFLEX 750 mg.
     Distribution Service Fees. Consistent with industry practice, we enter into distribution and inventory management agreements with our key wholesalers to provide incentives to effectively manage channel inventory and provide timely and accurate data with respect to inventory levels and data regarding sales activity.
     The reserve fluctuates based on the product mix and sales levels to each wholesaler. As of June 30, 2009 and December 31, 2008, the reserves for distribution service fees related to agreements with wholesalers were approximately $68,000 and $266,000, respectively, and were recorded as a reduction of gross accounts receivable. The decreased reserve balance compared to the prior year end is the result of lower sales during the second quarter of 2009 following the launch of MOXATAG during the first quarter, combined with the timing of the deductions taken by wholesalers. The reserve is calculated and recorded as a reduction of gross sales at the time the product is sold but the deduction is taken by the wholesaler against a future payment.
     Chargebacks and Rebates. Chargebacks and rebates represent the difference between the prices at which we sell our products to wholesalers and the sales price ultimately paid under fixed price contracts by third-party payors, including governmental agencies. We record an estimate at the time of sale of the amount to be charged back to us or rebated to the end user.
     As of June 30, 2009 and December 31, 2008, reserves for chargebacks were approximately $337,000 and $97,000, respectively, and recorded as a reduction of gross accounts receivable. The reserves for Medicaid rebates were approximately $173,000 and $67,000, respectively, for the same periods and were recorded within Other current liabilities. The increases in the reserve balances compared to prior year end are driven by the launch of MOXATAG during the first quarter of 2009, combined with the timing of payment and deductions taken against the reserves.

     Changes in our estimates would be recorded in our income statement in the period of the change. Additionally, chargebacks and rebates are typically accrued and paid out or deducted by customers within one to three fiscal quarters, compared to product returns, which could take up to three years subsequent to the date of sale. As a result of the more predictable nature of chargebacks and rebates, we do not believe that the actual amounts claimed will be materially different than the amounts previously accrued and reflected in our financial statements.
     Other Sales Allowances and Reserves. We also record other sales allowances and reserves that reduce our gross product revenue, including cash discounts, coupon and check redemption estimates and pricing discounts. Cash discount reserves are recorded as an allowance against accounts receivable. Coupon and check redemptions are based on the specific terms of the coupon or check and timing and quantity of distribution, combined with historical redemption rates. The reserve for coupon redemption is recorded as a liability within Other current liabilities. In connection with the launch of MOXATAG, we distributed checks to physicians to give to patients with the prescription in order to help offset the cost of the co-pay. We reviewed the redemption rates of the program to date compared to prescriptions filled during the same period to assist in determining the appropriate redemption rate for this program. Pricing discounts are based on the specific terms of each discount and are recorded at the time of the sale of such discounted product.
     The following table shows the balances of liabilities and accounts receivable valuation accounts resulting from sales reserves and allowances at each balance sheet date:

	June 30,	December 31,
	2009	2008
	(in thousands)
Product returns	$1,682	$1,321
Coupons and checks (1)	1,072	122
Rebates and other	173	67

Accrued returns, rebates and other(2)	2,927	1,510

Distribution service fees(3)	68	266
Chargebacks(3)	337	97
Cash discounts(3)	21	16

(1)	The coupons and checks balance as of June 30, 2009 includes a liability for a check program associated with the launch of MOXATAG. The liability is recorded when we distribute the checks to the field force for distribution to the physicians.

(2)	Accrued returns, rebates and other are reported within Other current liabilities on the condensed consolidated balance sheet.

(3)	Distribution fees, chargebacks and cash discounts are reported as valuation allowances against accounts receivable on the condensed consolidated balance sheet.
     The following table summarizes the activity for the first six months of 2009 associated with accrued returns, distribution fees, chargebacks and other sales allowances:

							Total
						Rebates and	Accrued Sales
	Product	Distribution		Cash	Coupons	Other Sales	Reserves &
	Returns	Service Fees	Chargebacks	Discounts	and Checks	Allowances	Allowances

			(in thousands)
Balance at December 31, 2008	$1,321	$266	$97	$16	$122	$67	$1,889
Provision made for sales during period	874	276	291	291	1,150	145	3,027
Provision/(benefit) for sales in prior periods	—	(100)	—	—	—	—	(100)

Payments/credits	(513)	(374)	(51)	(286)	(200)	(39)	(1,463)

Balance at June 30, 2009	$1,682	$68	$337	$21	$1,072	$173	$3,353

Foreign Currency Forward Exchange Contracts
     We have entered into foreign currency forward exchange contracts to hedge forecasted inventory and sample purchase transactions that are subject to foreign exchange exposure to either the euro or British pound sterling. These instruments are designated as cash flow hedges in accordance with Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137, No. 138 and No. 149,” or SFAS 133, and are recorded in our condensed consolidated balance sheet at fair value in either Other current assets (for unrealized gains) or Other current liabilities (for unrealized losses).

     We do not use derivatives for trading purposes and restrict all derivative transactions to those intended for hedging purposes.
Stock-Based Compensation
     We determine the value of stock option grants using the Black-Scholes option-pricing model. Our determination of fair value of share-based payment awards on the date of grant is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables, including our expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors. This model requires that we estimate our future expected stock price volatility, as well as the period of time that we expect the share-based awards to be outstanding.
Income Taxes
     We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years based on differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, which are determined by reference to enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if it is more likely than not that some or all of the deferred tax assets will not be realized. As required by SFAS 109, “Accounting for Income Taxes,” or SFAS 109, income tax expense or benefit for the year is allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income, and items charged or credited directly to shareholders equity. Pursuant to this intraperiod allocation requirement, for the three- and six-month periods ending June 30, 2009, $10,000 of tax benefit and $122,000 of tax expense, respectively, has been allocated to the loss from continuing operations, and $10,000 of tax benefit and $122,000 of tax benefit, respectively, has been allocated to unrealized gains that were recorded in other comprehensive income due to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS 133. We did not record any tax provision or benefit for the three- or six-month periods ended June 30, 2008. We have provided a valuation allowance for the full amount of our net deferred tax assets because realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured at December 31, 2008 and June 30, 2009.
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141R, which is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. SFAS 141R established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination. SFAS 141R also established disclosure requirements to enable an evaluation of the nature and financial effects of a business combination. The adoption of SFAS 141R did not have a material impact on our results of operations and financial condition and will be implemented prospectively, as circumstances require.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” or SFAS 160. SFAS 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, or NCI, and classified as a component of equity. SFAS 160 also required that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective beginning with the current fiscal year. We have adjusted the presentations and disclosures relating to NCI in the three- and six-month periods ended June 30, 2008, as required by SFAS 160.
     In February 2008, the FASB issued a FASB Staff Position, or FSP, to defer the effective date of SFAS No. 157, “Fair Value Measurements,” or SFAS 157, for nonfinancial assets and nonfinancial liabilities. The FSP deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 in order to provide the FASB additional time to consider the effect of certain implementation issues that have arisen from the application of SFAS 157 to these nonfinancial assets and nonfinancial liabilities. SFAS 157 defined fair value, established a framework for measuring fair value in accordance with GAAP, and expanded disclosures about fair value measurements. The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on our results of operations and financial condition.
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
     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP No. FAS 115-2 and FAS 124-2. FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Our adoption of FSP No. FAS 115-2 and FAS 124-2, effective April 1, 2009, did not have a material impact on our consolidated financial condition or results of operations.

     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS 165, which became effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 establishes guidance regarding circumstances under which subsequent events must be recognized, the period during which to evaluate events subsequent to the financial statement date and disclosures associated with those events. We have incorporated the required disclosures beginning with this Quarterly Report on Form 10-Q.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” or SFAS 166. SFAS 166 revises SFAS No. 140 and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We are evaluating the impact, if any, that the adoption of SFAS 166 will have on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” or SFAS 167. SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are evaluating the impact that the adoption of SFAS 167 will have on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” or SFAS 168. SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Our adoption of SFAS 168 will not have an impact on our consolidated financial condition or results of operations, but will impact our disclosures beginning with our third quarter ending September 30, 2009.
Results of Operations
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     Revenues. We recorded revenues from net product sales of $2.1 million and $2.5 million during the three-month periods ended June 30, 2009 and 2008, respectively.

	Three Months Ended June 30,
	(in thousands)
	2009	2008
MOXATAG 775 mg tablets	$441	$—
KEFLEX 750 mg capsules	1,192	1,768
KEFLEX 250 mg and 500 mg capsules	515	754

Total	$2,148	$2,522

     We began to sell MOXATAG during the first quarter of 2009 in anticipation of the marketing launch on March 16, 2009. Due to the significant sales during the first quarter for stocking, combined with the end of strep season in the second quarter of 2009, sales for MOXATAG decreased in the second quarter compared to the prior quarter. MOXATAG was not sold during 2008.
     Sales of KEFLEX products decreased during the second quarter of 2009 as compared to the same period in 2008, primarily due to our sales force focusing its efforts on the successful launch and commercialization of MOXATAG.
     Cost of Product Sales. Cost of product sales represents the purchase cost of our MOXATAG and KEFLEX products sold, royalties on the KEFLEX 750 mg product, and any provisions recorded for slow-moving or excess inventory that is not expected to be sold prior to reaching expiration.

	Three Months Ended June 30,
	(in thousands)
	2009	2008
Product manufacturing costs	$186	$171
Royalty to Eli Lilly	93	203

Total	$279	$374

     Cost of product sales decreased from $374,000 in 2008 to $279,000 in 2009, primarily as the result of lower sales during the comparable period. Consignment and royalty payments we owed to Kef and Lex based on sales of all KEFLEX non-PULSYS products during the second quarter of 2008 were eliminated in the condensed consolidated statement of operations in accordance with FIN 46R.

     Research and Development Expenses. Research and development expenses decreased $2.1 million, or approximately 58%, to $1.5 million for the three months ended June 30, 2009, from $3.6 million for the three months ended June 30, 2008.

	Three Months Ended
	June 30,		Clinical
	(in thousands)		Development
	2009	2008	Phase
Direct Project Costs
MOXATAG	$1,034	$2,244	Marketed
KEFLEX Product Development(1)	132	98	Plans for Phase III currently delayed
Other Product Candidates(2)	19	7	Plans for Phase II currently delayed

Total Direct Project Costs	1,185	2,349
Indirect Project Costs
Facility	1,108	471
Depreciation	41	553
Other Indirect Overhead	(809)	254

Total Indirect Project Costs	340	1,278

Total Research & Development Expense	$1,525	$3,627

(1)	Based on the FDA’s response on July 30, 2009 to our SPA, we have delayed the KEFLEX PULSYS Phase III trial pending the successful commercialization of MOXATAG, adequate financial resources and the FDA’s agreement with a revised study design. See “Our Business” above for further information.

(2)	Depending on the availability of funds, we intend to conduct a Phase II clinical trial for our amoxicillin pediatric PULSYS sprinkle product candidate. See “Our Product Pipeline” above.
     Direct project costs for the second quarter of 2009 decreased by $1.2 million compared to the second quarter of 2008, primarily attributable to a decline in the development of MOXATAG manufacturing capacity at our contract manufacturer’s facility in Clonmel, Ireland, as development work at the site is nearly completed. Personnel-related costs also declined as a result of lower headcount, primarily in research staff, as we have focused our resources on commercialization of MOXATAG.
     The indirect project costs for the three months ended June 30, 2009 include a $1.1 million partial refund due from the FDA; the FDA informed us that we qualified for a small business waiver at the time of our MOXATAG NDA application. The increase in facility costs during the second quarter of 2009 in relation to the comparable 2008 period is due to the additional $1.0 million charge associated with the impairment of our leased facilities in Maryland. The depreciation expense decreased subsequent to our write-down of Maryland leasehold improvements and sale of unused equipment at the end of 2008.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.1 million, or 409%, to $20.0 million for the three months ended June 30, 2009, from $3.9 million for the three months ended June 30, 2008.

	Three Months Ended June 30,
	(in thousands)
	2009	2008
Salaries, benefits and related costs	$9,207	$689
Marketing costs	6,208	556
Depreciation and amortization	843	348
Stock-based compensation	807	161
Facilities and equipment related	516	110
Travel and entertainment	474	80
Legal and consulting expenses	366	241
Contract sales/selling expenses	248	994
Other expenses	1,353	758

Total	$20,022	$3,937

     Overall, costs increased by $16.1 million primarily due to the commercial launch of MOXATAG including hiring additional sales and marketing personnel and a 300-person field sales force and managers during the first quarter of 2009, which drove the increase in personnel-related expenses, marketing expenses and travel-related costs. Additionally, we opened a corporate office in Westlake, Texas in the fourth quarter 2008, which resulted in increased facility and travel expenses in the second quarter of 2009.
     Nonoperational Income (Expense). Nonoperational income (expense) during the three months ended June 30, 2009 included $75,000 of interest income on cash and short-term investments, offset by $41,000 of interest expense during the three months ended June 30, 2009 related to the accounting for leased vehicles as capital leases which allocates a portion of the monthly payment to interest. Other income (expense) for the three months ended June 30, 2009 included $49,000 of realized gains from the sale of marketable securities and the ineffective portion of foreign exchange cash flow hedges. During the three months ended June 30, 2008, nonoperational income (expense) included interest income on invested balances as well as the charge to adjust the liability for the warrant issued to Deerfield to market value. This warrant liability was paid to Deerfield in connection with the re-acquisition of the non-PULSYS KEFLEX intangible assets during the third quarter of 2008 and is no longer outstanding during 2009.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     Revenues. We recorded revenues from net product sales of $11.1 million and $4.9 million during the six months ended June 30, 2009 and 2008, respectively.

	Six Months Ended June 30,
	(in thousands)
	2009	2008
MOXATAG 775 mg tablets	$7,890	$—
KEFLEX 750 mg capsules	2,207	3,487
KEFLEX 250 mg and 500 mg capsules	1,020	1,429

Total	$11,117	$4,916

     We began to sell MOXATAG during the first quarter of 2009 in anticipation of the marketing launch on March 16, 2009. The majority of sales during the year-to-date period represent initial quantities to distribute the product to pharmacy shelves.
     Sales of KEFLEX products decreased compared to the year ago period, primarily as the result of the sales force focus on the successful launch and commercialization of MOXATAG during 2009.
     Cost of Product Sales. Cost of product sales represents the purchase cost of our MOXATAG and KEFLEX products sold, royalties on the KEFLEX 750 mg product, and any provisions recorded for slow-moving or excess inventory that is not expected to be sold prior to reaching expiration.

	Six Months Ended June 30,
	(in thousands)
	2009	2008
Product manufacturing costs	$829	$335
Royalty to Eli Lilly	207	393
Obsolescence provisions	—	268

Total	$1,036	$996

     Cost of product sales increased from just under $1.0 million to just over $1.0 million in 2009, primarily as the result of additional cost of products sold associated with our new product, MOXATAG, which was partially offset by obsolete inventory provisions of $268,000 made in 2008 as estimates of the future saleability of certain inventory stocks were revised. Consignment and royalty payments we owed to Kef and Lex based on sales of all KEFLEX non-PULSYS products during the 2008 period were eliminated in the condensed consolidated statement of operations in accordance with FIN 46R.
     Research and Development Expenses. Research and development expenses decreased $4.0 million, or approximately 54%, to $3.4 million for the six months ended June 30, 2009, from $7.4 million for the six months ended June 30, 2008.

	Six Months Ended
	June 30,		Clinical
	(in thousands)		Development
	2009	2008	Phase
Direct Project Costs
MOXATAG	$2,353	$4,127	Marketed
KEFLEX Product Development(1)	174	382	Plans for Phase III currently delayed
Other Product Candidates(2)	39	10	Plans for Phase II currently delayed

Total Direct Project Costs	2,566	4,519
Indirect Project Costs
Facility	1,252	1,111
Depreciation	82	1,142
Other Indirect Overhead	(516)	583

Total Indirect Project Costs	818	2,836

Total Research & Development Expense	$3,384	$7,355

(1)	Based on the FDA’s response on July 30, 2009 to our SPA, we have delayed the KEFLEX PULSYS Phase III trial pending the successful commercialization of MOXATAG, adequate financial resources and the FDA’s agreement with a revised study design. See “Our Business” above for further information.

(2)	Depending on the availability of funds, we intend to conduct a Phase II clinical trial for our amoxicillin pediatric PULSYS sprinkle product candidate. See “Our Product Pipeline” above.

     Direct project costs for the 2009 year-to-date period decreased by $2.0 million compared to the same period in 2008. The decrease is primarily attributable to a decline in the development of MOXATAG manufacturing capacity at our contract manufacturer’s facility in Clonmel, Ireland, as development work at the site is nearly completed. Personnel-related costs also declined as a result of lower headcount, primarily in research staff, as we have focused our resources on commercialization of MOXATAG.
     The indirect project costs for the six months ended June 30, 2009 include a $1.1 million partial refund due from the FDA; the FDA informed us that we qualified for a small business waiver at the time of our MOXATAG NDA application. The increase in facility costs during the six months ended June 30, 2009 in relation to the comparable 2008 period is due to the additional $1.0 million charge associated with the impairment of our leased facilities in Maryland. The depreciation expense decreased subsequent to our write-down of Maryland leasehold improvements and sale of unused equipment at the end of 2008.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $27.8 million, or 320%, to $36.5 million for the six months ended June 30, 2009, from $8.7 million for the six months ended June 30, 2008.

	Six Months Ended June 30,
	(in thousands)
	2009	2008
Salaries, benefits and related costs	$16,063	$1,456
Marketing costs	11,407	1,023
Stock-based compensation	1,606	482
Other expenses	2,388	2,106
Depreciation and amortization	1,482	640
Travel and entertainment	1,224	53
Facility and equipment-related expenses	1,071	112
Legal and consulting expenses	835	767
Contract sales/selling expenses	417	2,051

Total	$36,493	$8,690

     Overall, costs increased by $27.8 million primarily due to the commercial launch of MOXATAG during the first quarter of 2009. We hired additional sales and marketing personnel, including a field sales force, during the first quarter of 2009, which drove the increase in personnel-related expenses, marketing expenses and travel-related costs. Additionally, we opened a corporate office in Westlake, Texas in the fourth quarter 2008, which resulted in increased facility and travel expenses in the first six months of 2009.
     Nonoperational Income (Expense). Nonoperational income (expense) in the six months ended June 30, 2009 included $330,000 of interest income associated with increased balances in cash and short-term investments compared to the prior year period, offset by interest expense of $52,000 during the six-month period ended June 30, 2009 related to the accounting for leased vehicles as capital leases which allocates a portion of the monthly payment to interest. Other income (expense) in the six months ended June 30, 2009 also included $49,000 associated with realized gains on investments and the ineffective portion of the foreign exchange hedges. During the six months ended June 30, 2008, nonoperational income (expense) included $215,000 of interest income on invested balances, offset by a loss on the sale of equipment and the charge to adjust the liability for the warrant issued to Deerfield to market value. This warrant liability was paid to Deerfield in connection with the re-acquisition of the non-PULSYS KEFLEX intangible assets during the third quarter of 2008 and is no longer outstanding during 2009.
Liquidity and Capital Resources
     We have funded our operations principally with the proceeds of $54.5 million from a series of five preferred stock offerings and one issue of convertible notes over the period 2000 through 2003, the net proceeds of $54.3 million from our initial public offering in October 2003, and private placements of common stock for net proceeds of $19.9 million and $96.0 million in January 2008 and September 2008, respectively. In addition, we have received funding of $8.0 million and $28.3 million from GlaxoSmithKline and Par Pharmaceutical, respectively, as a result of collaboration agreements for the development of new products.
     In November 2007, we sold certain of our KEFLEX assets in exchange for $7.5 million (less a $0.5 million payment to the purchaser to cover its expenses related to the transaction), while retaining the right to continue operating the KEFLEX business subject to certain royalty payments to the purchaser, as well as the right to repurchase the assets at a future date at predetermined prices. We repurchased these assets when we acquired Kef and Lex in September 2008. See Note 4. Noncontrolling Interest — Deerfield Transaction, in the condensed consolidated financial statements to this Quarterly Report on Form 10-Q for additional information.
      On July 1, 2008, we announced that we concluded our review of strategic alternatives with an agreement for a $100 million equity investment by EGI. The transaction closed, following stockholder approval, on September 4, 2008.

Loan Agreement
     On June 29, 2009, we entered into a Loan and Security Agreement, which we refer to as the Loan Agreement, with Silicon Valley Bank, or SVB, for a two-year $10.0 million revolving line of credit, which we refer to as the Revolving Line, for working capital needs. The Revolving Line is subject to a borrowing base of trade accounts receivable and inventories and is collateralized by our assets, excluding intellectual property, except that the collateral includes all accounts and all proceeds of our intellectual property. Amounts advanced under the Revolving Line bear interest at an annual rate equal to the prime rate plus 1.00% (with a rate floor of 5.00%), provided that the annual rate applicable to the Revolving Line increases to an annual rate equal to the prime rate plus 2.00% (with a rate floor of 6.00%) if our liquidity falls below $15.0 million. Interest on the Revolving Line is due monthly, with the balance due at the maturity date of June 28, 2011.
     The Loan Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a minimum tangible net worth, and covenants limiting our ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens or enter into negative pledge agreements, make investments, make distributions in respect our capital stock (including repurchases of such capital stock) or enter into transactions with affiliates. The Loan Agreement also contains events of default that include, among others, failure to make payments when due, inaccuracy of representations and warranties, violation of covenants, events constituting a material adverse change, bankruptcy and insolvency events, material judgments, and cross defaults to certain other agreements. The occurrence of an event of default could result in the acceleration of our obligations under the Loan Agreement and an increase to the applicable interest rate, and would permit SVB to exercise remedies with respect to the collateral under the Loan Agreement.
Cash and Marketable Securities

	June 30,	December 31,
	2009	2008
	(in thousands)
Cash and cash equivalents	$39,405	$30,520
Marketable securities	5,142	44,242

Total	$44,547	$74,762

     Our cash and marketable securities balance decreased by $30.2 million during the first six months of 2009 from a balance of $74.8 million as of December 31, 2008. The decrease is due to cash used in operations during the first six months of 2009, primarily to hire sales and marketing personnel, including a field sales force of approximately 300 representatives and managers, and additional expenses associated with the launch of MOXATAG during March 2009. The continued commercialization efforts for MOXATAG have resulted in increased levels of cash used in operating activities compared to the same period of 2008 and that trend is expected to continue.
     Our investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/P1. We do not invest in auction rate securities. Due to our current liquidity needs, we do not anticipate holding any security with a maturity greater than 12 months. At June 30, 2009 and December 31, 2008, we held no security with a maturity greater than 365 days from those dates.
     We maintain cash balances with financial institutions in excess of insured limits. However, we do not anticipate any losses with respect to such cash balances.
Cash Flow
     The following table summarizes our sources and uses of cash and cash equivalents for the six-month periods ending June 30, 2009 and 2008:

	Six Months Ended
	June 30,
	2009	2008
	(in thousands)
Net cash used in operating activities	$(28,354)	$(10,471)
Net cash provided by (used in) investing activities	37,864	(2,032)
Net cash (used in) provided by financing activities	(625)	20,805

Net increase in cash and cash equivalents	$8,885	$8,302

     Cash used in operating activities increased primarily as a result of activities associated with the launch of MOXATAG. Cash used for inventory, accounts payable and other current asset balances increased significantly during 2009 compared to the equivalent year-to-date period in 2008. We purchased increased levels of inventory and prepaid samples (classified within other current assets) and incurred significant marketing expenses to support our commercialization of MOXATAG. Cash paid for employee-related costs increased significantly during the first six months of 2009 compared to 2008 as a result of the increased headcount in 2009. Cash paid to vendors in 2009 includes costs associated with the commercial launch of MOXATAG during the first quarter of 2009.

     Cash provided by investing activities in 2009 consisted primarily of the sales and maturity of marketable securities, partially offset by purchases of marketable securities and increased restricted cash balances. The majority of sold and matured marketable securities were used to increase cash balances in order to support our operating activities. The increase in restricted cash is due to amounts kept on deposit at the bank where we transacted our foreign exchange cash flow hedges. Cash used in investing activities during the first six months of 2008 primarily includes purchases of marketable securities from the cash received in a private placement in January 2008, partially offset by the proceeds provided by the sale of unused equipment primarily in our Maryland facility.
     Net cash used in financing activities during the first half of 2009 consisted of payments associated with the capital leases for vehicles, slightly offset by stock option exercises. Financing activities during the first half of 2008 had provided an increase to the cash balance through the private placement of common stock during January 2008 that provided $19.9 million of net proceeds and higher proceeds from stock option and warrant exercises.
Contractual Commitments
     During the six months ended June 30, 2009, we entered into a master lease agreement to provide vehicles for our field-based sales employees. These leases range in length from 30 to 40 months and include up to 75,000 miles. The vehicles are accounted for as capital leases. As a result, we have recorded the present value of the minimum lease payments as an asset within property and equipment, with an offsetting liability split between other current and long-term liabilities. We are amortizing the value of the vehicle leases over the term of each lease and allocating the lease payments between a reduction of the outstanding obligation and interest expense.
     We continue to have commitments for leased facilities in Maryland that we are no longer utilizing. During the three months ended June 30, 2009, we adjusted the anticipated loss we had recorded in 2008 for these unused facilities based on a lease amendment for a portion of one of the facilities. The additional charge of $1.0 million was recorded in Research and development expense.
Operating Requirements
     We expect to incur a loss from operations in 2009 and into 2010. We believe our existing cash resources, along with potential borrowings under our available line of credit, will be sufficient to fund our operations into the first quarter of 2010 at our planned levels of research, development, sales and marketing activities, including the launch of MOXATAG, barring unforeseen developments.
     If the commercialization of MOXATAG is not successful, we may seek to enter into arrangements with other parties to raise additional capital, which would dilute the ownership of our equity investors. We may also seek other sources of financing including additional debt. There can be no guarantee other financing will be available to us on acceptable terms or at all. If adequate funds are not available, we would be required to reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts, effect changes to our facilities or personnel and may be forced to seek bankruptcy protection.
     To minimize our cash requirements, we have continued our program of cost reductions including postponement of product development programs and elimination of other discretionary spending. Our net cash requirements for 2009 will depend on, among other things, the cash received from sales of MOXATAG and our existing non-PULSYS products (KEFLEX capsules in 250 mg, 500 mg and 750 mg strengths) and the cash expended for (1) cost of products sold, including royalties due to Eli Lilly on KEFLEX 750 mg net revenues, (2) research and development spending, (3) sales and marketing expenses for KEFLEX 750 mg and MOXATAG, and (4) general and administrative expenses. Our cash receipts and cash expenditures assumptions for 2009 include the following: (1) continuation of KEFLEX 750 mg monthly prescriptions at the current 10,000 to 25,000 prescriptions per month rate (end-user demand), which assumes no generic competitive product enters the market in 2009, (2) market acceptance of MOXATAG and associated end-user demand (we anticipate more than half of 2009’s demand occurring in the fourth quarter as a result of the strep throat season), (3) our internal sales force of approximately 300 representatives and managers, (4) marketing costs associated with the commercial launch of MOXATAG, and (5) research and development programs for PULSYS product candidates, which are under evaluation and dependent on the successful commercialization of MOXATAG. We expect to incur a significant loss in 2009, as we expect that revenues from product sales will not be sufficient to fully fund our operating costs. These 2009 estimates are forward-looking statements that involve risks and uncertainties, and actual results could vary.
     We have experienced significant losses since our inception in 2000, and as of June 30, 2009, we had an accumulated deficit of $266.5 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. To date, the revenues we have recognized from our MOXATAG and non-PULSYS KEFLEX products have been limited and have not been sufficient for us to achieve or sustain profitability. Our product revenues are unpredictable in the near term and may fluctuate due to many factors, many of which we cannot control including the market acceptance of our products. If our products fail to achieve market acceptance, we would have lower product revenues, which may increase our capital requirements.
     Our estimates of future capital requirements are uncertain and will depend on a number of factors, including the success of our commercialization of MOXATAG, the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, cash received from sales of our immediate-release KEFLEX products and our MOXATAG product, payments received or made under any future collaborative agreements, the costs involved in enforcing patent claims and other intellectual property rights, the acquisition of licenses for new products or compounds, the status of competitive products, the availability of financing and our or our potential partners’ success in developing markets for our product candidates. Changes in our commercialization and development plans, partnering activities, regulatory activities and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. Insufficient funds may require us to delay, scale back or eliminate some or all of our research, development or commercialization programs, or may adversely affect our ability to operate as a going concern.

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
Interest Rate Risk
     Amounts advanced under our two-year $10.0 million Revolving Line bear interest at an annual rate equal to the prime rate plus 1.00% (with a rate floor of 5.00%), provided that the annual rate applicable to the Revolving Line increases to an annual rate equal to the prime rate plus 2.00% (with a rate floor of 6.00%) if our liquidity falls below $15.0 million. While no amounts were outstanding on the Revolving Line as of June 30, 2009, an increase in interest rate combined with significant amounts advanced on the Revolving Line could have a material negative impact on our results of operations and financial condition.
Foreign Currency Risk
     Most of our trade payable transactions are conducted in U.S. dollars, or USD, although purchases of our MOXATAG finished product and some services are paid in euros, or EUR, and packaging for our MOXATAG samples is paid in British pound sterling, or GBP. In order to manage the fluctuations in exchange rates between the USD and EUR and USD and GBP, we have entered into several foreign currency forward exchange contracts that lock in the exchange rate for which we will buy our inventory. We have entered into these exchange contracts solely for hedging purposes and not for trading purposes. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are marked-to-market with the resulting gains or losses reflected in other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next twelve months.

Item 4.	Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective at the reasonable assurance level as of June 30, 2009.
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2009, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as defined by Rule 13a-15(f) under the Exchange Act.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     We are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.
Item 1A. Risk Factors
     In addition to risk factors set forth below and the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results. The information below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
If clinical trials for our products are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines, which could have a material adverse effect on our business, growth prospects and financial condition
     Our business strategy is focused on the development of additional drug products. The development of drugs is subject to extensive regulation by the FDA, and FDA approval is required before any new drug can legally be marketed in the United States. The FDA requires significant research and development for product candidates, which generally involves successful completion of preclinical laboratory testing, submission and approval of an investigational new drug application, successful completion of human clinical trials, and submission and approval of a new drug application. Preclinical testing and clinical trials must demonstrate that product candidates are safe and effective for use in humans before the FDA will grant approval for their commercial sale. In addition, clinical trials must also prove any claims that a product candidate is comparable or superior to existing products. For drug products containing active ingredients in fixed combinations that the FDA has not previously approved, clinical studies are also necessary to establish the contribution of each active component to the effectiveness of the combination in an appropriately identified patient population.
     Conducting clinical trials is a lengthy, time-consuming and expensive process. The commencement and rate of completion of clinical trials for our products may be delayed by many factors, including:
•	lack of efficacy during the clinical trials;

•	unforeseen safety issues;

•	slower than expected rate of patient recruitment; or

•	government or regulatory delays.
     Even if we receive promising results in preclinical and initial clinical trials for a product candidate, the drug may subsequently prove unfeasible or impossible to generate sufficient safety and efficacy data necessary for regulatory approval. The results from preclinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. For example, in the event we incorrectly identify a dosage as appropriate for human clinical trials, any results we receive from such trials may not properly reflect the optimal efficacy or safety of our products and may not support approval in the absence of additional clinical trials using a different dosage. Data obtained from preclinical and clinical studies are also susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may encounter regulatory delays or rejections as a result of many factors, including results that do not support our claims, perceived defects in the design of clinical trials and changes in regulatory policy during the period of product development. Our business, financial condition and results of operations may be materially adversely affected by any delays in, or termination of, our clinical trials or a determination by the FDA that the results of our trials are inadequate to justify regulatory approval.
     We submitted a SPA to the FDA in June 2009 to obtain the FDA’s agreement on the design of our Phase III clinical trial for our KEFLEX PULSYS product candidate. The FDA responded to our SPA on July 30, 2009, stating that it disagreed with the non-inferiority design and planned analysis of the study as outlined in the SPA. Accordingly, we have delayed the development of our KEFLEX PULSYS product candidate. Any future development is contingent upon the successful commercialization of our MOXATAG product, adequate financial resources and the FDA’s agreement with a revised study design. If we are not able to successfully develop our KEFLEX PULSYS product candidate, we may be unable to meet our anticipated development and commercialization timelines, which could have a material adverse effect on our business, growth prospects and financial condition, and we may need to revise our business strategy.

Item 4. Submission of Matters to Vote of Security Holders
     At our annual meeting of stockholders, held on June 23, 2009, or the Annual Meeting, the following members were re-elected to the Board of Directors:

	Affirmative Votes	Votes Withheld
Term expiring in 2012:
Lord James Blyth	77,353,173	3,566,384
James H. Cavanaugh, Ph.D.	80,094,615	824,942
John Thievon	80,093,713	825,844
     Wayne T. Hockmeyer, Ph.D. chose not to stand for re-election. In addition, the following members of the Board of Directors had terms of office that continued after the Annual Meeting: R. Gordon Douglas, MD, Richard W. Dugan, William C. Pate, Mark R. Sotir, Martin A. Vogelbaum and Harold R. Werner.
     The following proposals were approved at our Annual Meeting:

	Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
Amend MiddleBrook’s certificate of incorporation and bylaws to declassify the board of directors.	80,389,455	331,230	198,872	—

Amend MiddleBrook’s Stock Incentive Plan to increase the number of shares reserved for issuance thereunder by 3,500,000 shares.	59,162,491	5,298,871	136,307	16,321,890

Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 31, 2009	80,559,902	200,526	159,128	—

ITEM 6. Exhibits

Exhibit	Description
3.1	Eighth Amended and Restated Certificate of Incorporation of Registrant.

3.2	Amended and Restated Bylaws of Registrant.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBROOK PHARMACEUTICALS, INC.
Dated: August 6, 2009	/s/ DAVID BECKER
David Becker
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Eighth Amended and Restated Certificate of Incorporation of Registrant.

3.2	Amended and Restated Bylaws of Registrant.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.