Form 10-Q
period 2009-09-30
MiddleBrook Pharmaceuticals, Inc.
filed 2009-11-05
CIK 1161924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of October 30, 2009, 86,511,898 shares of common stock of the registrant were outstanding.

MIDDLEBROOK PHARMACEUTICALS, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements made under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Securities Act of 1933, that reflect our current plans, beliefs, estimates and views with respect to, among other things, future events and financial performance. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “potential,” “estimate,” “will,” “may,” “predict,” “should,” “could,” “would” and similar expressions. Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding our future financial performance and growth prospects, our need for additional capital and the sufficiency of our cash resources, the successful commercialization of MOXATAG and its market position and growth, the impact of the strep throat season, estimated expense savings from our sales force realignment, our ability to in-license, co-promote or acquire other products, the status of the KEFLEX PULSYS Phase III study and our product development efforts, the amounts of charge-backs and rebates we record, the impact of market and foreign currency risk, our ability to rely on previous FDA findings for our PULSYS product candidates, and our failure to achieve the targets for 2009 bonuses. You should not place undue reliance on these forward-looking statements. The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including, but not limited to:
•	the failure to obtain market acceptance or to successfully commercialize MOXATAG and any decrease in sales of KEFLEX 750mg;

•	the severity of the strep throat season;

•	unsuccessful product development candidates and the effectiveness of the PULSYS technology;

•	the effectiveness of our sales and marketing efforts;

•	our ability to meet our anticipated operating needs with our revenues, existing cash and our revolving line of credit and our ability to obtain additional financing;

•	current market conditions on our products and business;

•	our obligations related to product returns;

•	our reliance on third parties to provide us with the active pharmaceutical ingredients in our products and product candidates, and to perform certain aspects of the manufacturing, packaging and distribution of our products;

•	our ability to protect our intellectual property;

•	our reliance on and continued consolidation of our top customers and continued pricing pressures;

•	reimbursement of our products under managed care programs;

•	our exposure to credit rate, interest rate and exchange rate risk;
as well as other risks and uncertainties identified in Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.
We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict these new risks or uncertainties, nor can it assess the impact, if any, that any such risks or uncertainties may have on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those projected in any forward-looking statement. Accordingly, the risks and uncertainties to which we are subject can be expected to change over time, and we undertake no obligation to update publicly or review the risks or uncertainties described in this Quarterly Report on Form 10-Q. We also undertake no obligation to update publicly or review any of the forward-looking statements made in this Quarterly Report on Form 10-Q, whether as a result of new information, future developments or otherwise.
In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
KEFLEX, KEFLEX 250 MG, KEFLEX 500 MG, KEFLEX 750 MG, MiddleBrook, MiddleBrook Pharmaceuticals (stylized), MiddleBrook Pharmaceuticals, Inc., M1 (stylized), MOX-10, MOXAKIT, MOXATAG1 (stylized), MOXATAG, MOXATEN, MOX-PAK, MOXPAK, MOXPAK (stylized), and PULSYS are our trademarks and have been registered in the U.S. Patent and Trademark Office or are the subject of pending U.S. trademarks applications. Each of the other trademarks, tradenames, or service marks appearing in this document belongs to the respective holder. Except as otherwise indicated by the context, references to “we,” “us,” “our,” “MiddleBrook,” or the “Company,” refer to MiddleBrook Pharmaceuticals, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MIDDLEBROOK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,403	$30,520
Marketable securities	3,000	44,242
Accounts receivable, net of allowances of $524 and $380	1,765	426
Inventories, net	3,716	335
Other current assets	2,659	2,638

Total current assets	36,543	78,161
Property and equipment, net	6,393	4,192
Other noncurrent assets	1,532	1,395
Intangible assets, net	10,706	11,445

Total assets	$55,174	$95,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,282	$2,993
Other current liabilities	10,950	6,141

Total current liabilities	12,232	9,134
Deferred contract revenue	11,625	11,625
Other long-term liabilities	3,548	2,503

Total liabilities	27,405	23,262

Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized, no shares issued or outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 225,000 shares authorized, 86,512 and 86,433 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	865	864
Capital in excess of par value	310,374	307,705
Accumulated deficit	(283,470)	(236,914)
Accumulated other comprehensive income	—	276

Total stockholders’ equity	27,769	71,931

Total liabilities and stockholders’ equity	$55,174	$95,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Product sales	$1,115	$2,267	$12,232	$7,183

Costs and expenses:
Cost of product sales	517	350	1,553	1,345
Research and development	1,445	6,898	4,830	14,270
Selling, general and administrative	16,166	7,004	52,659	15,695

Total costs and expenses	18,128	14,252	59,042	31,310

Loss from operations	(17,013)	(11,985)	(46,810)	(24,127)
Interest income	20	172	384	387
Interest expense	(31)	—	(83)	—
Warrant expense	—	(954)	—	(6,714)
Other income (expense)	113	—	128	—

Loss before income taxes	$(16,911)	$(12,767)	$(46,381)	$(30,454)
Income taxes	53	—	174	—

Net loss	$(16,964)	$(12,767)	$(46,555)	$(30,454)
Loss attributable to noncontrolling interest	—	305	—	485

Net loss attributable to MiddleBrook Pharmaceuticals	$(16,964)	$(12,462)	$(46,555)	$(29,969)

Basic and diluted net loss per share attributable to MiddleBrook Pharmaceuticals common stockholders	$(0.20)	$(0.19)	$(0.54)	$(0.52)

Shares used in calculation of basic and diluted net loss per share	86,509	64,649	86,476	58,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(46,555)	$(30,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,757	5,850
Warrant expense	—	6,714
Stock-based compensation	2,597	1,256
Deferred rent and credit on lease concession	(7)	(223)
Amortization of premium (discounts) on marketable securities	(25)	(30)
Net realized gains on investments	63	—
Loss on fixed assets and facilities	966	968
Deferred tax expense	174	—
Changes in:
Accounts receivable	(1,338)	111
Inventories	(3,381)	269
Other current assets	(237)	472
Other noncurrent assets	(137)	(250)
Accounts payable	(1,711)	931
Other liabilities	2,033	(657)

Net cash used in operating activities	(44,801)	(15,043)

Cash flows from investing activities:
Repurchase of Keflex assets from Deerfield	—	(12,190)
Purchases of marketable securities	(5,206)	(11,240)
Sales and maturities of marketable securities	46,149	2,380
Purchases of property and equipment	(53)	(39)
Proceeds from sale of property and equipment	—	472

Net cash provided by/(used in) investing activities	40,890	(20,617)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,279)	—
Proceeds from private placement of common stock, net of issue costs	—	115,943
Payment to settle warrant liability	—	(8,814)
Proceeds from exercise of common stock options	73	758
Proceeds from exercise of common stock warrants	—	164

Net cash (used in)/provided by financing activities	(1,206)	108,051

Net (decrease)/increase in cash and cash equivalents	(5,117)	72,391
Cash and cash equivalents, beginning of period	30,520	1,952

Cash and cash equivalents, end of period	$25,403	$74,343

Supplemental disclosure of cash flow information:
Cash paid for interest	$83	$—

Supplemental disclosure of noncash investing and financing transactions:
Capital lease obligations incurred for leased vehicles	$4,967	$—
Capital lease obligations for terminated leases	$(795)	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
The Company has experienced significant operating losses since its inception in 2000. As of September 30, 2009, the Company had an accumulated deficit of $283.5 million. The process of developing and commercializing the Company’s products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, substantial marketing and sales efforts, and manufacturing capabilities. These activities, together with the Company’s general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. In January 2008, the Company received approval from the U.S. Food and Drug Administration (“FDA”) to market its lead product, MOXATAG (amoxicillin extended-release) Tablets, 775 mg, which it began to market on March 16, 2009. The Company has and will continue to incur significant expenses associated with the commercialization of MOXATAG. To date, revenues recognized from the KEFLEX (immediate-release cephalexin) and MOXATAG products have been limited and have not been sufficient for the Company to achieve or sustain profitability. The Company expects to incur a loss from operations in 2009. The Company believes its existing cash resources and available borrowings under its revolving line of credit will be sufficient to fund its operations through the first quarter of 2010 at its planned levels of research, development, sales and marketing activities, including the commercialization of MOXATAG, barring unforeseen developments.
The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its ability to successfully commercialize MOXATAG. Although the Company continues to pursue MOXATAG’s commercialization, there is no assurance that it will be successful. The Company currently plans to enter into arrangements with other parties to raise additional capital, which may dilute the ownership of its equity investors. The Company may also seek other sources of financing, including additional debt. There can be no guarantee other financing will be available to the Company on acceptable terms, if at all.
The Company’s estimates of future capital requirements are uncertain and will depend on a number of factors, including the success of its commercialization of MOXATAG, the progress of its research and development of product candidates, the timing and outcome of regulatory approvals, cash received from sales of its MOXATAG product and immediate-release KEFLEX products, payments received or made under any future collaborative agreements, the costs involved in enforcing patent claims and other intellectual property rights, the acquisition of licenses for new products or compounds, the status of competitive products, the availability of financing and the Company’s or its potential partners’ success in developing markets for its product candidates. Changes in the Company’s commercialization and development plans, partnering activities, regulatory activities and other developments may increase its rate of spending and decrease the period of time its available resources will fund its operations. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research, development or commercialization programs, or may adversely affect the Company’s ability to operate as a going concern.
The Company previously announced that it had planned to start its Phase III clinical trial for the KEFLEX PULSYS product candidate in 2010, contingent upon the success of the MOXATAG launch and FDA agreement with the Company’s clinical protocol. The Company submitted a Special Protocol Assessment (“SPA”) to the FDA in June 2009 for its KEFLEX PULSYS product candidate, and the FDA responded to the Company’s SPA on July 30, 2009. At this time, the Company has not gained agreement with the FDA regarding the non-inferiority design and planned analysis of the study as outlined in the SPA. Accordingly, the Company is delaying the development of its KEFLEX PULSYS product candidate. Any future development is contingent upon the successful commercialization of MOXATAG, adequate financial resources and the FDA’s agreement with a revised study design.
2. Summary of Significant Accounting Policies
Financial Accounting Standards Codification™
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the official single source of authoritative GAAP. All existing accounting standards are superseded by the Codification, and all other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.
The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company has adopted the provisions of SFAS 168, which is now referred to as ASC 105, “Generally Accepted Accounting Principles,” beginning with this Quarterly Report on Form 10-Q. The impact on the Company’s financial statements is limited to disclosures, as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, the Company is providing the Codification cross-reference topic alongside the references to the standards issued and adopted prior to the adoption of the Codification.
Consolidation
The condensed consolidated financial statements include the accounts of the Company, together with the accounts of Kef Pharmaceuticals, Inc. (“Kef”) and Lex Pharmaceuticals, Inc. (“Lex”), two variable interest entities for which MiddleBrook was the primary beneficiary, as defined by ASC 810, “Consolidation” (formerly FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities”). Kef and Lex are legal entities that were formed in October 2007 by Deerfield Management L.P. (“Deerfield”), which purchased certain non-PULSYS KEFLEX assets from the Company, including KEFLEX product inventories, in 2007. See Note 4. Noncontrolling Interest — Deerfield Transaction for a discussion of the Deerfield transaction. The Company repurchased the non-PULSYS KEFLEX assets from Deerfield on September 4, 2008 by purchasing all of the outstanding capital stock of both Kef and Lex pursuant to an agreement dated July 1, 2008 (the “Deerfield Agreement”), entered into with Deerfield and certain of its affiliates, including Kef and Lex (collectively, Kef, Lex and Deerfield are hereinafter referred to as the “Deerfield Entities”). All significant intercompany accounts and transactions between MiddleBrook and the two variable interest entities, Kef and Lex, have been eliminated effective September 4, 2008. After the repurchase of the non-PULSYS KEFLEX assets from the Deerfield Entities, the balances of the accounts remain fully consolidated as part of the Company.
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
Derivative Financial Instruments
The Company has historically entered into foreign currency forward exchange contracts to hedge forecasted inventory and sample purchase transactions that are subject to foreign exchange exposure to either the euro or British pound sterling. These instruments were designated as cash flow hedges in accordance with ASC 815, “Derivatives and Hedging” (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137, No. 138 and No. 149”) and were recorded in the Company’s condensed consolidated balance sheet at fair value in either Other current assets (for unrealized gains) or Other current liabilities (for unrealized losses). In accordance with ASC 815 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”), which became effective January 1, 2009, the Company expanded its disclosures associated with its use and accounting of derivative instruments. The adoption of this new accounting pronouncement did not have an impact on the Company’s financial statements beyond the required expanded disclosures.
For derivatives designated as cash flow hedges, the effective portions of the changes in the fair value of the derivative were recorded in Accumulated other comprehensive income and recognized in the income statement when the hedged item affected earnings, through Cost of goods sold for inventory and Selling, general and administrative for samples. Ineffective portions of changes in the fair value of cash flow hedges were recognized in Other expense. Hedge effectiveness for foreign currency forward contracts is measured by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.
The Company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes identifying the designated derivative to forecasted transactions. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged item. The maturities of the forward exchange contracts generally coincide with the settlement dates of the underlying exposure.

The Company does not use derivatives for trading purposes and restricts all derivative transactions to those intended for hedging purposes.
The Company had the following outstanding balances on foreign exchange forward contracts at the respective dates:

	Units of Foreign Currency
	(in thousands)
Foreign Currency	September 30, 2009	December 31, 2008
Euro	€0	€2,000
British pound sterling	£0	£1,000
The fair value of these contracts is reported in the balance sheet as follows:

	Balance Sheet	Fair Value at	Fair Value at
	Location	September 30, 2009	December 31, 2008
		(in thousands)
Derivatives designated as hedging instruments
Foreign Exchange Forward Contracts	Other current assets	$0	$216
Foreign Exchange Forward Contracts	Other current liabilities	0	27

Total derivatives designated as hedging instruments		$0	$189

For additional information on the fair value measurements of the derivative instruments and other financial instruments, see Note 15. Fair Value Measurements.
For the nine-month period ended September 30, 2009, the Company recognized $15,000 in Other expense due to hedge ineffectiveness. There were no amounts recognized for ineffectiveness for the three-month period ended September 30, 2009 or the three- or nine-month periods ended September 30, 2008. As of December 31, 2008, Accumulated other comprehensive income included the net unrealized gains on the forward contracts of $116,000, net of taxes. There were no derivative contracts, and therefore no unrealized amounts, outstanding as of September 30, 2009.
Accounts Receivable
Accounts receivable represent amounts due from trade customers for sales of pharmaceutical products. Allowances for estimated product discounts, chargebacks and wholesaler rebates are recorded as reductions to gross accounts receivable. Amounts due for returns and estimated rebates payable to third parties are included in Other current liabilities.
Intangible Assets
Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The non-PULSYS KEFLEX assets are being amortized over 12 years to coincide with the expiration date of certain patents owned by the Company that it intends to utilize for the KEFLEX PULSYS product candidate. Based on the FDA’s response to the Company’s SPA received on July 30, 2009, the Company has not gained agreement with the FDA regarding its non-inferiority design and planned analysis of the Phase III trial for its KEFLEX PULSYS product candidate as outlined in the SPA. Accordingly, the Company has delayed the Phase III trial pending the successful commercialization of MOXATAG, adequate financial resources and the FDA’s agreement with a revised study design. Based on the FDA’s response, the Company has performed an impairment analysis of the intangible asset and has determined that it is not impaired at this time. The Company will continue to monitor the value and life of the asset in relation to the status of the Phase III trial for KEFLEX PULSYS.
The KEFLEX brand name and other intangible assets were acquired for marketing purposes, and the related amortization is charged to selling expense. The Company does not have identifiable intangible assets with indefinite lives.
Leases — Capital
The Company leases vehicles for its field sales force to assist them in performing their responsibilities of calling on physicians and pharmacists. These vehicle leases are accounted for as capital leases. The Company has recorded a $5.0 million asset and an offsetting liability for the present value of the minimum lease payments at the inception of the lease. The asset is included within Property and equipment, net and is depreciated over the term of the leases. The liability is reduced as the monthly payments are made, with a portion applied to the obligation and the balance recorded as interest expense. During the third quarter of 2009, the Company completed a reduction of its field sales force, which resulted in the termination of automobile leases with a net book value of $0.8 million. The net book value of the terminated automobile leases was removed from Property and equipment, net and the associated liabilities were removed from other current and long-term liabilities. As of September 30, 2009, the remaining net book value for ongoing leases is $2.9 million, which is included in Property and equipment, net; the associated liabilities of $1.5 million are included in Other current liabilities and $1.4 million are included in Other long-term liabilities.

Registration Payment Arrangements
The Company views a registration rights agreement containing a liquidated damages provision as a separate freestanding contract that has nominal value, and the Company has followed that accounting approach consistent with ASC 480, “Distinguishing Liabilities from Equity” (formerly FASB Staff Position (“FSP”) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”). Under this approach, the registration rights agreement is accounted for separately from the financial instrument and measured in accordance with ASC 450, “Contingencies” (formerly SFAS No. 5, “Accounting for Contingencies”). Should the Company conclude that it is more likely than not that a liability for liquidated damages will occur, the Company would record the estimated cash value of the liquidated damages liability at that time.
Segment and Geographic Information
In accordance with ASC 280, “Segment Reporting” (formerly SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”), the Company has determined that it operates in one business segment. The Company is organized along functional lines of responsibility and does not utilize a product, divisional or regional organizational structure. The entire business is managed by a single management team that reports to the chief executive officer.
Long-lived assets, consisting of property and equipment, are located both in the United States and Ireland. Below is geographic information for the nine months ended and as of September 30, 2009:

		Property and
Geographic Information	Product Sales	Equipment
	(in thousands)
United States	$12,232	$4,489
Ireland	—	1,904

Total	$12,232	$6,393

Other Recent Accounting Pronouncements
In December 2007, the FASB issued ASC 805, “Business Combinations” (formerly SFAS No. 141 (revised 2007), “Business Combinations”), which became effective for financial statements issued for fiscal years beginning on or after December 15, 2008. ASC 805 established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination. ASC 805 also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of ASC 805 had no impact on the Company’s results of operations and financial condition and will be implemented prospectively, as circumstances require.
In December 2007, the FASB changed the accounting and reporting for minority interests in ASC 810, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”). Minority interests are recharacterized as noncontrolling interests (“NCI”) and classified as a component of equity. ASC 810 also requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810 is effective for the Company beginning with the current fiscal year. The Company has adjusted the presentations and disclosures relating to NCI in the three- and nine-month periods ended September 30, 2008, as required by ASC 810.
In February 2008, the FASB deferred the effective date of parts of ASC 820, “Fair Value Measurements and Disclosures” (formerly SFAS No. 157, “Fair Value Measurements”) for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, in order to provide the FASB additional time to consider the effect of certain implementation issues that had arisen from the application of ASC 820 to these nonfinancial assets and nonfinancial liabilities. ASC 820 defined fair value, established a framework for measuring fair value in accordance with GAAP, and expanded disclosures about fair value measurements. The adoption of ASC 820 for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s results of operations and financial condition.
In May 2009, the FASB issued ASC 855, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”), which is effective for interim or annual financial periods ending after June 15, 2009. ASC 855 established guidance regarding circumstances under which subsequent events must be recognized, the period during which to evaluate events subsequent to the financial statement date, and disclosures associated with those events. The Company has incorporated the required disclosures in this Quarterly Report on Form 10-Q.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which is not yet included within the ASC Codification. SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact that the adoption of SFAS 167 will have on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value,” which amends ASC 820, “Fair Value Measurements and Disclosures.” ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. ASU 2009-05 is effective beginning with the first reporting period (including interim periods) after its issuance, which, for the Company, is this Quarterly Report on Form 10-Q. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations and financial condition.
3. Revenue and Deferred Revenue
The Company records revenue from sales of pharmaceutical products under the KEFLEX brand name and, beginning in the first quarter of 2009, under the MOXATAG brand name.
Beginning July 15, 2009, the Company implemented a $20 maximum co-pay program for MOXATAG. The program is designed to keep a patient’s net out-of-pocket co-pay expense for a MOXATAG prescription at no more than $20. Patients can redeem a voucher at the point-of-sale in conjunction with having a MOXATAG prescription filled. During the third quarter of 2009, a $1.7 million charge for this program was recorded as a reduction of net revenues, resulting from a combination of vouchers redeemed during the quarter and an estimated liability for future redemption of these vouchers. The liability was calculated based on the estimated number of prescriptions in the channel (i.e., inventory that the Company has sold to retailers and wholesalers but that has yet to be filled as prescriptions for an end-user patient), combined with estimated voucher redemption rates and values.
While the liability was incurred and recorded in connection with the commencement of the program in July 2009, it is associated with MOXATAG inventory sold into the channel during each of the quarters of 2009. Had the program started simultaneously with the commercial launch of MOXATAG, $0.4 million of the $1.7 million charge would have been recorded in the third quarter. The remaining charge of $1.3 million was a cumulative catch-up charge relating to MOXATAG product sold by the Company during the first and second quarters of 2009 that was in the channel for potential use with a voucher. The Company continues to review the assumptions surrounding this liability as additional information becomes available.
4. Noncontrolling Interest — Deerfield Transaction
On November 7, 2007, the Company entered into a series of agreements with Deerfield, which provided for a potential capital raise of up to $10 million in cash in two potential closings through the sale or assignment of certain of the Company’s non-PULSYS KEFLEX assets to two Deerfield affiliates, Kef and Lex.
On July 1, 2008, the Company entered into a definitive securities purchase agreement for a $100 million equity investment in the Company by EGI-MBRK, L.L.C. (“EGI”), an affiliate of Equity Group Investments, L.L.C., in the form of 30,303,030 shares of MiddleBrook common stock at $3.30 per share and a five-year warrant to purchase a total of 12,121,212 shares of MiddleBrook common stock at an exercise price of $3.90 per share. The transaction (the “EGI Transaction”) was subject to stockholder approval and closed on September 4, 2008. A portion of the proceeds received from the EGI Transaction was used to repurchase those certain KEFLEX (immediate-release cephalexin) assets sold and assigned to two affiliates of Deerfield, Kef and Lex, by purchasing all of the outstanding capital stock of both Kef and Lex.
Variable Interest Entities and Consolidation
Kef and Lex were determined to be variable interest entities of the Company, which was determined to be the primary beneficiary. Thus, the Company consolidated the financial condition and results of operations of Kef and Lex. Accordingly, the net losses of $305,000 and $485,000 attributable to the noncontrolling interest (the results of Kef and Lex) for the three- and nine-month periods ended September 30, 2008, respectively, have been removed from the net loss in the condensed consolidated statement of operations in order to determine the net loss attributable to MiddleBrook.
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
5. Other Comprehensive Income
ASC 220, “Comprehensive Income” (formerly SFAS No. 130, “Reporting Comprehensive Income”) requires a full set of general-purpose financial statements to include the reporting of “comprehensive income.” Other comprehensive income consists of unrealized gains and losses on available-for-sale marketable securities and unrealized gains and losses on foreign exchange forward contracts. As of September 30, 2009, all previously recorded unrealized gains and losses have been recognized as part of income, resulting in no adjustment from Net loss to comprehensive loss.

The following table presents the computation of comprehensive loss for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	(in thousands)
	2009	2008
Net loss	$(16,964)	$(12,767)
Net unrealized investment gains	—	37

Total comprehensive loss	$(16,964)	$(12,730)
Comprehensive loss attributable to noncontrolling interests	—	305

Comprehensive loss attributable to MiddleBrook Pharmaceuticals	$(16,964)	$(12,425)

	Nine Months Ended September 30,
	(in thousands)
	2009	2008
Net loss	$(46,555)	$(30,454)
Net unrealized investment gains	—	37

Total comprehensive loss	$(46,555)	$(30,417)
Comprehensive loss attributable to noncontrolling interests	—	485

Comprehensive loss attributable to MiddleBrook Pharmaceuticals	$(46,555)	$(29,932)

6. Earnings Per Share
Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of potential common shares outstanding during the period, including outstanding stock options, is measured by the treasury stock method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company incurred net losses for the three- and nine-month periods ended September 30, 2009 and 2008, and accordingly, did not assume exercise of any of the Company’s outstanding stock options or warrants.
The following securities could potentially dilute basic earnings per share in the future and were not included in the computation of diluted earnings per share because they would have been antidilutive for the periods presented:

	September 30,
	(in thousands)
(Number of Underlying Common Shares)	2009	2008
Stock options	15,392	12,168
Warrants	25,562	25,562

Total	40,954	37,730

7. Marketable Securities
Marketable securities, including accrued interest, at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
Government debt securities	$3,000	$—	$—	$3,000

Total marketable securities	$3,000	$—	$—	$3,000

	December 31, 2008
	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
Corporate debt securities	$11,331	$68	$—	$11,399
Government debt securities	32,650	193	—	32,843

Total marketable securities	$43,981	$261	$—	$44,242

The above marketable debt securities consist of corporate and government agency bonds with contractual maturities of less than six months. The Company realized $128,000 and $161,000 of gains on its investments during the three- and nine-month periods ended September 30, 2009, respectively. The Company did not realize any gains or losses on investments during the comparable periods ended September 30, 2008. Any gains or losses to be recognized by the Company upon the sale of a marketable security are specifically identified by investment. The Company did not have any other-than-temporary declines in the fair value of its investments.

8. Accounts Receivable
Accounts receivable, net consists of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Accounts receivable for product sales, gross	$2,289	$806
Allowances for rebates, discounts and chargebacks	(524)	(380)

Accounts receivable for product sales, net	$1,765	$426

The Company’s largest customers are large wholesalers of pharmaceutical products and retailers. Three large wholesalers accounted for approximately 54.0%, 15.8% and 11.0%, respectively, of the Company’s accounts receivable for product sales as of September 30, 2009.
9. Inventories
Inventories, net consists of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Finished goods	$2,682	$374
Raw materials	1,291	—
Reserve for slow-moving inventory	(257)	(39)

Inventories, net	$3,716	$335

During both the three- and nine-month periods ended September 30, 2009, there was an additional reserve of $218,000 recorded for slow-moving KEFLEX inventory. During the three- and nine-month periods ended September 30, 2008, $39,000 and $318,000, respectively, was recorded for obsolete and slow-moving inventory. There were no obsolete inventory stocks on hand at September 30, 2009 or December 31, 2008. During the three-month period ended September 30, 2009, the Company purchased $1.3 million of active pharmaceutical ingredient to be utilized by the third-party manufacturer in its MOXATAG product. This inventory is recorded as raw materials within the Company’s inventory balance.
10. Property and Equipment
Property and equipment consists of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Computer equipment	$751	$697
Furniture and fixtures	834	834
Equipment	3,473	3,473
Automobiles — capital leases	3,915	—
Leasehold improvements	9,239	9,239

Subtotal	18,212	14,243
Less — accumulated depreciation	(11,819)	(10,051)

Property and equipment, net	$6,393	$4,192

See Note 14. Commitments and Contingencies, for more detail.

11. Intangible Assets
Intangible assets at September 30, 2009 and December 31, 2008 consist of the following:

	September 30, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in thousands)
KEFLEX brand rights	$11,757	$(1,054)	$10,703
Patents acquired	120	(117)	3

Intangible assets	$11,877	$(1,171)	$10,706

	December 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in thousands)
KEFLEX brand rights	$11,757	$(324)	$11,433
Patents acquired	120	(108)	12

Intangible assets	$11,877	$(432)	$11,445

Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Prior to September 4, 2008, the KEFLEX brand rights were being amortized over 10 years. Since the re-acquisition of the non-PULSYS KEFLEX intangible assets from Deerfield on September 4, 2008, through purchasing all of the outstanding capital stock of Kef and Lex, the assets are being amortized over 12 years, to coincide with patents associated with the PULSYS technology that the Company currently intends to use for its KEFLEX PULSYS product candidate.
Based on the FDA’s response on July 30, 2009 to the Company’s SPA, the Company has not gained agreement with the FDA regarding its non-inferiority design and planned analysis of the Phase III study for its KEFLEX PULSYS product candidate as outlined in the SPA. Accordingly, the Company has delayed the Phase III trial pending the successful commercialization of MOXATAG, adequate financial resources, and the FDA’s agreement with a revised study design. Based on the FDA’s response, the Company has performed an impairment analysis of the intangible asset and has determined that it is not impaired at this time. The Company will continue to monitor the value and life of the asset in relation to the status of the Phase III trial for KEFLEX PULSYS.
Certain other Company-acquired patents are amortized over 10 years.
12. Restructuring
During the third quarter of 2009, the Company strategically realigned its field sales force and eliminated corporate staff positions to more aggressively preserve its financial resources. The Company terminated 63 field-based and 10 office-based employees. All employees were notified and terminated within the quarter. In connection with the reduction-in-force, the Company recorded $669,000 of severance expense and benefits. Of the total expense, $310,000 was recorded in Selling, general and administrative, while the remaining $359,000 was recorded within Research and development. The liability was recorded in current accrued expenses, as all amounts will be paid out within one year. The majority of the payments were made before September 30, 2009.
A rollforward of accrued severance for the nine-month period ended September 30, 2009 follows:

	Balance at	Accrued		Balance at
	December 31,	in		September 30,
Accrued Severance (in thousands)	2008	2009	Cash Paid	2009
2009 Reduction-in-force	$0	$669	$(629)	$40
2008 Severance	337	0	(337)	0

	$337	$669	$(966)	$40

13. Income Taxes
As required by ASC 740, “Income Taxes” (formerly SFAS 109, “Accounting for Income Taxes”), income tax expense or benefit for the year is allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income, and items charged or credited directly to stockholders’ equity. Pursuant to this intraperiod allocation requirement, for the three- and nine-month periods ended September 30, 2009, $53,000 and $174,000 of tax expense, respectively, has been allocated to the loss from continuing operations, and $53,000 and $174,000 of tax benefit, respectively, has been allocated to other comprehensive income due to the reduced unrealized gains recorded therein due to ASC 320 (formerly SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”) and ASC 815. The Company did not record any tax provision or benefit for the three- or nine- month periods ended September 30, 2008. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured at December 31, 2008 and September 30, 2009.
The Company has federal and state net operating losses, federal research and experimentation tax credit and state tax credit carryforwards available to reduce future taxable income. Under the provisions of Sections 382 and 383 of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and research and experimentation tax credit carryforwards that may be utilized in future years. During 2001, 2005 and 2008, the Company may have experienced such ownership changes.

The Company is primarily subject to U.S. federal and Maryland and Texas state corporate income taxes.
The Company’s policy is to recognize interest related to income tax matters, if any, in interest expense and penalties related to income tax matters, if any, in operating expenses. As of September 30, 2009 and December 31, 2008, the Company had no accruals for interest or penalties related to income tax matters.
14. Commitments and Contingencies
Leases — Facilities
As of September 30, 2009, $1.3 million of sublease loss is included in Other current liabilities and another $2.0 million is included with Other long-term liabilities. These balances include an additional charge of $1.0 million recorded in Research and development during the nine months ended September 30, 2009, based on the updated timing of anticipated cash flows mainly resulting from the Company entering into a lease amendment for a portion of one of its Maryland facilities during the period.
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
The Company had recorded a total gross asset value of $5.0 million associated with all automobile leases. During the third quarter of 2009, the Company completed a reduction of its field sales force, which resulted in the termination of automobile leases with a net book value of $0.8 million. The net book value associated with all terminated automobile leases, along with the remaining current and noncurrent liability balances, were removed from Property and equipment, net and other current and long-term liabilities on the Company’s condensed consolidated balance sheet. As of September 30, 2009, $2.9 million of net book value of the automobiles remains in Property and equipment, net associated with the ongoing capital leases, and the associated liabilities of $1.5 million are included in Other current liabilities and $1.4 million are included in Other long-term liabilities. For the three- and nine-month periods ended September 30, 2009, the Company paid $31,000 and $83,000, respectively, for imputed interest on capital leases.
15. Fair Value Measurements
ASC 850 (formerly SFAS 157, “Fair Value Measurements”) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•	Level 1 — defined as observable inputs such as quoted prices in active markets;

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following table summarizes the Company’s fair value measurements as of September 30, 2009 and December 31, 2008 for assets measured at fair value on a recurring basis.

	Fair Value Measurement at September 30, 2009
	(in thousands)
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)
Marketable debt securities	$—	$3,000	$—

Total	$—	$3,000	$—

	Fair Value Measurement at December 31, 2008
	(in thousands)
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)
Marketable debt securities	$—	$44,242	$—
Foreign exchange contracts	—	190	—

Total	$—	$44,432	$—

16. Related Party Transactions
Consulting Arrangements
On October 17, 2008, the Company’s Board of Directors appointed Lord James Blyth to the Board and elected him as its vice chairman. In connection with his new appointment, the Company entered into a consulting agreement with Lord Blyth; pursuant to which Lord Blyth will provide strategic guidance in late-stage development and commercialization of the Company’s research and development efforts. The consulting agreement has a term of 36 months beginning on October 17, 2008. As compensation for his services under the consulting agreement, Lord Blyth received an option under the MiddleBrook Amended and Restated Stock Incentive Plan to purchase 470,000 shares of the Company’s common stock with an exercise price of $1.34 per share, equal to the closing price of the Company’s common stock on the NASDAQ Global Market on October 16, 2008. The option has a term of three years and fully vests one month prior to the expiration of the consulting agreement. The Board may accelerate the vesting, or terminate the consulting agreement prior to the vesting of the option, at any time in the Board’s sole discretion based on a review of Lord Blyth’s contribution to the Company. Lord Blyth will not be eligible to participate in any benefit programs that the Company maintains for its employees. The Company will not reimburse Lord Blyth for any expenses except for reasonable travel expenses incurred in connection with his performance of consulting services, unless otherwise agreed by the Company.
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
The Company’s obligations under the Loan Agreement are collateralized by a security interest on substantially all of the Company’s assets, excluding intellectual property, except that the collateral includes all accounts and all proceeds of the Company’s intellectual property. The Loan Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a minimum tangible net worth and covenants limiting the Company’s ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens or enter into negative pledge agreements, make investments, make distributions in respect of the Company’s capital stock (including repurchases of such capital stock), or enter into transactions with affiliates. The Loan Agreement also contains events of default that include, among others, failure to make payments when due, inaccuracy of representations and warranties, violation of covenants, events constituting a material adverse change, bankruptcy and insolvency events, material judgments, and cross defaults to certain other agreements. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Loan Agreement and an increase to the applicable interest rate, and would permit SVB to exercise remedies with respect to the collateral under the Loan Agreement.
As of September 30, 2009, the Company was in compliance with the loan covenants, had $1.7 million in available borrowings under the Revolving Line, and had no amounts outstanding.
18. Subsequent Events
The Company has reviewed subsequent events that may impact its financial condition, results of operations and disclosures as of November 5, 2009, the date of issuance of this Quarterly Report on Form 10-Q. The impact of any event that would result in a material change to its estimates and assumptions as of September 30, 2009 has been incorporated into the financial statements and associated disclosures.
Effective November 1, 2009, the Company’s wholly-owned subsidiaries Kef and Lex have merged into their parent company, MiddleBrook Pharmaceuticals, Inc. Any trademarks, copyrights or other assets or rights have been assigned to the Company, and any and all liabilities or obligations of Kef and Lex have been assumed by the Company.

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
Our Business
We are a pharmaceutical company focused on developing and commercializing anti-infective drug products that fulfill unmet medical needs. We have developed a proprietary drug delivery technology called PULSYS, which enables the pulsatile delivery, or delivery in rapid bursts, of certain drugs. We believe our PULSYS technology offers prolonged release and absorption of drugs.
Our near-term corporate strategy is to develop and market antibiotics that have been used and trusted for decades with improved dosing regimens and frequency of dosing, which we believe improves patient dosing convenience and compliance. Additionally, we are pursuing opportunities to in-license, co-promote or acquire products to more effectively utilize our sales force. We currently have 26 U.S.-issued patents and six foreign patents covering our PULSYS technology, which extend through 2020.
Our current PULSYS product, MOXATAG (amoxicillin extended-release) Tablets, 775 mg, received U.S. Food and Drug Administration, or FDA, approval for marketing on January 23, 2008, and is the first and only FDA-approved once-daily amoxicillin with no AB-rated generic. It is approved for the treatment of pharyngitis/tonsillitis secondary to Streptococcus pyogenes, commonly known as strep throat, for adults and pediatric patients age 12 and older. MOXATAG is dosed once daily, versus the current most commonly prescribed generic amoxicillin treatment regimen for pharyngitis/tonsillitis of 500 mg three times per day, according to the 2008 IMS Health National Disease and Therapeutic Index™. Our field sales force representatives and managers detail MOXATAG to approximately 27,000 primary care physicians and 12,500 pharmacies to educate health care professionals on the benefits of our MOXATAG product. We have structured our sales territories to maximize the field sales force’s ability to detail health care professionals who have traditionally written most of the prescriptions for the antibiotic treatment of strep throat.
We have two additional PULSYS product candidates. We had previously announced that we had planned to start our Phase III clinical trial for our KEFLEX (Cephalexin) PULSYS product candidate for the treatment of skin and skin structure infections in 2010. We believe the added convenience of improving cephalexin from its typical two-to-four times per day dosing regimen to a once-daily product represents an attractive commercial opportunity. We submitted a Special Protocol Assessment, or SPA, to the FDA in June 2009 for our KEFLEX PULSYS product candidate. The FDA responded to our SPA on July 30, 2009. At this time, we have not gained agreement with the FDA regarding the non-inferiority design and planned analysis of the study as outlined in the SPA. Accordingly, we are delaying the development of our KEFLEX PULSYS product candidate. Any future development is contingent upon the successful commercialization of MOXATAG, adequate financial resources and the FDA’s agreement with a revised study design. We also intend to conduct a Phase II trial to evaluate various dosing regimens of our amoxicillin pediatric PULSYS product candidate in a sprinkle formulation, for use in pediatric patients more than two years old with pharyngitis/tonsillitis secondary to Streptococcus pyogenes. Our Phase II trial for the pediatric PULSYS sprinkle product is currently delayed based upon the availability of additional funds.
We currently market certain drug products that do not utilize our PULSYS technology and are not protected by any other patents. We acquired the U.S. rights to KEFLEX (Cephalexin, USP) capsules, the immediate-release brand of cephalexin, from Eli Lilly and Company, or Eli Lilly, in 2004. The Innovex division of Quintiles Transnational Corporation, or Innovex, provided us with a contract sales force for the promotion of KEFLEX 750 mg capsules. However, in November 2008, we terminated our agreement with Innovex, and we now rely on our internal field sales force to market KEFLEX 750 mg in addition to MOXATAG.
Our future operating results will depend largely on our ability to successfully commercialize both MOXATAG, our current PULSYS product, and our KEFLEX 750 mg product, as well as our ability to develop, in-license, co-promote or acquire other products.
The results of our operations vary significantly from year to year and quarter to quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks detailed in our Annual Report on Form 10-K for the year ended December 31, 2008 and elsewhere in this Quarterly Report on Form 10-Q. In addition, aminopenicillin antibiotics like MOXATAG experience seasonality, with prescriptions peaking between October and March, according to IMS Health, National Prescription Audit™. We do not believe that the cephalexin antibiotic market experiences any seasonality.

Management Overview of 2009
Achievements of the First Nine Months of 2009
The following summarizes the key events that occurred during the first nine months of 2009:
•	We launched MOXATAG, the first and only FDA-approved once-daily amoxicillin on March 16, 2009.

•	We hired a nationwide field sales force and managers to detail MOXATAG and KEFLEX 750 mg.

•	We entered into a loan agreement for a two-year $10.0 million working capital-based revolving line of credit with Silicon Valley Bank on June 29, 2009.

•	We implemented a $20 maximum co-pay program for MOXATAG.
Focus for Remainder of 2009 and into 2010
Our primary focus for 2009 continues to be the commercialization of our MOXATAG product, along with the continued commercialization of our KEFLEX 750 mg capsules. We will also need to continue to preserve cash prior to our achieving commercial profitability and sustainable operating cash, and will need to raise additional capital either through an equity or debt financing.
We are working to validate additional active pharmaceutical ingredient providers for our MOXATAG product and negotiating with a new third-party manufacturer for our KEFLEX products.
Additionally, we are actively seeking additional products to acquire, in-license or co-promote to more effectively utilize our field sales force.
Based on the FDA’s response to our SPA, we plan to evaluate the extent of the work to be performed on our KEFLEX PULSYS product candidate. The Phase III trial for this product candidate has been delayed because we have not gained agreement with the FDA regarding our non-inferiority design and planned analysis of the study, as outlined in the SPA that we submitted to the FDA in June. Any future development of the KEFLEX PULSYS product candidate is contingent upon the successful commercialization of MOXATAG, adequate financial resources, and the FDA’s agreement with a revised study design.
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

PULSYS Product		Targeted PULSYS
Candidate/Program	Key Indication(s)	Added Value	Program Status(1)
KEFLEX (Cephalexin) — Adolescent & Adult	Skin and skin structure infections	Once daily for 10 days	Plans for Phase III delayed

Pediatric Amoxicillin PULSYS — Sprinkle	Pharyngitis/tonsillitis	Shorter course of therapy, or once daily	Plans for Phase II delayed

(1)	For an explanation of the terms Phase II and Phase III, please refer to Item 1. Business— “Government Regulation—New Drug Application Process” in our Annual Report on Form 10-K for the year ended December 31, 2008.
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

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which establishes the FASB Accounting Standards Codification, which we refer to as the Codification or ASC, as the official single source of authoritative GAAP. The Codification supersedes all existing accounting standards.
The Codification is not intended to change GAAP, but it changes the way GAAP is organized and presented. The provisions of this pronouncement are effective for interim and annual periods ending after September 15, 2009. We have incorporated the provisions of SFAS 168, which is now referred to as ASC 105, “Generally Accepted Accounting Principles,” in this Quarterly Report on Form 10-Q. In order to ease the transition to the Codification, we are providing the Codification cross-reference topic alongside the references to the standards issued and adopted prior to the adoption of the Codification.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
Revenue Recognition
We recognize revenue for the sale of pharmaceutical products as follows:
Product Sales. Provisions for sales discounts and estimates for chargebacks, service fees, rebates, co-pay assistance and product returns are established as a reduction of product sales revenue at the time revenues are recognized, based on historical experience adjusted to reflect known changes in the factors that impact these reserves. We recognize revenue in accordance with ASC 605, “Revenue Recognition” (formerly the SEC Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revision of Topic 13).
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
As of September 30, 2009 and December 31, 2008, the liability for product returns was $1.5 million and $1.3 million, respectively, and was recorded within Other current liabilities on our condensed consolidated balance sheet. The increased liability balance is the result of increased sales in 2009 compared to 2008, associated with the launch of MOXATAG. We estimate the level of sales that will ultimately be returned pursuant to our return policy and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues.
The amount of actual product returns may be higher or lower than the amounts accrued by us. Changes in our estimates would be recorded in the income statement in the period of the change. If we over- or under- estimate the quantity of product ultimately returned, it may have a material impact on our financial statements. Based on historical experience, we have estimated and accrued approximately 6% of gross product sales for KEFLEX 750 mg and 7% of gross product sales for all other KEFLEX strengths to cover future product returns. We have based our estimates for MOXATAG on the returns history of KEFLEX 750 mg.
Distribution Service Fees. Consistent with industry practice, we enter into distribution and inventory management agreements with our key wholesalers to provide incentives to effectively manage channel inventory and provide timely and accurate data with respect to inventory levels and data regarding sales activity.
The reserve for distribution service fees fluctuates based on the product mix and sales levels to each wholesaler. As of September 30, 2009 and December 31, 2008, the reserves for distribution service fees related to agreements with wholesalers were approximately $107,000 and $266,000, respectively, and were recorded as a reduction of gross accounts receivable. The decreased reserve balance compared to the prior year end is the result of lower sales during the third quarter of 2009 compared with the fourth quarter of 2008, combined with the timing of the deductions taken by wholesalers. The reserve is calculated and recorded as a reduction of gross sales at the time the product is sold, but the deduction is taken by the wholesaler against a future payment.

Chargebacks and Rebates. Chargebacks and rebates represent the difference between the prices at which we sell our products to wholesalers and the sales price ultimately paid under fixed price contracts by third-party payors, including governmental agencies. We record an estimate at the time of sale of the amount to be charged back to us or rebated to the end user.
As of September 30, 2009 and December 31, 2008, reserves for chargebacks were approximately $371,000 and $97,000, respectively, and recorded as a reduction of gross accounts receivable. The reserves for Medicaid rebates were approximately $170,000 and $67,000, respectively, for the same periods and were recorded within Other current liabilities. The increases in the reserve balances compared to prior year end are driven by the launch of MOXATAG during the first quarter of 2009, combined with the timing of payment and deductions taken against the reserves.
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
Co-Pay Assistance Programs. Our co-pay assistance program has evolved from our coupon and check programs. The coupon and check redemptions are based on the specific terms of the coupon or check and timing and quantity of distribution, combined with historical redemption rates. We launched our co-pay assistance program in July 2009, which we designed to keep a patient’s net out-of-pocket co-pay expense for a MOXATAG prescription at no more than $20. The co-pay voucher is available at doctors’ offices or through the MOXATAG website. Patients can redeem the voucher at the point-of-sale in conjunction with having a MOXATAG prescription filled. The estimated liability for the redemption of these vouchers is based on the estimated number of prescriptions that will be filled with a voucher compared to the number of prescriptions in the channel (i.e., inventory that we have sold to retailers and wholesalers but that has yet to be filled as prescriptions for an end-user patient). In addition to estimating the number of prescriptions to be filled, we also estimate the number of prescriptions remaining in the channel and the value for which each voucher will be redeemed to provide the $20 maximum co-pay benefit.
The initial liability for this co-pay assistance program was estimated based on redemptions of the vouchers to date, compared to prescriptions filled during the same period, to assist in determining the appropriate redemption rate for this program. The estimates will continue to be reviewed and refined as additional information becomes available. The initial charge of $1.7 million for this program was recorded as an adjustment to revenues during the third quarter of 2009 based on vouchers redeemed and an estimated liability for remaining prescriptions in the channel, the majority of which were sold by us in prior quarters of 2009. Had the program been initiated at the time of the commercial launch of MOXATAG, $0.4 million of the $1.7 million total charge would have been recorded in the third quarter of 2009, while the remaining portion of the charge would have been allocated to revenues in the first and second quarters of 2009. The reserve for our co-pay assistance program and check and coupon redemptions is recorded as a liability within Other current liabilities.
Other Sales Allowances and Reserves. We also record other sales allowances and reserves that reduce our gross product revenue, including cash discounts and pricing discounts. Cash discount reserves are recorded as an allowance against accounts receivable. Pricing discounts are based on the specific terms of each discount and are recorded at the time of the sale of such discounted product.
The following table shows the balances of liabilities and accounts receivable valuation accounts resulting from sales reserves and allowances at each balance sheet date:

	September 30,	December 31,
	2009	2008
	(in thousands)
Product returns	$1,479	$1,321
Co-pay assistance(1)	2,264	122
Rebates and other	170	67

Accrued returns, rebates and other(2)	3,913	1,510

Distribution service fees(3)	107	266
Chargebacks(3)	371	97
Cash discounts(3)	46	16

(1)	The co-pay assistance balance as of September 30, 2009 primarily consists of a liability for our co-pay assistance program associated with MOXATAG. The liability is based on estimated redemption rates for prescriptions in the channel and was initially recorded when the vouchers were available for physicians to distribute to their patients.

(2)	Accrued returns, rebates and other are reported within Other current liabilities on the condensed consolidated balance sheet.

(3)	Distribution fees, chargebacks and cash discounts are reported as valuation allowances against accounts receivable on the condensed consolidated balance sheet.

The following table summarizes the activity for the first nine months of 2009 associated with accrued returns, distribution fees, chargebacks and other sales allowances:

							Total
						Rebates and	Accrued Sales
	Product	Distribution		Cash	Co-pay	Other Sales	Reserves &
	Returns	Service Fees	Chargebacks	Discounts	Assistance	Allowances	Allowances
	(in thousands)

Balance at December 31, 2008	$1,321	$266	$97	$16	$122	$67	$1,889
Provision made for sales during period	1,093	525	364	364	2,768	196	5,310

Provision/(benefit) for sales in prior periods	—	(100)	—	—	—	—	(100)
Payments/credits	(935)	(584)	(90)	(334)	(626)	(93)	(2,662)

Balance at September 30, 2009	$1,479	$107	$371	$46	$2,264	$170	$4,437

Foreign Currency Forward Exchange Contracts
Historically, we have entered into foreign currency forward exchange contracts to hedge forecasted inventory and sample purchase transactions that are subject to foreign exchange exposure to either the euro or British pound sterling. These instruments were designated as cash flow hedges in accordance with ASC 815, “Derivatives and Hedging” (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137, No. 138 and No. 149”), and were recorded in our condensed consolidated balance sheet at fair value in either Other current assets (for unrealized gains) or Other current liabilities (for unrealized losses).
We do not use derivatives for trading purposes and restrict all derivative transactions to those intended for hedging purposes. As of September 30, 2009, we had no outstanding foreign currency forward exchange contracts.
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
Income Taxes
We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years based on differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, which are determined by reference to enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if it is more likely than not that some or all of the deferred tax assets will not be realized. As required by ASC 740, “Income Taxes” (formerly SFAS 109, “Accounting for Income Taxes”), income tax expense or benefit for the year is allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income, and items charged or credited directly to shareholders equity. Pursuant to this intraperiod allocation requirement, for the three- and nine-month periods ending September 30, 2009, $53,000 and $174,000 of tax expense, respectively, has been allocated to the loss from continuing operations, and $53,000 and $174,000 of tax benefit, respectively, has been allocated to other comprehensive income in connection with the reduction of unrealized gains that were recorded therein due to ASC 320, “Investments — Debt and Equity Securities” (formerly SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”) and ASC 815. We did not record any tax provision or benefit for the three- or nine-month periods ended September 30, 2008. We have provided a valuation allowance for the full amount of our net deferred tax assets because realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured at December 31, 2008 and September 30, 2009.
Other Recent Accounting Pronouncements
In December 2007, the FASB issued ASC 805, “Business Combinations” (formerly SFAS No. 141 (revised 2007), “Business Combinations”), which is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. ASC 805 established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination. ASC 805 also established disclosure requirements to enable an evaluation of the nature and financial effects of a business combination. The adoption of 805 did not have a material impact on our results of operations and financial condition and will be implemented prospectively, as circumstances require.

In December 2007, the FASB changed the accounting and reporting for minority interests in ASC 810, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”). Minority interests are recharacterized as noncontrolling interests, or NCI, and classified as a component of equity. ASC 810 also requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810 is effective for us beginning with the current fiscal year. We have adjusted the presentations and disclosures relating to NCI in the three- and nine-month periods ended September 30, 2008, as required by ASC 810.
In February 2008, the FASB deferred the effective date of parts of ASC 820, “Fair Value Measurements and Disclosures” (formerly SFAS No. 157, “Fair Value Measurements”) for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, in order to provide the FASB additional time to consider the effect of certain implementation issues that had arisen from the application of ASC 820 to these nonfinancial assets and nonfinancial liabilities. ASC 820 defined fair value, established a framework for measuring fair value in accordance with GAAP, and expanded disclosures about fair value measurements. The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on our results of operations and financial condition.
In May 2009, the FASB issued ASC 855, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”), which is effective for interim or annual financial periods ending after June 15, 2009. ASC 855 establishes guidance regarding circumstances under which subsequent events must be recognized, the period during which to evaluate events subsequent to the financial statement date, and disclosures associated with those events. We have incorporated the required disclosures within this Quarterly Report on Form 10-Q.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” or SFAS 167, which is not yet included within the ASC Codification. SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are evaluating the impact that the adoption of SFAS 167 will have on our consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-05, “Measuring Liabilities at Fair Value,” which amends ASC 820, “Fair Value Measurements and Disclosures.” ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. ASU 2009-05 is effective beginning with the first reporting period (including interim periods) after its issuance, which, for us, is this Quarterly Report on Form 10-Q. The adoption of ASU 2009-05 did not have a material impact on our results of operations and financial condition.
Results of Operations
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Revenues. We recorded revenues from net product sales of $1.1 million and $2.3 million during the three-month periods ended September 30, 2009 and 2008, respectively.

	Three Months Ended September 30,
	(in thousands)
	2009	2008
MOXATAG 775 mg tablets	$(576)	$—
KEFLEX 750 mg capsules	1,131	1,461
KEFLEX 250 mg and 500 mg capsules	560	806

Total	$1,115	$2,267

We began to sell MOXATAG during the first quarter of 2009 in anticipation of its marketing launch on March 16, 2009. During the third quarter of 2009, we launched our $20 maximum co-pay program designed to keep a patient’s net out-of-pocket co-pay expense for a MOXATAG prescription at $20 or less. In conjunction with the launch of the program, we recorded a $1.7 million charge during the third quarter of 2009 for our estimate of vouchers that will be redeemed with prescriptions in the channel (i.e. inventory we have sold but that has not yet been filled as a prescription at a pharmacy for an end-user patient) and those vouchers that were redeemed during the third quarter.
The expense for the co-pay assistance program is recorded as a reduction of revenues. Because the majority of the prescriptions in the channel were sold during the first and second quarters of 2009 with initial stocking at pharmacies, the recognition of the initial liability and corresponding reduction of revenues for the co-pay program, combined with normal, recurring sales reserves and allowances, resulted in negative MOXATAG net revenues for the current quarter. Had we launched the co-pay program simultaneously with the commercial launch of MOXATAG, $0.4 million of the total charge would have been recorded in the third quarter of 2009. The remaining $1.3 million of the total charge relates to a cumulative catch-up for MOXATAG product sold during the first and second quarters of 2009 that was in the channel for potential use with a voucher.
Sales of KEFLEX products decreased during the third quarter of 2009 as compared to the same period in 2008, primarily due to our sales force focusing its efforts on the successful launch and commercialization of MOXATAG.
Cost of Product Sales. Cost of product sales represents the purchase cost of our MOXATAG and KEFLEX products sold, royalties on the KEFLEX 750 mg product, and any provisions recorded for slow-moving or excess inventory that is not expected to be sold prior to reaching expiration.

	Three Months Ended September 30,
	(in thousands)
	2009	2008
Product manufacturing costs	$248	$146
Royalty to Eli Lilly	51	165
Provisions for slow-moving/obsolete inventory	218	39

Total	$517	$350

Cost of product sales increased from $350,000 during the three months ended September 30, 2008 to $517,000 during the three months ended September 30, 2009, primarily as the result of higher gross sales combined with recording a $218,000 reserve for slow-moving KEFLEX inventory during the three months ended September 30, 2009.
Research and Development Expenses. Research and development expenses decreased $5.5 million, or approximately 79.0%, to $1.4 million for the three months ended September 30, 2009, from $6.9 million for the three months ended September 30, 2008.

	Three Months Ended
	September 30,		Clinical
	(in thousands)		Development
	2009	2008	Phase
Direct Project Costs
MOXATAG(1)	$975	$1,546	Marketed
KEFLEX Product Development(2)	139	65	Plans for Phase III currently delayed
Other Product Candidates(3)	(10)	—	Plans for Phase II currently delayed

Total Direct Project Costs	1,104	1,611
Indirect Project Costs
Facility	102	602
Depreciation	41	4,314
Other Indirect Overhead	198	371

Total Indirect Project Costs	341	5,287

Total Research & Development Expense	$1,445	$6,898

(1)	Research and development expenses incurred subsequent to the launch of MOXATAG during the first quarter of 2009 include expenses incurred to identify and validate a secondary supplier for MOXATAG’s active pharmaceutical ingredient and preliminary development of an additional dose pack.

(2)	Based on the FDA’s response on July 30, 2009 to our SPA, we have delayed the KEFLEX PULSYS Phase III trial pending the successful commercialization of MOXATAG, adequate financial resources, and the FDA’s agreement with a revised study design. See “Our Business,” above, for further information.

(3)	Depending on the availability of funds, we intend to conduct a Phase II clinical trial for our amoxicillin pediatric PULSYS sprinkle product candidate. See “Our Product Pipeline,” above.
Direct project costs for the third quarter of 2009 decreased by $0.5 million compared to the third quarter of 2008, primarily attributable to expenses associated with the development of MOXATAG manufacturing capacity at our contract manufacturer’s facility in Clonmel, Ireland, which was ongoing during 2008. The decrease in capacity expenses is partially offset by 2009 development work associated with the identification and validation of a secondary supplier for MOXATAG’s active pharmaceutical ingredient, combined with preliminary development work on an additional dose pack for MOXATAG. Personnel-related costs also declined as a result of lower headcount, primarily in research staff, as we have focused our resources on commercialization of MOXATAG, and the reversal of the 2009 bonus liability during the third quarter of 2009, as we do not expect to achieve the targets to earn the payout.
The indirect project costs for the three months ended September 30, 2009 decreased $4.9 million in relation to the comparable 2008 period. The 2008 third quarter included significant depreciation expense associated with the write-down of Maryland leasehold improvements and sale of unused equipment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9.2 million, or 130.8%, to $16.2 million for the three months ended September 30, 2009, from $7.0 million for the three months ended September 30, 2008.

	Three Months Ended September 30,
	(in thousands)
	2009	2008
Salaries, benefits and related costs	$6,661	$2,845
Marketing costs	4,753	477
Depreciation and amortization	1,003	645
Stock-based compensation	782	352
Facilities and equipment related	526	153
Travel and entertainment	474	169
Legal and consulting expenses	521	237
Contract sales/distribution expenses	263	1,404
Other expenses	1,183	722

Total	$16,166	$7,004

Overall, costs increased by $9.2 million primarily due to the commercial launch of MOXATAG, including hiring additional sales and marketing personnel and hiring a 300-person field sales force during the first quarter of 2009, which drove the increase in personnel-related expenses, marketing expenses, equipment-related costs and travel-related costs. The reduction in contract sales and distribution expense is the result of eliminating the contract sales force during the fourth quarter of 2008 prior to hiring our internal field sales force.
Nonoperational Income (Expense). Nonoperational income (expense) during the three months ended September 30, 2009 included $20,000 of interest income on cash and short-term investments, offset by $31,000 of interest expense during the three months ended September 30, 2009 related to the accounting for leased vehicles as capital leases, which allocates a portion of the monthly payment to interest. Other income (expense) for the three months ended September 30, 2009 included $113,000 of realized gains from the sale of marketable securities and the settlement of foreign exchange cash flow hedges. During the three months ended September 30, 2008, nonoperational income (expense) included interest income on invested balances as well as the charge to adjust the liability for the warrant issued to Deerfield to settlement value. This warrant liability was paid to Deerfield in connection with the re-acquisition of the non-PULSYS KEFLEX intangible assets during the third quarter of 2008 and is no longer outstanding during 2009.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Revenues. We recorded revenues from net product sales of $12.2 million and $7.2 million during the nine months ended September 30, 2009 and 2008, respectively.

	Nine Months Ended September 30,
	(in thousands)
	2009	2008
MOXATAG 775 mg tablets	$7,314	$—
KEFLEX 750 mg capsules	3,338	4,948
KEFLEX 250 mg and 500 mg capsules	1,580	2,235

Total	$12,232	$7,183

We began to sell MOXATAG during the first quarter of 2009 in anticipation of its marketing launch on March 16, 2009. The majority of sales during the 2009 year-to-date period represent initial quantities to distribute the product to pharmacy shelves, as well as some reorders. The net revenues from MOXATAG have been negatively impacted by the recording of a $1.7 million charge that reduced net revenues during the third quarter of 2009. The charge is associated with the July 2009 launch of our $20 maximum co-pay program for MOXATAG.
Sales of KEFLEX products decreased during the nine months ended September 30, 2009 compared to the year ago period, primarily as a result of the sales force’s focus on the successful launch and commercialization of MOXATAG during 2009.
Cost of Product Sales. Cost of product sales represents the purchase cost of our MOXATAG and KEFLEX products sold, royalties on the KEFLEX 750 mg product, and any provisions recorded for slow-moving or excess inventory that is not expected to be sold prior to reaching expiration.

	Nine Months Ended September 30,
	(in thousands)
	2009	2008
Product manufacturing costs	$1,078	$470
Royalty to Eli Lilly	257	557
Provisions for slow-moving/obsolete inventory	218	318

Total	$1,553	$1,345

Cost of product sales increased from $1.3 million during the nine months ended September 30, 2008 to $1.6 million during the nine months ended September 30, 2009, primarily as the result of additional cost of products sold associated with our new product, MOXATAG, which was partially offset by a reduction in the provisions for slow-moving KEFLEX inventory during the current year. The provisions are based on estimates of the future salability of inventory stocks.

Research and Development Expenses. Research and development expenses decreased $9.4 million, or approximately 66.2%, to $4.8 million for the nine months ended September 30, 2009, from $14.3 million for the nine months ended September 30, 2008.

	Nine Months Ended
	September 30,		Clinical
	(in thousands)		Development
	2009	2008	Phase
Direct Project Costs
MOXATAG(1)	$3,328	$5,673	Marketed
KEFLEX Product Development(2)	313	447	Plans for Phase III currently delayed
Other Product Candidates(3)	29	10	Plans for Phase II currently delayed

Total Direct Project Costs	3,670	6,130
Indirect Project Costs
Facility	1,355	1,713
Depreciation	123	5,474
Other Indirect Overhead	(318)	953

Total Indirect Project Costs	1,160	8,140

Total Research & Development Expense	$4,830	$14,270

(1)	Research and development expenses incurred subsequent to the launch of MOXATAG during the first quarter of 2009 include expenses incurred to identify and validate a secondary supplier for MOXATAG’s active pharmaceutical ingredient and preliminary development of an additional dose pack.

(2)	Based on the FDA’s response on July 30, 2009 to our SPA, we have delayed the KEFLEX PULSYS Phase III trial pending the successful commercialization of MOXATAG, adequate financial resources, and the FDA’s agreement with a revised study design. See “Our Business,” above, for further information.

(3)	Depending on the availability of funds, we intend to conduct a Phase II clinical trial for our amoxicillin pediatric PULSYS sprinkle product candidate. See “Our Product Pipeline,” above.
Direct project costs for the nine months ended September 30, 2009 decreased by $2.5 million compared to the same period in 2008. The decrease is primarily attributable to a decline in expenses associated with the development of MOXATAG manufacturing capacity at our contract manufacturer’s facility in Clonmel, Ireland, which was ongoing throughout 2008. The decrease in capacity expenses is partially offset by 2009 development work associated with the identification and validation of a secondary supplier for MOXATAG’s active pharmaceutical ingredient, combined with preliminary development work on an additional dose pack for MOXATAG. Personnel-related costs also declined as a result of lower headcount, primarily in research staff, as we have focused our resources on commercialization of MOXATAG, in addition to the elimination of the 2009 bonus, as we do not expect to achieve the targets to earn the payout.
The indirect project costs for the nine months ended September 30, 2009 include a $1.1 million partial refund from the FDA; the FDA informed us that we qualified for a small business waiver at the time of our MOXATAG NDA application. The decrease in facility costs during the nine months ended September 30, 2009 in relation to the comparable 2008 period is due to our decision to exit portions of our leased facilities in Maryland, which lowered costs and depreciation expense, subsequent to our write-down of Maryland leasehold improvements and sale of unused equipment at the end of 2008.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $37.0 million, or 235.5%, to $52.7 million for the nine months ended September 30, 2009, from $15.7 million for the nine months ended September 30, 2008.

	Nine Months Ended September 30,
	(in thousands)
	2009	2008
Salaries, benefits and related costs	$22,724	$4,301
Marketing costs	16,160	1,533
Stock-based compensation	2,388	833
Other expenses	3,570	2,305
Depreciation and amortization	2,485	1,345
Travel and entertainment	1,698	311
Facility and equipment-related expenses	1,597	428
Legal and consulting expenses	1,357	1,003
Contract sales/distribution expenses	680	3,636

Total	$52,659	$15,695

Overall, costs increased by $37.0 million, primarily due to the commercial launch of MOXATAG during the first quarter of 2009. We hired additional sales and marketing personnel, including a field sales force, during the first quarter of 2009, which drove the increase in personnel-related expenses, marketing expenses, equipment-related costs and travel-related costs. The reduction in contract sales and distribution expense is the result of eliminating the contract sales force during the fourth quarter of 2008 prior to hiring our internal field sales force.
Nonoperational Income (Expense). Nonoperational income (expense) in the nine months ended September 30, 2009 included $384,000 of interest income associated with invested cash balances and short-term investments, partially offset by interest expense of $83,000 during the nine-month period ended September 30, 2009 related to the accounting for leased vehicles as capital leases, which allocates a portion of the monthly payment to interest. Other income (expense) in the nine months ended September 30, 2009 also included $128,000 associated with realized gains on investments, the ineffective portion of the foreign exchange hedges and settlement of foreign exchange hedge contracts. During the nine months ended September 30, 2008, nonoperational income (expense) included $387,000 of interest income on invested balances, offset by the charge to adjust the liability for the warrant issued to Deerfield to settlement value. This warrant liability was paid to Deerfield in connection with the re-acquisition of the non-PULSYS KEFLEX intangible assets during the third quarter of 2008 and is no longer outstanding during 2009.

Liquidity and Capital Resources
We have funded our operations principally with the proceeds of $54.5 million from a series of five preferred stock offerings and one issue of convertible notes over the period from 2000 through 2003, the net proceeds of $54.3 million from our initial public offering in October 2003, and private placements of common stock for net proceeds of $19.9 million and $96.0 million in January 2008 and September 2008, respectively. In addition, we have received funding of $8.0 million and $28.3 million from GlaxoSmithKline and Par Pharmaceutical, respectively, as a result of collaboration agreements for the development of new products.
In November 2007, we sold certain of our KEFLEX assets in exchange for $7.5 million (less a $0.5 million payment to the purchaser to cover its expenses related to the transaction), while retaining the right to continue operating the KEFLEX business, subject to certain royalty payments to the purchaser and the right to repurchase the assets at a future date at predetermined prices. We repurchased these assets when we acquired Kef and Lex in September 2008. See Note 4. Noncontrolling Interest — Deerfield Transaction, in the condensed consolidated financial statements to this Quarterly Report on Form 10-Q for additional information.
On July 1, 2008, we announced that we concluded our review of strategic alternatives with an agreement for a $100 million equity investment by EGI. The transaction closed, following stockholder approval, on September 4, 2008.
Loan Agreement
On June 29, 2009, we entered into a Loan and Security Agreement, which we refer to as the Loan Agreement, with Silicon Valley Bank, or SVB, for a two-year $10.0 million revolving line of credit, which we refer to as the Revolving Line, for working capital needs. The Revolving Line is subject to a borrowing base of trade accounts receivable and inventories and is collateralized by our assets, excluding intellectual property, except that the collateral includes all accounts and all proceeds of our intellectual property. Amounts advanced under the Revolving Line bear interest at an annual rate equal to the prime rate plus 1.00% (with a rate floor of 5.00%), provided that the annual rate applicable to the Revolving Line increases to an annual rate equal to the prime rate plus 2.00% (with a rate floor of 6.00%) if our liquidity falls below $15.0 million. Interest on the Revolving Line is due monthly, with the balance due at the maturity date of June 28, 2011. No balances were outstanding as of September 30, 2009, and $1.7 million was available for borrowing.
The Loan Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a minimum tangible net worth and covenants limiting our ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens or enter into negative pledge agreements, make investments, make distributions in respect of our capital stock (including repurchases of such capital stock) or enter into transactions with affiliates. The Loan Agreement also contains events of default that include, among others, failure to make payments when due, inaccuracy of representations and warranties, violation of covenants, events constituting a material adverse change, bankruptcy and insolvency events, material judgments, and cross defaults to certain other agreements. The occurrence of an event of default could result in the acceleration of our obligations under the Loan Agreement and an increase to the applicable interest rate, and would permit SVB to exercise remedies with respect to the collateral under the Loan Agreement. We were in compliance with all loan covenants as of September 30, 2009.
Cash and Marketable Securities

	September 30,	December 31,
	2009	2008
	(in thousands)
Cash and cash equivalents	$25,403	$30,520
Marketable securities	3,000	44,242

Total	$28,403	$74,762

Our cash and marketable securities balance decreased by $46.4 million during the first nine months of 2009 from a balance of $74.8 million as of December 31, 2008. The decrease is due to cash used in operations during the first nine months of 2009, primarily to hire sales and marketing personnel, including a field sales force of approximately 300 representatives and managers, before the realignment and additional expenses associated with the launch of MOXATAG during March 2009. The continued commercialization efforts for MOXATAG have resulted in increased levels of cash used in operating activities compared to the same period of 2008, a trend we expect to continue.
Our investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/P1. We do not invest in auction rate securities. Due to our current liquidity needs, we do not anticipate holding any security with a maturity greater than 12 months. At September 30, 2009 and December 31, 2008, we held no security with a maturity greater than 365 days from those dates.
We maintain cash balances with financial institutions in excess of insured limits. However, we do not anticipate any losses with respect to such cash balances.

Cash Flow
The following table summarizes our sources and uses of cash and cash equivalents for the nine-month periods ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)
Net cash used in operating activities	$(44,801)	$(15,043)
Net cash provided by (used in) investing activities	40,890	(20,617)
Net cash (used in) provided by financing activities	(1,206)	108,051

Net (decrease) increase in cash and cash equivalents	$(5,117)	$72,391

Cash used in operating activities increased primarily as a result of activities associated with the launch of MOXATAG. Cash used for inventory, accounts payable, accounts receivable and other current asset balances increased significantly during the nine months ended September 30, 2009 compared to the equivalent year-to-date period in 2008. We utilized cash to purchase increased levels of inventory and prepaid samples (classified within Other current assets) and incurred significant marketing expenses to support our commercialization of MOXATAG. The increased sales during the first nine months of 2009 compared to the equivalent 2008 period resulted in an increase to our accounts receivable balance. Cash paid for employee-related costs increased significantly during the first nine months of 2009 compared to the same period in 2008 as a result of the increased headcount in 2009. Cash paid to vendors in 2009 includes costs associated with the commercial launch of MOXATAG during the first quarter of 2009.
Cash provided by investing activities in the nine months ended September 30, 2009 consisted primarily of the sales and maturity of marketable securities, partially offset by purchases of marketable securities. The majority of sold and matured marketable securities were used to increase cash balances to support our operating activities. Cash used in investing activities during the first nine months of 2008 includes purchases of marketable securities from the cash received in a private placement in January 2008 and the repurchase of KEFLEX assets from Deerfield in conjunction with the September 2008 EGI private placement. These outflows were partially offset by the proceeds provided by the sale of marketable securities and unused equipment primarily in our Maryland facility.
Net cash used in financing activities during the first nine months of 2009 consisted of payments associated with the capital leases for vehicles, slightly offset by stock option exercises. Financing activities during the first nine months of 2008 had provided an increase to the cash balance through the private placements of common stock during January 2008 that provided $19.9 million of net proceeds and, September 2008 that provided $96.0 million of net proceeds. Higher proceeds from stock option and warrant exercises also contributed to the increased cash balance, partially offset by the payment of $8.8 million to settle a warrant liability.
Contractual Commitments
During the nine months ended September 30, 2009, we entered into a master lease agreement to provide vehicles for our field-based sales employees. These leases range in length from 30 to 40 months and include up to 75,000 miles. The vehicles are accounted for as capital leases. As a result, we have recorded the present value of the minimum lease payments as an asset within property and equipment, with an offsetting liability split between other current and long-term liabilities. We are amortizing the value of the vehicle leases over the term of each lease and allocating the lease payments between a reduction of the outstanding obligation and interest expense. When we terminate leases, such as we did in the third quarter of 2009 as a result of the reduction and realignment of our field sales force, the remaining net book value of the terminated leases and associated liabilities are removed once the lease is settled with the lessor.
We continue to have commitments for leased facilities in Maryland that we are no longer utilizing. During the nine months ended September 30, 2009, we adjusted the anticipated loss we had recorded in 2008 for these unused facilities based on the updated timing of anticipated cash flows, mainly from a lease amendment entered into for a portion of one of the facilities. The additional charge of $1.0 million was recorded in Research and development expense during the second quarter of 2009.
Operating Requirements
We expect to incur a loss from operations in 2009 and into 2010. We believe our existing cash resources, along with potential borrowings under our available line of credit, will be sufficient to fund our operations through the first quarter of 2010 at our planned levels of research, development, and sales and marketing activities, including the continued commercialization of MOXATAG, barring unforeseen developments.
We plan to seek to enter into arrangements with other parties to raise additional capital, which may dilute the ownership of our equity investors. We may also seek other sources of financing, including additional debt. There can be no guarantee other financing will be available to us on acceptable terms, if at all. If adequate funds are not available, we may be required to further reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts, effect changes to our facilities or personnel and we may be forced to seek bankruptcy protection.

To minimize our cash requirements, we have continued our program of cost reductions, including postponement of product development programs, reduction of headcount, realignment of our field sales force, and elimination of other discretionary spending. During the third quarter of 2009, we terminated 63 field-based and 10 office-based employees and recorded a charge $0.7 million for associated severance expense and benefits. We estimate that this reduction in force will save approximately $15 million on an annualized basis.
Our net cash requirements for 2009 and into 2010 will depend on, among other things, the cash received from sales of MOXATAG and our existing non-PULSYS products (KEFLEX capsules in 250 mg, 500 mg and 750 mg strengths) and the cash expended for (1) cost of products sold, including royalties due to Eli Lilly on KEFLEX 750 mg net revenues, (2) research and development spending, (3) sales and marketing expenses for KEFLEX 750 mg and MOXATAG, and (4) general and administrative expenses. Our cash receipts and cash expenditures assumptions for 2009 and into 2010 include the following: (1) continuation of KEFLEX 750 mg monthly prescriptions at the current 9,000 to 13,000 prescriptions per month rate (end-user demand), which assumes no generic competitive product enters the market in 2009 or 2010, (2) market acceptance of MOXATAG and associated end-user demand (we anticipate more than half of 2009’s demand occurring in the fourth quarter as a result of the strep throat season), (3)  the expenses associated with and impact of our internal sales force of representatives and managers, (4) marketing costs associated with the commercial launch of MOXATAG, and (5) research and development programs for PULSYS product candidates, which are under evaluation and dependent on the successful commercialization of MOXATAG. We expect to incur a significant loss in 2009, as we expect that revenues from product sales will not be sufficient to fully fund our operating costs. These 2009 and 2010 estimates are forward-looking statements that involve risks and uncertainties, and actual results could vary materially.
We have experienced significant losses since our inception in 2000, and as of September 30, 2009, we had an accumulated deficit of $283.5 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. To date, the revenues we have recognized from our MOXATAG and non-PULSYS KEFLEX products have not been sufficient for us to achieve or sustain profitability. Our product revenues are unpredictable in the near term and may fluctuate due to many factors, many of which we cannot control, including the market acceptance of our products. If our products fail to achieve market acceptance, our product revenues would not meet our expectations, which may increase our capital requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Our exposure to market risk is currently confined to our cash and cash equivalents, marketable securities, and restricted cash, which generally have maturities of less than one year. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments.
Interest Rate Risk
Amounts advanced under our two-year $10.0 million Revolving Line bear interest at an annual rate equal to the prime rate plus 1.00% (with a rate floor of 5.00%), provided that the annual rate applicable to the Revolving Line increases to an annual rate equal to the prime rate plus 2.00% (with a rate floor of 6.00%) if our liquidity falls below $15.0 million. While no amounts were outstanding on the Revolving Line as of September 30, 2009, an increase in interest rate combined with significant amounts advanced on the Revolving Line could have a material negative impact on our results of operations and financial condition.
Foreign Currency Risk
Most of our trade payable transactions are conducted in U.S. dollars, or USD, although purchases of our MOXATAG finished product and some services are paid in euros, or EUR, and packaging for our MOXATAG samples is paid in British pound sterling, or GBP. In order to manage the fluctuations in exchange rates between the USD and EUR and USD and GBP, we occasionally enter into foreign currency forward exchange contracts that lock in the exchange rate for which we will buy our inventory. We enter into these exchange contracts solely for hedging purposes and not for trading purposes. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and marked-to-market with the resulting gains or losses reflected in other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next twelve months. At September 30, 2009, we had no outstanding foreign currency forward exchange contracts.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective at the reasonable assurance level as of September 30, 2009.
Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2009, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as defined by Rule 13a-15(f) under the Exchange Act.

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
If clinical trials for our products are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines, which could have a material adverse effect on our business, growth prospects and financial condition.
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

We will need additional capital, which may be difficult to obtain; the failure to raise capital or obtain additional financing, or doing so on unattractive terms, could adversely affect our financial condition.
We require substantial funds to commercialize our products and promote our brands, and we will require significant capital to acquire, in-license or co-promote other product candidates and conduct research and development of our potential products, including preclinical testing and clinical trials. We believe that our existing cash resources, coupled with available borrowings under our existing line of credit, will be sufficient to fund our anticipated levels of operations through the first quarter of 2010. However, our near-term capital requirements will depend on many factors, including:
•	the cash received from sales of MOXATAG and our existing KEFLEX products;
•	the success of our commercialization of our products and the costs associated with related marketing, promotional and sales efforts;
•	potential acquisitions, in-licensing or co-promotion of other products or technologies;
•	the cost of products sold, including royalties due to Eli Lilly on KEFLEX 750 mg net revenues, and the cost of manufacturing activities, including raw material sourcing and regulatory compliance; and
•	the costs involved in establishing and protecting our patent, trademark and other intellectual property rights.
Although we believe we have sufficient cash to fund our operations in the immediate near-term, we believe we will need to raise additional capital to continue to fund our operations. In addition, subject to our ability to successfully commercialize MOXATAG and our receipt of regulatory approvals to proceed with our research and development activities, we expect that we will also need additional capital to implement our longer-term corporate strategy of developing and commercializing additional antibiotics using our PULSYS technology. However, additional financing may not be available to us when we need it or on favorable terms, particularly during the unfavorable economic conditions that currently exist and that may exist in the future.
We may face difficulty in obtaining additional debt financing, as substantially all of our assets, other than our intellectual property, are already used to secure our obligations under our existing Loan Agreement. In addition, the covenants under our Loan Agreement place certain restrictions on our ability to incur additional indebtedness, as well as on our ability to create or allow new security interests or liens on our property. Any new indebtedness we do incur may require us to grant a first priority security interest in our intellectual property and a subordinated security interest on substantially all of our other assets. If we pursue other sources of capital, we could be required to seek funds through arrangements with others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own. If we raise additional funds by issuing equity securities, our then-existing stockholders may experience dilution and the terms of any new equity securities may have preferences over our common stock.
If we are unable to obtain adequate financing on a timely basis, we may be required to significantly curtail our operations, effect further reductions in our facilities or personnel, reduce our commercialization and marketing efforts, and further reduce the scope of or eliminate our research and development, in-licensing, or acquisition programs, and we may be forced to seek bankruptcy protection.

ITEM 6. Exhibits

Exhibit	Description

3.1 (1)	Eighth Amended and Restated Certificate of Incorporation of Registrant

3.2 (1)	Amended and Restated Bylaws of Registrant

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBROOK PHARMACEUTICALS, INC.
Dated: November 5, 2009	/s/ DAVE BECKER
Dave Becker
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1 (1)	Eighth Amended and Restated Certificate of Incorporation of Registrant

3.2 (1)	Amended and Restated Bylaws of Registrant

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2009.