Form 10-K
period 2009-12-31
MiddleBrook Pharmaceuticals, Inc.
filed 2010-03-16
CIK 1161924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 000-50414
MIDDLEBROOK PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2208264
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

7 Village Circle, Suite 100	76262
Westlake, Texas	(Zip Code)
(Address of Principal Executive Offices)
(Registrant’s Telephone Number, Including Area Code): (817) 837-1200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $52,647,874.
As of March 10, 2010, 86,511,898 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MIDDLEBROOK PHARMACEUTICALS, INC.
INDEX
FORM 10-K
KEFLEX, KEFLEX 250 MG, KEFLEX 500 MG, KEFLEX 750 MG, MiddleBrook, MiddleBrook Pharmaceuticals (stylized), MiddleBrook Pharmaceuticals, Inc., M1 (stylized), MOX-10, MOXAKIT, MOXATAG1 (stylized), MOXATAG, MOXATAG PAK, MOXATAG PAK(stylized), MOXATEN, MOX PAK (stylized), MOX-PAK, MOX PAK1 (stylized) and PULSYS are our trademarks and have been registered in the U.S. Patent and Trademark Office or are the subject of pending U.S. trademark applications. Each of the other trademarks, tradenames, or service marks appearing in this document belongs to the respective holder. Except as otherwise indicated by the context, references to “we,” “us,” “our,” “MiddleBrook,” or the “Company,” refer to MiddleBrook Pharmaceuticals, Inc., and its subsidiaries.
The data included in this Annual Report on Form 10-K regarding market share, historical sales, market size, and ranking, including our position within these markets, is based on data generated by the independent market research firm IMS Health Incorporated, or IMS Health. IMS Health reports data from various sources, including drug manufacturers, wholesalers, retailers, pharmacies, mail services, long-term care facilities, and hospitals. We rely on IMS Health-National Sales PerspectivesTM for retail and non-retail sales data related to our business; IMS Health, National Prescription AuditTM for historical retail and mail-order prescription data related to our product classes; and IMS Health, National Disease and Therapeutic IndexTM for tracking physician treatment patterns.

FORWARD-LOOKING STATEMENTS
Some of the statements made under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, or the Exchange Act, and the Securities Act of 1933, or the Securities Act, which reflect our current plans, beliefs, estimates and views with respect to, among other things, future events and financial performance. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “potential,” “estimate,” “will,” “may,” “predict,” “should,” “could,” “would” and similar expressions. Specifically, this Annual Report on Form 10-K contains, among others, forward-looking statements regarding our exploration of strategic alternatives, our future financial performance, the sufficiency of our cash resources, the successful commercialization of MOXATAG and its market position and growth, the seasonality of our products, estimated expense savings from our reductions in force, the sufficiency of our existing KEFLEX supply, the status of our product development efforts and our use of our PULSYS technology to develop any new products, the amounts of charge-backs and rebates we record, the impact of market and foreign currency risk, and our ability to rely on previous FDA findings for any PULSYS product candidates. You should not place undue reliance on these forward-looking statements. The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including:
•	the failure to obtain market acceptance or to successfully commercialize MOXATAG and any decrease in sales of our KEFLEX products;

•	the effectiveness of our sales and marketing efforts;

•	our ability to continue as a going concern and to meet our anticipated operating needs with our revenues and existing cash, and our ability to identify and consummate a strategic transaction;

•	the effect of current market conditions on our products and business;

•	our obligations related to product returns;

•	our reliance on third parties to provide us with the active pharmaceutical ingredients in our products and product candidates, and to perform certain aspects of the manufacturing, packaging and distribution of our products;

•	our ability to protect our intellectual property;

•	continued pricing pressures;

•	reimbursement of our products under managed care programs;

•	unsuccessful product development candidates and the effectiveness of the PULSYS technology;

•	our exposure to credit rate, interest rate and exchange rate risk;
as well as other risks and uncertainties identified in Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.
We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict these new risks or uncertainties, nor can it assess the impact, if any, that any such risks or uncertainties may have on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those projected in any forward-looking statement. Accordingly, the risks and uncertainties to which we are subject can be expected to change over time, and we undertake no obligation to update publicly or review the risks or uncertainties described in this Annual Report on Form 10-K. We also undertake no obligation to update publicly or review any of the forward-looking statements made in this Annual Report on Form 10-K, whether as a result of new information, future developments or otherwise.
In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

Item 1.	Business
Corporate Overview
We are a pharmaceutical company focused on commercializing anti-infective drug products that fulfill unmet medical needs. We have developed a proprietary delivery technology called PULSYS, which enables the pulsatile delivery, or delivery in rapid bursts, of certain drugs. Our PULSYS technology may provide the prolonged release and absorption of a drug, which we believe can provide therapeutic advantages over current dosing regimens and therapies. We currently have 25 U.S. issued patents and seven foreign patents covering our PULSYS technology, which extend through 2020.
Our current PULSYS product, MOXATAG (amoxicillin extended-release) Tablets, 775 mg, received U.S. Food and Drug Administration, or FDA, approval for marketing on January 23, 2008, and is the first and only FDA-approved once-daily amoxicillin. It is approved for the treatment of pharyngitis/tonsillitis secondary to Streptococcus pyogenes, commonly known as strep throat, for adults and pediatric patients age 12 and older, and there is no AB-rated equivalent to MOXATAG. We have two additional PULSYS product candidates. The clinical development programs for these product candidates are currently delayed pending adequate financial resources. We had previously announced our plans to start a Phase III clinical trial for our KEFLEX (Cephalexin) PULSYS product candidate for the treatment of skin and skin structure infections in 2010. We believe the added convenience of improving cephalexin from its typical two-to-four times per day dosing regimen to a once-daily product represents an attractive commercial opportunity. We submitted a Special Protocol Assessment, or SPA, to the FDA in June 2009 for our KEFLEX PULSYS product candidate. The FDA responded to our SPA on July 30, 2009. At this time, we have not gained agreement with the FDA regarding the non-inferiority design and planned analysis of the study as outlined in the SPA. Any future development is contingent upon the successful commercialization of MOXATAG, adequate financial resources and the FDA’s agreement with a revised study design. We also intend to conduct a Phase II trial to evaluate various dosing regimens of our amoxicillin pediatric PULSYS product candidate in a sprinkle formulation, for use in pediatric patients more than two years old with pharyngitis/tonsillitis secondary to Streptococcus pyogenes. Our Phase II trial for the pediatric PULSYS sprinkle product is currently delayed subject to the availability of additional funds and the successful commercialization of MOXATAG.
We also currently market certain drug products that do not utilize our PULSYS technology and are not protected by any patents. We acquired the U.S. rights to KEFLEX (Cephalexin, USP) capsules, the immediate-release brand of cephalexin, from Eli Lilly and Company, or Eli Lilly, in 2004.
We operate in one business segment: prescription pharmaceuticals. Currently, all of our revenues result from sales of our products in the United States. Our net revenues were $14.8 million, $8.8 million and $10.5 million for the fiscal years ended December 31, 2009, 2008 and 2007, respectively. Our net loss was $62.3 million, $41.6 million and $42.2 million for the fiscal years ended December 31, 2009, 2008 and 2007, respectively. As a result of our recurring operating losses and management’s substantial doubt about our ability to continue as a going concern for at least 12 months following the balance sheet date, our auditors included a going concern explanatory paragraph in their audit opinion for the year ended December 31, 2009. Our total assets were $42.2 million, $95.2 million and $23.7 million at December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, 2008 and 2007, our long-lived assets were $4.6 million, $4.2 million and $10.9 million, respectively, which primarily consisted of leasehold improvements and computer equipment located in the United States and certain manufacturing equipment located at our contract manufacturer’s facility in Ireland. See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of our domestic and foreign long-lived assets.
We have engaged Broadpoint Gleacher Securities Group, Inc., or Broadpoint, to assist us in identifying and evaluating strategic options, including a potential sale of the Company. Based on the current credit market turmoil and our financial condition, there can be no assurance that we will be able to identify and implement a strategic option that will be beneficial to our investors. If we are unable to consummate a strategic transaction in the near future, we may be unable to continue operations as a going concern and we may be forced to seek bankruptcy protection.
In order to more aggressively preserve our financial resources, on September 1, 2009 and December 3, 2009, we announced reductions of approximately 25% and 33%, respectively, in the number of our sales representatives and managers, as well as approximately 20% and 20%, respectively, in our corporate staff. In addition, we announced that, effective March 15, 2010, we eliminated our field sales force and significantly reduced our corporate staff to preserve our cash resources as we explore strategic options. As part of this reduction in force, our Chief Executive Officer announced his resignation as an officer and director, effective March 15, 2010, to further reduce expenses.
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
Substantial market. According to sales data compiled by IMS Health, National Sales PerspectivesTM 2009 and 2008, antibiotics accounted for approximately $10.3 billion of 2009 U.S. sales, as compared to $10.2 billion for 2008. Amoxicillin, an aminopenicillin antibiotic, remains one of the most prescribed antibiotics in the United States, with approximately 49.5 million prescriptions filled annually, according to IMS Health, National Prescription AuditTM 2009. Pharyngitis was the number one condition for which amoxicillin was prescribed, and the most commonly prescribed dosing regimen for immediate-release amoxicillin was 500 mg three times per day, according to IMS Health, National Disease and Therapeutic IndexTM 2008. Cephalexin, a first generation cephalosporin, had approximately 21.4 million prescriptions filled in 2009, according to IMS Health, National Prescription AuditTM 2009. The number one condition for which cephalexin was prescribed was skin and skin structure infections, and the most commonly prescribed dosing regimen for immediate-release cephalexin was 500 mg three or four times per day, according to IMS Health, National Disease and Therapeutic IndexTM 2008.
Increased resistance to existing therapies. Certain medical, veterinary and agricultural practices and sociological factors have led to increased bacterial resistance to many currently available antibiotics. Bacterial resistance has been fostered through the erroneous prescription of anti-infective drugs for non-bacterial infections, unconfirmed infections and the administration of broad spectrum antibiotics before the identification of the specific disease-causing pathogen. In addition, low patient compliance with prescribed courses of therapies has contributed to bacterial resistance to currently marketed compounds. For example, it is estimated that one-third of all Streptococcus pneumoniae, a type of bacteria that can cause pneumonia, meningitis and ear infections, are resistant to penicillin. Recently, mechanisms of macrolide resistance for Streptococcus pyogenes have been well documented, and resistant strains have been reported. The increased prevalence of resistant bacteria has resulted in prolonged hospitalizations, increased healthcare costs and higher mortality rates.
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
Difficulties in developing new classes of anti-infective compounds. We believe that the growing problem of resistance and other limitations of currently available antibiotics have not been adequately addressed by alternative products or treatments. Moreover, many of the large pharmaceutical companies have reduced research and development efforts in this sector and others have stopped producing anti-infective products. We believe pharmaceutical companies have reduced research and development activities for new classes of anti-infective compounds because of cost, safety and efficacy issues, resistance and the changing regulatory path to gain the FDA’s approval of a new product.
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
Our Proprietary PULSYS Technology
Our proprietary PULSYS technology enables the pulsatile delivery of drugs, which may allow the prolonged release and absorption of a drug. We believe that the pulsatile delivery of certain drugs can provide therapeutic advantages over current dosing regimens and therapies.
In the antibiotic therapeutic area, our PULSYS technology may offer the following therapeutic advantages:
•	shorter duration of therapy;

•	lower dose;

•	reduced side effect profile;

•	improved pediatric dosage form; and

•	combination product(s) with superior efficacy over either drug alone.

Products that incorporate one or more of these attributes may provide increased convenience and may increase patient compliance.
Our PULSYS technology is currently used in a solid oral dosage form, although we believe our PULSYS technology may also be utilized in other dosage forms including topicals, transdermals and insertables. Additionally, while we have initially focused on developing pulsatile antibiotics, we believe that pulsatile dosing may also offer therapeutic advantages in the areas of antivirals, antifungals and oncology.
Our Strategy
Our near-term corporate strategy is focused on the preservation of cash and the pursuit of strategic alternatives, as well as the continued commercialization of our MOXATAG and immediate-release KEFLEX products. In the longer-term, we believe our novel proprietary PULSYS platform technology could be used to develop and commercialize additional effective, more efficient, and more convenient pharmaceutical products. However, any future development is subject to the successful commercialization of MOXATAG and adequate financial resources. If we do pursue our longer-term development plans, we expect to employ the following strategies:
Commercialize products with multiple advantages over existing therapies/regimens. We expect any future development plans to focus on PULSYS products with multiple therapeutic advantages over currently available antibiotics, which may include once-daily dosing, lower doses, shorter treatment periods, fewer dose-related side effects, reduced incidence of resistance and improved efficacy.
Focus initially on antibiotics that have been used and trusted for decades. Our development plans would attempt to reduce development risk and expense, and decrease time to market for our drug candidates, by focusing on improved versions of approved and marketed drugs, either delivered alone or in combination with other drugs. The additional benefits of developing improved formulations of existing and approved antibiotics include reasonable and predictable production costs and higher probability of market acceptance. In addition, because these existing products have already been proven to be safe and effective, we anticipate being able to rely in part on existing approvals and existing safety and efficacy data, which may allow us to reduce the amount of new data that we would need to generate to support FDA approval of our products.
Focus on first-line, broad-spectrum antibiotics for community infections. Our product development strategy would focus primarily on first-line, broad spectrum antibiotics for community infections. Our pulsatile antibiotic products would be expected to target upper respiratory tract infections, and skin and skin structure infections in particular. The target indications for our current product candidates cover some of the top antibiotics-related diagnoses, and we anticipate that any future products would compete against the most-prescribed antibiotics. We believe products utilizing our front-loaded, pulsed dosing approach will support once-daily dosing where two-to-four times daily dosing is typical, with the potential for a concomitant reduction in dose and treatment duration compared to current traditional therapies.
Multi-level patent strategy for PULSYS. We have implemented a multi-level patent strategy to protect our approved and potential future pulsatile drug products. The first level is composed of “umbrella” patents and patent applications directed to the application of the PULSYS technology to general classes of anti-infective drugs, such as antibiotics, antivirals and antifungals agents. The second level is composed of “sub-umbrella” patents and patent applications, directed to the application of the PULSYS technology to subclasses of drugs, such as beta-lactam antibiotics with enzyme inhibitors. The third level includes patents and applications directed to the application of the PULSYS technology to specific antibiotics. We intend to continue to use and enhance this strategy in an effort to protect our intellectual property. We currently own 25 issued U.S. patents, 18 U.S. patent applications, seven issued foreign patents, and 38 foreign-filed patent applications, which correspond to our U.S. patents and applications.
In-license or acquire antibiotic products We may explore pulsatile formulations for a wide range of other antibiotics and antibiotic combinations and, assuming we have sufficient financial resources, we may in-license or acquire antibiotic products that we believe can be improved with our novel PULSYS delivery technology. However, the termination of our field sales force could negatively impact our ability to acquire or in-license new products.
Our Approved and Marketed Products

Key
Products	Indication(s)	Marketing Rights
MOXATAG (amoxicillin extended-release) Tablets, 775 mg	Pharyngitis/tonsillitis	Worldwide rights (100% ownership — no royalties due to any third party)

KEFLEX (Cephalexin, USP) Capsules 250 mg, 500 mg and 750 mg	Skin and skin structure infections; upper respiratory tract infections	U.S. and Puerto Rico rights (royalties to Eli Lilly for 750 mg)
MOXATAG (amoxicillin extended-release) Tablets, 775 mg. On January 23, 2008, we received FDA approval of our New Drug Application, or NDA, for our amoxicillin PULSYS product, under the trade name MOXATAG (amoxicillin extended-release) Tablets, 775 mg. MOXATAG is a once-daily treatment for pharyngitis and/or tonsillitis secondary to Streptococcus pyogenes, more commonly known as strep throat, in adults and pediatric patients 12 years and older. MOXATAG is the first and only FDA-approved once-daily amoxicillin. According to prescription data from IMS Health, National Prescription AuditTM 2008 and National Disease and Therapeutic IndexTM 2008, approximately 16.4 million adult and pediatric (age 12 and over) amoxicillin oral-solid prescriptions were written for pharyngitis/tonsillitis in the United States during 2008.

MOXATAG’s once daily extended-release tablet consists of three components: one immediate-release and two delayed-release components. The three components are combined in a specific ratio using our proprietary PULSYS technology to prolong the release of amoxicillin from MOXATAG compared to immediate-release amoxicillin.
MOXATAG is intended to provide a lower treatment dose, once-daily alternative to currently approved penicillin and amoxicillin regimens for the treatment of adults and pediatric patients 12 years and older with tonsillitis and/or pharyngitis. According to IMS Health, National Prescription Audittm 2008, the most frequently prescribed pharyngitis treatment is 500 mg of amoxicillin three times daily for ten days, or 15 grams total over the course of therapy, and amoxicillin is the most commonly mentioned antibiotic associated with the pharyngitis/tonsillitis diagnosis today. Streptococcus pyogenes remains uniformly sensitive to penicillin and amoxicillin with no resistant strains reported. However, mechanisms of macrolide product (e.g., Zithromax®) resistance for Streptococcus pyogenes are well-documented and resistant strains have been reported. Amoxicillin remains an appropriate first-line treatment for streptococcal pharyngitis and MOXATAG is approved as first-line therapy for this indication. Our MOXATAG product for adults and pediatric patients 12 years and older is dosed 775 mg once-daily for ten days, for a total of 7.75 grams per course of therapy. Physicians prescribing MOXATAG are now able to provide the convenience of once-daily dosing, compared to the typical immediate-release amoxicillin therapy at a lower overall dose of approximately one-half the amount of amoxicillin.
We own the worldwide rights to MOXATAG and, in addition to marketing MOXATAG in the United States, we are actively seeking partners to market, sell and distribute MOXATAG outside the United States in exchange for royalties or other financial consideration. We believe the opportunity exists for us to earn additional revenue from sales of MOXATAG in other countries should we seek and obtain regulatory approval outside the United States.
KEFLEX (Cephalexin, USP) Capsules 250 mg, 500 mg, and 750 mg. KEFLEX (Cephalexin, USP) is our immediate-release, first-generation cephalosporin product approved for treatment of several types of bacterial infections. KEFLEX is most commonly used in the treatment of skin and skin structure infections and, to a lesser extent, upper respiratory tract infections. KEFLEX is among the most prescribed antibiotics in the United States; however, generic competition is intense, and a high percentage of all KEFLEX prescriptions are substituted with generic versions of cephalexin, the active ingredient in KEFLEX.
On June 30, 2004, we acquired the U.S. rights to 250 mg and 500 mg KEFLEX capsules, the immediate-release brand of cephalexin, from Eli Lilly. The asset purchase included the exclusive rights to manufacture, sell and market KEFLEX in the United States, including Puerto Rico. We also acquired KEFLEX trademarks, technology and NDAs supporting the approval of KEFLEX capsules and oral suspension. One of the reasons for acquiring the KEFLEX assets was the limited marketing expense associated with the product as a result of its brand recognition. On May 12, 2006, the FDA approved two new strengths of immediate-release KEFLEX capsules for marketing, 333 mg and 750 mg. We decided to focus our commercialization efforts solely on KEFLEX 750 mg capsules. We believe the KEFLEX 750 mg capsules allow physicians the flexibility to deliver higher doses of KEFLEX to achieve the desired daily dose with fewer capsules per day.
Although our previous supplier of KEFLEX ceased manufacturing the product, we believe our existing supply of KEFLEX will meet our commercial needs for approximately 16 months. We are actively pursuing a new third-party manufacturer for our KEFLEX products, but we cannot guarantee we will have a manufacturing site qualified by the FDA prior to selling all of our currently available KEFLEX inventory.
In July 2006, we began promoting KEFLEX 750 mg capsules across the United States to targeted high-prescribing physicians through a dedicated national contract sales force (through Innovex) and MiddleBrook district sales managers. In November 2008, we terminated our agreement with Innovex, and we began hiring our own dedicated field sales force and district sales managers. Our field sales force began detailing KEFLEX and MOXATAG on March 16, 2009. Effective March 15, 2010, we eliminated our field sales force and district sales managers to preserve our cash resources as we explore strategic options. We plan to continue to market KEFLEX in the United States to healthcare practitioners, pharmacists, pharmaceutical wholesalers and retail pharmacy chains through a third party marketer.
KEFLEX Agreements- Deerfield Transaction. On November 7, 2007, we sold certain immediate-release KEFLEX assets and licensed certain immediate-release KEFLEX intellectual property to Deerfield Management. In September 2008, we repurchased these assets from Deerfield Management and terminated our agreements with them. See Item 1. Business — KEFLEX Agreements — Deerfield Transaction.
Our Product Pipeline

Targeted PULSYS
PULSYS Product	Key	Added
Candidate/Program	Indication(s)	Value	Program Status(1)

KEFLEX (Cephalexin) PULSYS— Adolescent & Adult	Skin and skin structure infections	Once-daily for 10-days	Preparing for Phase III-delayed

Pediatric Amoxicillin PULSYS — Sprinkle	Pharyngitis/tonsillitis	Shorter course of therapy, or once-daily	Plan to conduct Phase II-delayed

(1)	For an explanation of the terms Phase II and Phase III, please refer to the information under the heading “Government Regulation- NDA Process” below.

We currently have two product candidates in the research and development stage. Research and development expenses totaled $5.3 million, $19.1 million and $22.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. However, the development of any new products is delayed pending sufficient funds and the successful commercialization of MOXATAG. In the event we do not successfully commercialize MOXATAG and are unable to raise additional capital from other sources, we may not have sufficient resources to re-initiate or complete our development programs. Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of our research and development expenses.
Our drug product candidates primarily represent improved versions of approved and marketed drugs, either delivered alone or in combination with other drugs, using our proprietary PULSYS technology. Because these existing drugs have already been approved for marketing by the FDA, we anticipate relying, in part, on the FDA’s prior findings regarding the safety and efficacy of these existing drugs when seeking FDA approval of our PULSYS product candidates. For example, based on meetings with the FDA regarding the study program for MOXATAG, we filed our MOXATAG NDA via the 505(b)(2) regulatory pathway, which relied in part on the FDA’s prior findings regarding the safety and efficacy of amoxicillin. For a more detailed explanation of a 505(b)(2) application, see Item 1. Business — Government Regulation — 505(b)(2) Applications.
KEFLEX (Cephalexin) PULSYS. We had been developing a once-daily PULSYS version of KEFLEX, our first-generation oral cephalosporin antibiotic product. We had previously announced our plans to start a Phase III clinical trial for our KEFLEX (Cephalexin) PULSYS product candidate for the treatment of skin and skin structure infections in 2010. We submitted our SPA to the FDA in June 2009 for our KEFLEX PULSYS product candidate, and the FDA responded to our SPA on July 30, 2009. At this time, we have not gained agreement with the FDA regarding the non-inferiority design and planned analysis of the trial as outlined in the SPA. Accordingly, we have delayed the development of our KEFLEX PULSYS product candidate. Any future development is contingent upon the successful commercialization of MOXATAG, adequate financial resources and the FDA’s agreement with a revised study design.
We believe a once-daily KEFLEX PULSYS product for skin and skin structure infections would increase patient convenience and compliance for cephalexin therapy. Cephalexin is the antibiotic most frequently prescribed by physicians for the treatment of skin and skin structure infections, and the most common dosing regimen is 500 mg three times per day for a period of ten days, according to IMS Health, National Disease and Therapeutic IndexTM 2008. There is currently no FDA-approved once-daily cephalexin product, and we believe a once-daily version of KEFLEX PULSYS would represent a substantial market opportunity. In 2009, cephalexin, the active ingredient in KEFLEX, had approximately 21.4 million prescriptions filled annually according to IMS Health, National Prescription AuditTM 2009.
We have completed a total of six KEFLEX PULSYS Phase I clinical studies, evaluating various formulations and components of a proposed PULSYS formulation dosed in more than 150 healthy volunteer subjects. Based on the results from our Phase I studies, we finalized the formulation development Phase I program for our KEFLEX PULSYS product candidate. As previously stated, our plans for a Phase III clinical trial are currently delayed pending adequate financial resources and gaining agreement with the FDA regarding a revised clinical study design. While we cannot predict the exact start or completion dates of this Phase III clinical trial (should we re-initiate our development of this product candidate), we anticipate that the clinical trial and regulatory approval process, assuming a positive outcome and FDA approval of the clinical trial, should take approximately three years from the start of patient enrollment in the clinical trial. We refer to this product candidate as KEFLEX PULSYS, but there is no guarantee the FDA will accept or approve this name for use with the marketed product, if approved.
In the event we are able to develop and commercialize a PULSYS-based KEFLEX product (or other cephalexin products relying on the NDAs we acquired from Eli Lilly or other pharmaceutical products using the trademarks we acquired from Eli Lilly), Eli Lilly will be entitled to royalties on these new products. Pursuant to an agreement with Eli Lilly, a 10% royalty on net sales is payable on a new product by new product basis for five years following the first commercial sale for each new product, up to a maximum aggregate royalty per calendar year of $10.0 million. All royalty obligations with respect to the Eli Lilly agreement cease after the fifteenth anniversary of the first commercial sale of the first new product.
Amoxicillin Pediatric PULSYS Sprinkle Program. In addition to our amoxicillin PULSYS formulation to treat pharyngitis in adults and pediatric patients age 12 and older (our FDA-approved MOXATAG), we have a product development candidate (a sprinkle formulation), intended for pediatric patients age two and older. However, the further development of this pediatric PULSYS sprinkle product candidate is delayed dependent upon adequate financial resources. Our pediatric PULSYS sprinkle product’s formulation is similar to MOXATAG; however, it is dosed in multiparticulate granules which can be sprinkled over food. Survey results from patients and caregivers utilizing our pediatric sprinkle product suggest that its convenience and transportability are beneficial features. We believe the market opportunity for a pediatric strep throat product is substantial, as almost one-third of the strep throat market is believed to be represented by pediatric patients, according to IMS Health, National Prescription AuditTM 2008 and National Disease and Therapeutic IndexTM 2008. In 2008, approximately 18.6 million prescriptions were written for pediatric amoxicillin, according to IMS Health, National Prescription AuditTM 2008.
In 2005, we concluded a Phase III clinical trial evaluating our once-daily amoxicillin pediatric PULSYS sprinkle product for seven days in pediatric patients with pharyngitis/tonsillitis, which did not achieve its desired clinical endpoints. However, we believe there is potential for us to pursue a PULSYS version of amoxicillin for the treatment of pediatric patients with strep throat through a redesigned clinical trial program. Based on the results from our Phase I studies and previously conducted Phase III clinical trials in pediatrics and adults, we intend to evaluate the safety and efficacy of various daily doses and durations of treatment for our pediatric PULSYS sprinkle product candidate in a Phase II study, should we have sufficient capital and other resources to do so.

As part of our FDA approval of MOXATAG, in adults and pediatric patients 12 years and older and in accordance with the requirements of the Pediatric Research Equity Act, we received from the FDA a deferral to further evaluate our product candidate for pediatric patients with pharyngitis or tonsillitis as part of a post-marketing commitment. As part of this commitment, we agreed to submit a completed Phase III clinical trial report and data set for our pediatric amoxicillin product candidate in pediatric patients between the ages of two and 11 by March 2013. Should we obtain adequate financial resources, we intend to conduct a Phase II clinical trial, and if the results of the Phase II clinical trial support proceeding into a Phase III clinical trial, we would then plan to conduct a Phase III clinical trial in this population. If the results of the proposed Phase II trial did not support proceeding into Phase III, we may file a request for a waiver for the further assessment of the safety and effectiveness of the product in this population.
Other Possible Pulsatile Product Candidates. In addition to the two PULSYS products candidates discussed above, if we successfully commercialize MOXATAG and if we have sufficient financial resources, we may develop additional PULSYS technology-based drugs, with the intention of incorporating one or more of the following therapeutic advantages:
•	once-a-day formulation;

•	shorter duration of therapy;

•	lower dose;

•	reduced side effect profile;

•	improved pediatric dosage form; and

•	combination product with superior efficacy over either drug alone.
Our research and development efforts have focused on antibiotic product candidates that include amoxicillin and cephalexin. We have also identified additional product candidates that we believe could be developed with our pulsatile delivery technology. If we reinitiate our research and development efforts, additional or alternative compounds may also be selected to replace or supplement the compounds described above. The timing of further development work on these candidates depends on sufficient financial and other resources, the successful commercialization of MOXATAG, as well as our evaluation of these products’ commercial potential.
We have previously conducted preclinical studies evaluating the bacterial killing efficiency of several antibiotics and antibiotic combinations dosed in a pulsatile manner. Based on these studies, along with the prior consultation with our scientific advisors, we believe our PULSYS technology could be utilized to target some of the most common uses of antibiotics. These include:
•	sinusitis;

•	chronic bronchitis;

•	acute otitis media;

•	urinary tract infections; and

•	community-acquired methicillin resistant staphylococcus aureus (MRSA).
We may also explore the use of our pulsatile dosing approach beyond antibiotics to other therapeutic categories, such as antivirals and antifungals, in the event that we have sufficient financial and other resources to do so, or should we find a partner or third party interested in pursuing these candidates. Although we have not tested the effectiveness of pulsatile dosing for these applications, we believe that our approach may yield benefits similar to those we have found for the treatment of bacterial infections.
We have currently placed all of our development programs on hold, and any plans for additional studies regarding these, or any other possible product candidates, will be dependent on the successful commercialization of MOXATAG and our having adequate financial resources.
Patent and Intellectual Property Protection
Our success depends, in part, on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others, and to prevent others from infringing on our proprietary rights. We seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technologies, inventions and improvements important to the development of our business. All of our employees have also executed agreements assigning to us all rights to any inventions and processes they develop while employed by us. In addition, we may use license agreements to access external products and technologies, as well as to convey our own intellectual property to others. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.
Number of patents. We currently own 25 issued U.S. patents, 18 pending U.S. patent applications and seven foreign issued patents. Three of these patents specifically relate to MOXATAG. Our issued patents cover certain compositions and methods using pulsatile dosing. We also own 38 foreign-filed patent applications, which correspond to our U.S. patents and applications, and one International (PCT) patent application, which we anticipate converting into several individually foreign-filed patent applications to further correspond to our U.S. patents and applications.

Multi-level patent strategy for PULSYS. We have implemented a multi-level patent strategy to protect our approved and potential future pulsatile drug products. The first level is composed of “umbrella” patents and patent applications directed to the application of the PULSYS technology to general classes of anti-infective drugs, such as antibiotics, antivirals and antifungals agents. The second level is composed of “sub-umbrella” patents and patent applications, directed to the application of the PULSYS technology to subclasses of drugs, such as beta-lactam antibiotics with enzyme inhibitors. The third level includes patents and applications directed to the application of the PULSYS technology to specific antibiotics.
Expiration dates for key patents. Our general PULSYS antibiotic patents were issued in 2003 and 2004, and will continue to run for a number of years. The earliest patent expiration, including those for our patients relating to MOXATAG is in October 2020.
No royalties on PULSYS patents. We developed our PULSYS technology, and we retain full ownership of our patents. We owe no royalties to any third party for utilizing the PULSYS technology in our products. However, we do owe certain royalties to Eli Lilly for use of the KEFLEX trademarks we acquired in June 2004.
KEFLEX, KEFLEX 250 MG, KEFLEX 500 MG, KEFLEX 750 MG, MiddleBrook, MiddleBrook Pharmaceuticals (stylized), MiddleBrook Pharmaceuticals, Inc., M1 (stylized), MOX-10, MOXAKIT, MOXATAG1 (stylized), MOXATAG, MOXATAG PAK, MOXATAG PAK(stylized), MOXATEN, MOX PAK(stylized), MOX-PAK, MOX PAK1 (stylized) and PULSYS are our trademarks and have been registered in the U.S. Patent and trademark office or are the subject of pending U.S. trademarks applications.
Sales and Marketing
Following the receipt of FDA approval for MOXATAG in January 2008, and the investment by EGI-MBRK, L.L.C. in our Company in September 2008, we have focused our efforts on the commercialization of MOXATAG. Our sales and marketing campaign is designed to educate physicians, pharmacists and other healthcare professionals on the benefits of our products and to encourage them to recommend our products to their patients. Our physician marketing efforts for MOXATAG and KEFLEX 750 mg focus on primary care physicians and pharmacists. Historically, we used a contract sales force from Innovex for the promotion of KEFLEX 750 mg capsules; we have not actively marketed our KEFLEX 250 mg and 500 mg products because of their brand recognition. In November 2008, we terminated our agreement with Innovex, and we began to hire an internal, dedicated field sales force to prepare for the launch of MOXATAG.
To more aggressively preserve our financial resources, on September 1, 2009 and December 3, 2009, we announced reductions of approximately 25% and 33%, respectively, in the number of our field sales representatives and managers, as well as approximately 20% and 20%, respectively, in our corporate staff. In addition, effective March 15, 2010, we eliminated our field sales force and significantly reduced our corporate staff to preserve our cash resources as we explore strategic options.
In February 2010, we partnered with DoctorDirectory.com, Inc., or DoctorDirectory, to promote MOXATAG through DoctorDirectory’s virtual marketing solution, IncreaseRx®. IncreaseRx® utilizes web-based educational and promotional tactics to reach thousands of healthcare professionals with targeted sales and marketing messages. IncreaseRx® performs as a virtual contract sales organization, providing healthcare professionals with access to electronic sampling and online educational tools and information. We now rely entirely on IncreaseRx® to market MOXATAG. We also plan to market KEFLEX in the United States through a third party marketer.
As part of our marketing efforts, we initiated co-pay assistance programs in the form of maximum co-pay vouchers for MOXATAG and coupons for KEFLEX 750 mg. Our MOXATAG co-pay assistance program is designed to keep a patient’s net out-of-pocket expense for a MOXATAG prescription to no more than $20, while our KEFLEX 750 mg coupon assistance program provides patients with a $15 discount off the prescription. The MOXATAG co-pay voucher and KEFLEX coupon forms are available at doctors’ offices, and the MOXATAG co-pay vouchers are available through MOXATAG.com. A patient can redeem the voucher or coupon at the point-of-sale in conjunction with having his or her MOXATAG or KEFLEX 750 mg prescription filled.
If we successfully market MOXATAG, and develop and receive regulatory approval to market additional product candidates, we believe we will have to substantially expand our sales and marketing capabilities or enter into partnerships with other pharmaceutical companies to successfully commercialize our product candidates.
Trade Sales and Distribution. Our products are primarily sold directly to wholesalers, and food and drug chains. A limited number of major wholesalers and retailers of pharmaceuticals account for a majority of our sales. Cardinal Health, McKesson, and CVS accounted for 36.9%, 33.2% and 12.7% of our gross revenues from sales of KEFLEX and MOXATAG in the year ended December 31, 2009. Cardinal Health, McKesson, and AmerisourceBergen accounted for 50.3%, 33.6% and 10.6% of our gross revenues from sales of KEFLEX in the year ended December 31, 2008.
Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period, typically six months prior to the expiration date to 12 months after the expiration date on the product label. Occasionally, we also provide extended payment terms and greater discounts to our customers to ensure distribution of our products.
Our trade sales department calls on all classes of trade including national and regional drug, food and mass merchandiser retail accounts in addition to drug wholesalers. During 2009, our trade sales department secured distribution of MOXATAG at the primary food, drug and mass chain retailers in addition to independent drug stores. The primary focus of our trade sales effort is to ensure availability of our products on pharmacy shelves to support our marketing efforts.

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
Seasonality
Aminopenicillin antibiotics, such as MOXATAG, experience seasonality with prescriptions peaking between October and March, according to IMS Health, National Prescription AuditTM. We do not believe that the cephalexin antibiotic market experiences any seasonality.
Competition
The pharmaceutical industry is highly competitive and characterized by a number of established, large pharmaceutical companies, as well as smaller emerging companies. Our main competitors are:
•	Large pharmaceutical companies, such as Pfizer, GlaxoSmithKline, Bristol-Myers Squibb, Merck, Johnson & Johnson, Roche, Novartis, sanofi-aventis, Abbott Laboratories, AstraZeneca, and Bayer.

•	Smaller pharmaceutical and biotechnology companies and specialty pharmaceutical companies engaged in focused research and development of anti-infective drugs, such as Trimeris, Vertex, Gilead Sciences, Cubist, Basilea, InterMune, King, Advanced Life Sciences.

•	Drug delivery companies, such as Johnson & Johnson’s Alza division, Biovail, DepoMed, Flamel Technologies, and SkyePharma.

•	Generic drug companies, such as Teva, Ranbaxy, Sandoz (a subsidiary of Novartis) and Stada, which produce low-cost versions of antibiotics that may contain the same active pharmaceutical ingredients as our PULSYS product candidates.
There are many approved antibiotics available to treat bacterial conditions in the United States. Our marketed KEFLEX and MOXATAG products compete with other available products based primarily on:
•	efficacy;

•	safety;

•	tolerability;

•	acceptance by doctors;

•	patient compliance and acceptance;

•	patent protection;

•	convenience;

•	price;

•	insurance and other reimbursement coverage;

•	distribution;

•	marketing; and

•	adaptability to various modes of dosing.
Our KEFLEX brand of cephalexin faces significant competition from generic distributors of cephalexin capsules and suspensions. Currently, a significant portion of the prescriptions written for our KEFLEX 250 mg and 500 mg capsules are substituted at the pharmacy with generic versions of KEFLEX, supplied through leading generic drug manufacturers including Teva, Stada, Ranbaxy, and Sandoz. In addition, our KEFLEX 750 mg capsules are not patent-protected and thus would be subject to similar competition from generic versions of KEFLEX 750 mg capsules if generic drug manufacturers pursue the manufacture and marketing approvals required for a generic 750 mg strength cephalexin product.
In some instances, MOXATAG competes against non-PULSYS drug products that share the same active ingredient, but are less convenient or require more cumbersome administration schedules. A number of these non-PULSYS drug products are available in generic form, which are usually substantially less expensive than the branded version. For example, a number of retailers offer generic amoxicillin, the active pharmaceutical ingredient in MOXATAG, for free or at significantly lower prices than MOXATAG. Companies such as Teva, Ranbaxy, Sandoz and Stada are major manufacturers and distributors of generic versions of antibiotics that may compete with our existing and future products.
New developments, including the development of methods for preventing the incidence of disease, such as vaccines, occur rapidly in the pharmaceutical industry. These developments may render our product candidates or technologies obsolete or noncompetitive.
Many of our competitors, including large pharmaceutical companies like Pfizer, GlaxoSmithKline, Merck, Novartis and AstraZeneca, possess greater financial, managerial and technical resources and have established reputations for successfully developing and marketing drugs, all of which put us at a competitive disadvantage. Our competitors may be able to apply their resources and capabilities to develop and commercialize products that have distinct, enhanced, or perceived advantages versus our products. The competitors may be in a position to devote greater resources in the sales, marketing, and distribution of these products and therefore considerably impact our ability to successfully commercialize our own products.

Manufacturing
Manufacture and Packaging. We currently rely on third-party contract manufacturers to produce our marketed products and product samples, and should we re-initiate development efforts, we expect to rely on third-party contract manufacturers to produce our product candidates for use in our preclinical studies and clinical trials. We maintain internal quality control, regulatory affairs and product planning resources to oversee the activities of these third-party manufacturers. We believe that if we focus on the production of improved formulations of approved and marketed drugs, we can reduce the risk and time involved in the development of manufacturing capabilities, because production of these drugs involves well-established and well-accepted manufacturing techniques and processes. The use of third parties for manufacturing allows us to minimize our initial capital investment and reduce the risks associated with the establishment of our own commercial manufacturing and distribution operations.
In December 2004, we entered into a commercial supply agreement with Patheon to manufacture our KEFLEX brand of products; in February 2009, Patheon ceased manufacture of KEFLEX. However, we believe our current inventory of immediate release KEFLEX will meet our commercial needs for approximately 16 months. We are actively pursuing a new third-party manufacturer for our KEFLEX products, but we cannot guarantee we will have a manufacturer site qualified by the FDA prior to depleting our currently available KEFLEX inventory.
In April 2005, we entered into agreements under which Stada Production Ireland Limited, or SPI, previously known as the manufacturing division of Clonmel Healthcare Limited, a subsidiary of Stada Arzneimittel AG, provides us with commercial supply of our MOXATAG product. We believe SPI has capacity in place to cover current projected needs, with additional capacity for growth. In addition, we have entered into various ancillary agreements whereby SPI provides technology transfer, clinical/stability batch manufacturing, commercial scale-up and validation services. As part of our agreement with SPI, we funded the facility build-out and equipment additions to support our commercial manufacturing program at SPI’s facilities.
In December 2008, we entered into a three-year packaging agreement with ALMAC Pharma Services Limited, or ALMAC, to handle the packaging of our MOXATAG samples.
All of our manufacturing operations are located outside the United States. SPI and ALMAC manufacture and package MOXATAG product and samples in their respective facilities in Ireland. We are currently in the process of selecting a new third party manufacturer for our KEFLEX products. We believe this manufacturer will also be located overseas. Our third party manufacturers’ operations are subject to foreign laws and regulations, and, if such laws change, our manufacturing operations may not be able to operate in compliance with those modifications.
In connection with our third-party manufacturing and clinical activities, we generate hazardous waste. We are subject to various regulations regarding the disposal of hazardous and potentially hazardous waste, and we may incur costs to comply with such regulations now or in the future.
Raw Material Sourcing Agreements. We depend upon DSM Anti-Infectives B.V., or DSM, for all amoxicillin used in MOXATAG and for all cephalexin used in our KEFLEX products. DSM recently notified us that they no longer would be manufacturing our current specification of amoxicillin, however, we were able to acquire a sufficient quantity of amoxicillin, meeting our specifications that we believe will meet our current manufacturing needs for approximately the next 18 months. Once we select and qualify a third-party manufacturer to replace Patheon as the manufacturer of our KEFLEX products, we believe DSM will be able to meet our demands for cephalexin. We are actively pursuing additional suppliers of both amoxicillin and cephalexin for use in our products and product candidates.
Product Candidates. If we were to re-initiate our development efforts, we would need to obtain active pharmaceutical ingredients and finished products from certain specialized manufacturers for use in clinical studies. Although the antibiotics and finished products we would use in our clinical studies may generally be obtained from several suppliers, the loss of a supplier could result in delays in conducting or completing our clinical trials and could delay our ability to commercialize products.
Collaboration Agreements
We currently have no active collaboration agreements.
In May 2004, we entered into an agreement with Par Pharmaceuticals, or Par, to collaborate on the further development and commercialization of a PULSYS-based amoxicillin product. Under the terms of the agreement, we conducted the development program, including manufacturing clinical supplies and conducting clinical trials, and were responsible for obtaining regulatory approval for the product. We were to own the product trademark and to manufacture or arrange for supply of the product for commercial sales and Par was to be the sole distributor of the product. Both parties were to share commercialization expenses, including pre-marketing costs and promotion costs, on an equal basis. Operating profits from sales of the product were also to be shared on an equal basis. Under the agreement, we received an upfront fee of $5.0 million and a commitment from Par to fund all further development expenses. Development expenses incurred by us were to be partially funded by quarterly payments from Par aggregating $28.0 million over the period of July 2004 through October 2005, of which up to $14.0 million was contingently refundable.
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

EGI Transaction
In September 2008, we consummated the sale to EGI-MBRK, L.L.C., an affiliate of Equity Group Investments, L.L.C., of 30,303,030 shares of our common stock and a five-year warrant to purchase an aggregate of 12,121,212 shares of our common stock at an exercise price of $3.90, for an aggregate purchase price of $100 million, with net proceeds of $96 million after expenses. We refer to this sale as the “EGI Transaction”.
KEFLEX Agreements — Deerfield Transaction
On November 7, 2007, we entered into a series of agreements with Deerfield Management, and certain of its affiliates, which provided for the transfer of certain assets by us in exchange for up to $10.0 million in cash. The agreement included provisions for two potential closings, with the first closing occurring upon the execution of the agreements (for $7.5 million in gross proceeds, less $0.5 million in transaction expenses) and the second closing (for an additional $2.5 million in gross proceeds) occurring at our option, contingent upon FDA approval of MOXATAG.
First Closing. At the transaction’s first closing, we sold certain assets, including KEFLEX product inventories, and assigned certain intellectual property rights, relating only to our existing, immediate-release cephalexin business, to two Deerfield affiliates, Kef Pharmaceuticals, Inc., or Kef, and Lex Pharmaceuticals, Inc., or Lex. Under the terms of the agreement, we received $7.5 million on November 8, 2007, and reimbursed Deerfield $0.5 million for transaction-related expenses. We used approximately $4.6 million of those proceeds to fully repay our outstanding loan balance to Merrill Lynch Capital, with the remainder available for general corporate purposes. Pursuant to a consignment of those assets and the license of those intellectual property rights back to us, we continued to operate our existing cephalexin business, subject to consignment and royalty payments to Deerfield of 20% of net sales, subject to a minimum quarterly payment of $0.4 million. In addition, we granted to Deerfield a six-year warrant to purchase 3.0 million shares of our common stock at $1.38 per share, the closing market price on November 7, 2007.
Second Closing. The agreements provided for a second closing at our option until June 30, 2008. We did not exercise the option for a second closing and permitted the option to expire on June 30, 2008.
Repurchase Right. Deerfield also granted us the right to repurchase all of the assets and rights sold and licensed by us by purchasing all of the outstanding capital stock of both Kef and Lex on or before June 30, 2008. In accordance with the terms of the agreement, we paid a $1.35 million extension fee to extend the right to repurchase the assets to December 31, 2008. On September 4, 2008, pursuant to an agreement with Deerfield dated July 1, 2008, we exercised this repurchase right and purchased all of the outstanding capital stock of Kef and Lex for $11.0 million (against which the $1.35 million extension fee was applied), plus the value of the assets of the entities, including cash and inventory, and we redeemed Deerfield’s warrant to purchase 3.0 million shares of our common stock. These repurchases were funded with a portion of the proceeds received from the EGI Transaction
Government Regulation
We are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record-keeping, advertising, and promotion of drugs promulgated under the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act, and by comparable agencies in foreign countries. FDA approval is required before any new drug can be legally marketed in the United States.
NDA Process. The process required by the FDA before a new drug may be marketed in the United States generally involves:
•	completion of preclinical laboratory and animal testing;

•	submission of an investigational new drug application, which must become effective before the commencement of human clinical trials;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug product’s intended use; and

•	submission to and approval by the FDA of a NDA, which includes inspection of manufacturing facilities.
Preclinical studies generally include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies, to assess the safety and efficacy of the product. Preclinical trials also provide a basis for design of human clinical studies.
Human clinical trials are typically conducted in three sequential phases, which may overlap:
PHASE I: During typical Phase I studies, the drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.
PHASE II: During Phase II studies, the drug is introduced to patients who have the medical condition that the drug is intended to treat. Phase II studies generally are intended to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Phase II studies are sometimes combined with Phase I studies (referred to as Phase I/II studies) in certain instances when safety issues and questions of absorption, metabolism, distribution and excretion are well-established.

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
Under the Prescription Drug User Fee Act, or PDUFA, the submission of an NDA is generally subject to substantial application user fees, currently $1,405,500 for an application requiring clinical data and $702,750 for an application not requiring clinical data and a supplement requiring clinical data. The manufacturer and sponsor under an approved NDA are also subject to annual product and establishment user fees, currently $79,720 per product and $457,200 per establishment. These fees are typically increased annually. In addition, the PDUFA statute has been subject to significant amendments in connection with its regular reauthorization every five years (with the next reauthorization required by October 1, 2012).
Abbreviated New Drug Applications, or ANDA. An ANDA is an application for approval of a generic drug. The application is based on a showing of bioequivalence to an already approved drug product. ANDAs do not contain full reports of safety and effectiveness as required in NDAs, but rather demonstrate that their proposed products are “the same as” reference products with regard to their conditions of use, active ingredients, route of administration, dosage form, strength, and labeling. ANDA applicants must demonstrate the bioequivalence of their products to the reference branded product. Bioequivalence generally means that no significant difference exists in the rate and extent to which the active ingredients enter the blood-stream and become available at the site of drug action. Bioequivalence, however, does not mean that the products must be identical in all respects. Furthermore, the FDA has broad discretion to determine whether a product meets the ANDA approval standards. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists filling prescriptions written for the original listed drug.
505(b)(2) Applications. As an alternate path to FDA approval for new or improved formulations of previously approved products, a company may submit a Section 505(b)(2) NDA. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. A 505(b)(2) application allows the applicant to rely upon the FDA’s previous findings of safety and efficacy for an approved product or upon published literature for related products, whether or not approved. As a result, the applicant must only perform those additional studies or measurements needed to support the change from the referenced product. In our NDA submissions, we intend to rely, in part, on prior FDA approvals of the antibiotic ingredients used in our products and on data generated by other parties that help to demonstrate the safety and effectiveness of those ingredients. In the case of products that we may develop in conjunction with sponsors of previously approved products, we expect that because we will have a specific right of reference to the data contained in the prior applications, we will submit a traditional NDA. In any case in which we do not have a specific right of reference from the sponsor of the previously approved product, we anticipate that we will submit Section 505(b)(2) NDAs.
All data necessary to demonstrate the safety and effectiveness of our own versions of these products will have to be generated by or for us and submitted to the FDA in support of our applications. These data are expected to include data establishing the safety and efficacy of the specific dosage form and any other differences between the dosage form and the conditions for use of our products and the dosage form and conditions for use of the previously approved products. In the case of antibiotic ingredients not previously approved in the combinations that we propose, it will also be necessary for us to satisfy the FDA’s fixed-dose combination drug regulations with data establishing that each active component contributes to the effectiveness of the combination and that the dosage of each component is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy. The FDA’s policy typically requires very large clinical trials that test each antibiotic alone and in combination.
Paragraph IV Certifications. To the extent that an ANDA applicant or Section 505(b)(2) applicant relies on previous FDA findings for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. The Orange Book is the means by which the FDA identifies products it has approved on the basis of safety and efficacy under Section 505 of the Federal Food, Drug and Cosmetic Act, and attached in an addendum to the Orange Book are any applicable periods of patent and non-patent market exclusivity for those FDA approved drugs. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date, and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid is called a paragraph IV certification. Absent a paragraph IV certification, the ANDA or Section 505(b)(2) NDA will not be approved until all the listed patents claiming the referenced product have expired, including any applicable period of non-patent market exclusivity granted by the FDA pursuant to the Patent Term Restoration Act (Waxman-Hatch Act).

If the ANDA applicant or Section 505(b)(2) applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the holders of the NDA and the patent once the ANDA or Section 505(b)(2) application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of notice of a paragraph IV certification automatically prevents the FDA from approving the ANDA or Section 505(b)(2) application until the earlier of 30 months after (i) notice of a paragraph IV certification is received by the holders of the NDA or patent, (ii) expiration of the patent and any applicable period of patent exclusivity, or (iii) settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant or 505(b)(2) applicant. The ANDA or Section 505(b)(2) application also will not be approved until any applicable non-patent market exclusivity listed in the Orange Book for the referenced product, such as exclusivity for obtaining approval of a new chemical entity, has expired or is otherwise waived by the reference product holder.
A new law, enacted late in 2008, extended certain of these patent and exclusivity benefits to older antibiotics that were historically excluded from these provisions of the Federal Food, Drug, and Cosmetic Act. Amoxicillin and cephalexin are older antibiotics covered by this new law. As such, we may be eligible for three-year exclusivity for these drugs if applicable legal and regulatory requirements are met. In addition, transition provisions included in the new law permitted us to list certain patents associated with MOXATAG in the Orange Book, thereby requiring that any applicant seeking approval of an ANDA or Section 505(b)(2) version of MOXATAG would have to certify to these patents. In late 2008, after the enactment of the new law, we submitted, and the FDA listed in the Orange Book, three patents covering MOXATAG. If we submit future 505(b)(2) NDAs that rely on previous approvals of old antibiotics for which there are Orange Book-listed patents, we would have to certify to any patents listed in the Orange Book for those products.
To date, we have not received notice from a generic applicant that an ANDA or a 505(b)(2) application containing a paragraph IV certification with respect to an Orange Book-listed patent for MOXATAG has been submitted to the FDA. If an ANDA or a 505(b)(2) applicant submits an application to the FDA containing a paragraph IV certification to such an Orange Book-listed patent, and if we timely sue for patent infringement within the statutory 45-day period, then we believe we will be entitled to a 30-month stay.
Our KEFLEX 750 mg product currently does not have any period of patent or non-patent protection listed in the FDA’s Orange Book. Because there are no Orange Book-listed patents, we do not know whether an ANDA or a 505(b)(2) application has been submitted to the FDA for a generic or modified version of our KEFLEX 750 mg product. If we subsequently submit an NDA for a new use for KEFLEX or MOXATAG, or if we submit an NDA for our pediatric PULSYS sprinkle product candidate, those products could qualify for three-year exclusivity, or if there is an applicable patent covering the drug product, we will take the necessary steps to ensure that the FDA’s Orange Book reflects this. Should we obtain the FDA’s approval for our PULSYS line extension of KEFLEX, we will take the necessary steps to ensure that the FDA’s Orange Book reflects any applicable period of patent or non-patent market exclusivity.
Other FDA Constraints. In addition to the results of product development, preclinical animal studies and clinical human studies, an NDA must contain extensive information on the chemistry, manufacturing and controls that relate to the planned routine production and testing of the drug. An NDA must also contain proposed prescribing information for the product, supported by available clinical and other testing data, describing how the product may properly be used. The FDA may approve, deny approval or grant conditional approval, depending on whether it finds that the information provided sufficiently addresses all issues regarding the manufacture and proposed use of the product candidate. Both prior to and subsequent to approval of a product, the Federal Food, Drug, and Cosmetic Act and FDA regulations require that the manufacture and testing of any drug for investigational use or for commercial use in humans be manufactured in accordance with current Good Manufacturing Practice, or cGMP. Regulatory authorities, including the FDA, periodically inspect manufacturing facilities to assess compliance with cGMP. Our failure or that of our contract manufacturers to follow cGMP requirements or other regulatory requirements could subject us and our products to various sanctions, including, but not limited to delay in approving or refusal to approve a product; product recall or seizure; suspension or withdrawal of an approved product from the market; interruption of production; operating restrictions; warning letters; injunctions; fines and other monetary penalties; criminal prosecutions; and unanticipated expenditures. We have used, and intend to continue to use, third-party firms that we believe are knowledgeable and qualified in compliance with cGMP requirements to manufacture and test our product candidates and, to the extent that we engage in these activities on our own behalf, intend to utilize cGMP-compliant procedures and controls. There can be no assurance, however, that we or our contractors will be and remain at all times in full compliance with all cGMP requirements.
Fraud and Abuse Laws. The marketing practices of all U.S. pharmaceutical manufacturers are subject to the Federal Food, Drug, and Cosmetic Act, FDA regulations, and other federal and state healthcare laws that are used to protect the integrity of government-funded healthcare programs. A number of federal and state laws and related regulations, referred to as fraud and abuse laws, are used to prosecute healthcare providers, suppliers, physicians and others that fraudulently or wrongfully obtain reimbursement for healthcare products or services. These laws apply broadly and may constrain our business and the financial arrangements through which we market, sell and distribute our products.
The anti-kickback provisions of the federal Social Security Act prohibit knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce referrals or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable under a governmental payor program. The definition of remuneration has been broadly interpreted to include anything of value, including gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests, opportunity to earn income, and providing anything at less than its fair market value. The statute imputes liability to both sides of an impermissible transaction and will cover any arrangement where one purpose of the arrangement is to obtain money for the referral of covered services or items. Safe harbors provisions under the anti-kickback statute shield from prosecution certain common business arrangements that might otherwise technically violate the statute. Safe harbor protection is afforded, however, only to those arrangements that precisely meet all of the conditions set forth in the safe harbor. Many legitimate arrangements may not fully meet the requirements of the safe harbor provisions. Federal health reform legislation, if enacted, and existing state laws and regulations have also created responsibilities on manufacturers and physicians to report annually remuneration paid or received from the makers of medical products. States also have similar laws proscribing kickbacks, some of which are not limited to services for which government-funded payment may be made. Anti-kickback laws have been cited as a partial basis, along with the state consumer protection laws mentioned below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with pharmaceutical marketing programs. We review our business practices regularly to comply with the federal anti-kickback statute and similar state laws. However, if we are found to violate any of these laws, we could suffer penalties, fines, or possible exclusion from participation in federal and state healthcare programs.

Additionally, the federal False Claims Act prohibits, among other things, the knowing submission of “false” or “fraudulent” claims, or any other documents in support of a “false” or “fraudulent” claim, for payment by a federal government program. Under the False Claims Act, it is illegal to knowingly make or induce someone else to make a false claim for reimbursement from the federal government for pharmaceutical products.
When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 and $11,000 for each separate false claim. Conduct that violates the False Claims Act may also lead to exclusion from the Medicare and Medicaid programs. The Fraud Enforcement and Recovery Act of 2009, enacted in May 2009, extends False Claims Act liability for the knowing retention of overpayments and subjects entities to liability if they knowingly make a false statement in an attempt to obtain money or property that is to be spent or used on the government’s behalf or to advance a government program or interest.
In addition to the False Claims Act and similar state false claims statutes, other laws prohibit fraud in healthcare transactions. The federal healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors, and the federal false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of either of these two statutes is a felony and may result in fines, imprisonment, or exclusion from governmental payor programs.
The Office of the Inspector General of the Department of Health and Human Services, or OIG, periodically issues Fraud Alerts and Advisory Opinions identifying certain questionable arrangements and practices that it believes may implicate the federal fraud and abuse laws. In a December 1994 Special Fraud Alert relating to “prescription drug marketing schemes,” the OIG stated that investigation may be warranted when a prescription drug marketing activity involves the provision of cash or other benefits to pharmacists in exchange for such pharmacists’ performance of marketing tasks in the course of their pharmacy practice, including, for example, sales-oriented “educational” or “counseling” contacts or physician or patient outreach where the value of the compensation is related to the business generated. We believe that we have structured our business arrangements to comply with federal fraud and abuse laws. However, if we are found to have violated any of these laws, we could suffer penalties, fines, or possible exclusion from the Medicaid or other government programs.
The government increasingly examines arrangements between healthcare providers and potential referral sources to determine whether they are designed to exchange remuneration for patient care referrals. Investigators are increasingly looking behind formalities of business transactions to determine the underlying purposes of payments. Enforcement actions have increased over the years and are highly publicized. In particular, the pharmaceutical industry continues to garner much attention from federal and state governmental agencies. The Department of Justice has identified prescription drug issues, including free goods/diversion, medication errors, sale of samples, and contracting with pharmacy benefit management companies, as being among the “top 10” areas in the healthcare industry meriting the Department’s attention. In addition, in July 2008, the Pharmaceutical Research and Manufacturers of America, or PhRMA, released a revised version of its voluntary Code on Interactions with Healthcare Professionals, referred to as the PhRMA Code, which serves as a guide for the broader industry. The revised PhRMA Code, which became effective in January 2009, signals the continued scrutiny of the pharmaceutical industry’s interactions with healthcare professionals, namely physicians.
State laws regulating unfair and deceptive trade practices and consumer protection statutes have been used as the basis for investigations and multi-state settlements relating to pharmaceutical industry promotional drug programs in which pharmacists are provided incentives to encourage patients or physicians to switch from one prescription drug to another. We do not participate in any such programs.
If our operations are found to be in violation of any of the laws and regulations described above, including comparable state laws, or any other law or regulation to which we or our customers are or will be subject, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.
Other Regulatory Requirements. In addition to the laws mentioned above, the testing, labeling, safety, advertising, promotion, storage, sales, distribution, export, and marketing of our products after approval are subject to extensive regulation by governmental authorities. For instance, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors and adopt regulations limiting the distribution of product samples to licensed practitioners. The PDMA also imposes extensive licensing, personnel recordkeeping, packaging, quantity, labeling, product handling, and facility storage and security requirements to ensure accountability in distribution.
Foreign Regulatory Approval. Although we do not currently market any of our products outside the United States and have no current plans to engage in product commercialization outside the United States, we may decide to do so in the future or partner with a third party to market and sell our products outside the United States. In order to market any product outside of the United States, we or our third party partner(s) would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we could commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.
To date, we have not initiated any discussions with the European Medicines Agency, or any other foreign regulatory authorities with respect to seeking regulatory approval for any of our products in Europe or in any other country outside the United States. Obtaining foreign regulatory approvals would require additional financial resources and in the event we choose to seek those approvals, we would need to raise additional capital or partner with a third-party.
Pharmaceutical Pricing and Reimbursement. Our ability to commercialize our products successfully depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payors, including governmental payors such as the Medicare and Medicaid programs, managed care organizations, or MCOs, pharmacy benefits managers, or PBMs, and private health insurers. Third-party payors are increasingly challenging the prices charged for medicines and examining their cost effectiveness, in addition to their safety, efficacy and ease of use. Due to the share of the patient population covered by MCOs, marketing prescription drugs to them and the PBMs that serve them is important to our business. A significant objective of MCOs is to contain and, where possible, reduce healthcare expenditures. To achieve these objectives, MCOs and PBMs typically rely upon formularies, volume purchases and long-term contracts to negotiate discounts from pharmaceutical companies.
Due to their generally-lower cost, MCOs and PBMs often favor generic drugs. To successfully compete for business with MCOs, PBMs and other third-party payors, we may need to conduct expensive pharmacoeconomic studies to demonstrate that our products offer not only medical benefits but also cost advantages as compared to other forms of care. Even with these studies, our products may be considered less safe, less effective or less cost-effective than existing products, and third-party payors may decide not to provide coverage and reimbursement for our product candidates. Even if third-party payors approve coverage and reimbursement, the resulting payment rates may not be sufficient for us to sell our products at a profit.
Political, economic and regulatory influences are also subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. We anticipate that the U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures could include:
•	controls on government-funded reimbursement for drugs;

•	controls on payments to healthcare providers that affect demand for drug products;

•	challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means;

•	weakening of restrictions on imports of drugs; and

•	expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person.
Under the Medicare Part D Prescription Drug Benefit, which took effect in January 2006, Medicare beneficiaries may obtain prescription drug coverage from private plans that are permitted to limit the number of prescription drugs that are covered on their formularies in each therapeutic category and class. Under this program, our products may be excluded from formularies and may be subject to significant price competition that depresses the prices we are able to charge. We believe that it is likely that non-Medicare plans will follow Medicare coverage and reimbursement policies.

Outpatient pharmaceuticals sold to state-administered Medicaid programs are further subject to a mandatory national drug rebate program. In order for a prescription drug to qualify for reimbursement, the Medicaid Drug Rebate Program requires the drug manufacturer to enter into a national Rebate Agreement with the Secretary of the Department of Health and Human Services. Under the Medicaid Drug Rebate Program, a drug provider must pay, as a rebate to state Medicaid agencies for Medicaid recipients’ purchases of the company’s covered drugs, the greater of: a specific percentage of the Average Manufacturer Price for the drug or the difference between the Average Manufacturer Price and the best price for the drug.
Pharmaceutical companies must also enter into pricing agreements with the U.S. Department of Veterans Affairs as a condition for participating in the Medicaid program, and some states may impose supplemental rebate agreements. We are a party to these types of pricing agreements with respect to our currently marketed products.
Pharmaceutical manufacturers participating in the Medicaid program must also enter into another agreement, called a “pharmaceutical pricing agreement,” as a condition of reimbursement under Medicaid. Under the Section 340B Pricing Program, manufacturers must make covered outpatient drugs available to certain entities at significantly discounted prices.
In addition to mandatory pricing agreements, we may also face competition for our products from lower priced products from foreign countries that have placed price controls on pharmaceutical products. Proposed federal legislative changes may further expand consumers’ ability to purchase imported, lower priced versions of our products and competing products from Canada and other countries. Further, several states and local governments have implemented importation schemes for their citizens, and, in the absence of federal action to curtail such activities, we expect additional states and local governments to launch importation efforts. The importation of foreign products that compete with our own products could negatively impact our business and prospects.
Employees
As of March 16, 2010, we had 22 employees, 15 who work in our Westlake, Texas facility, and 6 who work in our Maryland facility. We currently have no part-time employees. None of our employees are subject to collective bargaining agreements, and we consider our relationships with our employees to be good.
On September 1, 2009 and December 3, 2009, we announced reductions of approximately 25% and 33%, respectively, in the number of our field sales representatives and managers, as well as approximately 20% and 20%, respectively, in our corporate staff. In addition, effective March 15, 2010, we eliminated our field sales force and significantly reduced our corporate staff to preserve our cash resources as we explore strategic options. As part of this reduction in force, our Chief Executive Officer announced his resignation as an officer and director, effective March 15, 2010, to further reduce expenses.
Access to Our Filings with the Securities and Exchange Commission
Our website address is www.middlebrookpharma.com. The information on our website is not a part of, or incorporated into, this Annual Report on Form 10-K. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, which are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available without charge on our website as soon as reasonably practicable after they are filed electronically with, or otherwise furnished to, the Securities and Exchange Commission, or the SEC.
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
There are a number of important factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Those factors include, without limitation, those listed below and elsewhere in this Annual Report on Form 10-K.
Risks Related to Our Business
We may be forced to file for bankruptcy protection if we fail to identify and consummate a strategic transaction in the near future.
We currently believe our existing cash resources, coupled with our ability to continue to manage expenses after recent cost reduction measures, will be sufficient to support our current operations and obligations into July 2010. However, our near-term capital requirements will depend on many factors, including:
•	the cash received from sales of existing MOXATAG and KEFLEX products;

•	our ability to successfully commercialize our products and the costs associated with related marketing, promotional and sales efforts;

•	the cost of products sold, including royalties due to Eli Lilly on KEFLEX 750 mg net revenues, and the cost of manufacturing activities, including raw material sourcing and regulatory compliance; and

•	the costs involved in establishing and protecting our patent, trademark and other intellectual property rights.
We expect that we will need to enter into a strategic transaction to continue to operate through the second quarter of 2010. We recently engaged Broadpoint to assist us in identifying and evaluating strategic options, including a potential sale of the Company. However, there can be no assurance that this engagement will enable us to identify and implement strategic options. Based on the current credit markets and our financial condition, we may not identify any potential strategic partners.
If we are unable to consummate a strategic transaction on a timely basis, we may be required to significantly curtail our operations, effect further reductions in our facilities or personnel, reduce our commercialization and marketing efforts, and we may be forced to seek bankruptcy protection.
In addition, if we are unable to meet our payment obligations to third parties as they come due, we may be subject to litigation claims and may seek bankruptcy protection. Even if we are successful in defending against these claims, litigation could result in substantial costs, distract management and may result in unfavorable results that could further adversely impact our financial condition and may impact our ability to continue operations.
There is substantial doubt about our ability to continue as a going concern.
For the year ended December 31, 2009, our auditors included a going concern explanatory paragraph in their audit opinion. A going concern explanatory paragraph is included when management concludes, and the auditor agrees, there is substantial doubt about our ability to continue as a going concern for at least 12 months following the balance sheet date. If we are unable to consummate a strategic transaction in the near future, we may be unable to continue operations as a going concern. If we are unable to continue as a going concern, it is likely that investors will lose all or a part of their investment.
We may be required to pay liquidated damages if we do not maintain the effectiveness of our S-3 registration statements.
Pursuant to the terms of the registration rights agreements for the private placement transactions we previously completed, we filed with the SEC shelf registration statements on Form S-3 covering resales of common stock. If we do not remain eligible to file a registration statement on Form S-3 at the time of our 10-K each year, our existing resale registration statements on Form S-3 will no longer remain effective. The registration rights agreement in each transaction provides that if we do not maintain the effectiveness of the registration statement, then in addition to any other rights the investor may have, we will be required to pay the investor liquidated damages in cash.
The loss of certain senior management could have a material adverse effect on our operations and financial performance.
We are dependent on the expertise of our senior management team, and the loss of their services could adversely affect our business. In particular, the loss of David Becker, our Executive Vice President, Chief Financial Officer and acting President and Chief Executive Officer, could disrupt our operations. We have employment agreements in place with Mr. Becker and our senior management team. However, any existing employment agreements do not assure the retention of any employee. In addition, we do not maintain “key person” life insurance policies on any of our employees and are not insured against any losses resulting from the death of our key employees.
We have a history of losses, we expect to incur losses for the foreseeable future, and we may never become profitable.
From the date we began operations in January 2000 through December 31, 2009, we have incurred losses of approximately $299.2 million, including losses of approximately $62.3 million and $41.6 million for the fiscal years ended December 31, 2009 and December 31, 2008, respectively. Our losses to date have resulted principally from research and development costs related to the development of our product candidates, the purchase of equipment and establishment of our facilities, and selling, general and administrative costs related to our operations.
We expect to incur substantial losses in 2010, and we may incur substantial losses for the foreseeable future thereafter. Among other things, in 2010 we expect to incur significant expenses related to the commercialization of our MOXATAG product. We may also incur losses in connection with the continued sales and marketing of our KEFLEX 750 mg product. In addition, we expect to incur additional expenses related to regulatory compliance activities.
Our ability to achieve profitability depends on numerous factors, including success in:
•	commercializing our MOXATAG (amoxicillin extended-release) Tablets, 775 mg product;

•	maintaining sales of our KEFLEX products; and

•	consummating a strategic transaction.
We may never become profitable, and our investors may never receive a return on their investment.

Our products may never be successfully accepted by the market.
We launched our KEFLEX 750 mg product in July 2006 and MOXATAG product in March 2009. While we have invested considerable resources in the launch of these products, to date, sales have not met our expectations. We had previously anticipated that these products would generate revenues in excess of related expenses and would contribute additional cash flow to help fund our other operations. However, these products have not gained wide market acceptance among physicians, patients, pharmacists, healthcare payors and the medical community. The degree of market acceptance of our current products and any pharmaceutical product that we may develop depends on a number of factors, including:
•	demonstration of clinical efficacy and safety;

•	cost-effectiveness;

•	potential advantages over competitive products and alternative therapies, including generics;

•	reimbursement policies of government and third-party payors;

•	pharmacist substitution; and

•	effectiveness of our marketing and distribution capabilities and the effectiveness of such capabilities of our collaborative partners.
Our products compete with a number of products manufactured and marketed by major pharmaceutical companies, biotechnology companies and manufacturers of generic drugs. Our products may also compete with new products developed by our competitors. Physicians, patients, third-party payors and the medical community may not widely accept and use any of our current products or product candidates that we or our collaborative partners develop. To the extent current antibiotics already successfully treat certain infections, physicians may not be inclined to prescribe our drugs for the same indications, especially if less expensive generic alternatives exist.
While we believe that physicians make antibiotic prescribing decisions based primarily on efficacy, safety, and compliance, we also believe that, when deciding whether to prescribe a drug or its generic analog, physicians also weigh patient co-pay and patient preferences. In addition, in the United States, most states have enacted legislation requiring or permitting a dispensing pharmacist to substitute a generic equivalent to the prescribed drug. As a result, we believe that price is an important driver of the adoption of our products and product candidates. We believe it is important to carefully manage resistance from payor organizations by pricing our products in such a way as to minimize the incremental payor cost burden relative to generic analogs. If our product pricing does not achieve significant market acceptance, the sales of our products will be significantly impacted.
In addition, if our MOXATAG product is not successfully accepted by the market, our growth strategy will be materially adversely affected. Although our MOXATAG product is our only product currently using our PULSYS technology, our longer-term business plan focuses on the development and commercialization of additional PULSYS pharmaceutical products. To the extent the healthcare community does not accept our current PULSYS product based on its therapeutic advantages, it is unlikely that the medical community will accept additional products providing the same therapeutic advantages to other currently available antibiotics.
Current unfavorable market conditions may continue to adversely affect our product sales and business.
Adverse economic conditions impacting our customers, including high unemployment, low consumer confidence in the economy, high consumer debt levels, increasing numbers of the U.S. population without health insurance and low availability of consumer credit, could impact the ability or willingness of consumers to purchase our products. We expect that our products will be more expensive for consumers than competing products, and in the current economy, consumers may be reluctant to accept higher costs. If market conditions remain unfavorable or deteriorate further, we may experience a further material adverse impact on our operating results and financial condition.
If a competitor produces and commercializes an antibiotic that is superior to our PULSYS antibiotics, the market for our potential products would be reduced or eliminated.
In the past, we have devoted a substantial amount of our research efforts and capital to the development of pulsatile antibiotics. Competitors are developing or have developed new drugs that may compete with our pulsatile antibiotics. A number of pharmaceutical companies are also developing new classes of compounds, such as oxazolidinones, that may also compete against our pulsatile antibiotics, including MOXATAG. In addition, other companies are developing technologies to enhance the efficacy of antibiotics by adding new chemical entities that inhibit bacterial metabolic function. If a competitor produces and commercializes an antibiotic or method of delivery of antibiotics that provides superior safety, effectiveness or other significant advantages over our pulsatile antibiotics, the value of our pulsatile drugs would be substantially reduced. As a result, we would need to conduct substantial new research and development activities to establish new product targets, which would be costly and time consuming. In the event we are unable to establish new product targets, we will be unable to generate additional sources of revenue and implement our growth strategy.
Any inability to protect our intellectual property could harm our competitive position.
Our success will depend, in part, on our ability to obtain patents and maintain adequate protection of other intellectual property for our technologies and products in the United States and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate our competitive advantage. Further, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these foreign countries.

The patent positions of pharmaceutical and biotechnology companies, including our patent positions, involve complex legal and factual questions, and validity and enforceability cannot be predicted with certainty. Patents may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that we cover our proprietary technologies with valid and enforceable patents or we effectively maintain such proprietary technologies as trade secrets. We apply for patents covering both our technologies and product candidates as we deem appropriate. However, we may fail to apply for patents on important technologies or products in a timely fashion, or at all, and the applications we do file may be challenged and may not result in issued patents. Further, any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Others may also independently develop similar or alternative technologies or design around our patented technologies. In addition, if challenged, our patents may be declared invalid.
We also rely upon trade secrets protection for our confidential and proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose our proprietary information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.
A significant part of our business strategy is to position MOXATAG and our KEFLEX line of products as preferred brands for relief of tonsillitis and/or pharyngitis secondary to Streptococcus pyogenes and skin and skin structure infections, respectively. We believe that familiarity with our brands is an important competitive advantage and that the growth and sustainability of our market share for our product lines will depend to a significant extent upon the goodwill associated with our related trademarks, trade names and copyrights. We intend to use the trademarks and trade names on our products to convey that the products we sell are “brand name” products, and we believe consumers and physicians will ascribe value to our brands. We own the material trademark and trade name rights used in connection with the packaging, marketing and sale of our products, which prevents our competitors or new entrants to the market from using our brand names. Therefore, we view trademark and trade name protection as critical to our business. Although most of our trademarks are registered in the United States, we may not be successful in asserting trademark or trade name protection. If we were to lose the exclusive right to use the MOXATAG or KEFLEX brand names or other brand names we establish or acquire in the future, our business and operating results could be materially and adversely affected. We could also incur substantial costs to prosecute legal actions relating to the use of our trademarks and trade names, which could have a material adverse effect on our results of operations or financial condition.
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
Claims that we infringe the intellectual property rights of others may adversely affect our reputation and financial condition.
Our patents, prior art and infringement investigations were primarily conducted by our senior management and other employees. Although our patent counsel has consulted with management in connection with management’s intellectual property investigations, our patent counsel has not undertaken an extensive independent analysis to determine whether our PULSYS technology infringes upon any issued patents or whether our issued patents or patent applications covering pulsatile dosing could be invalidated or rendered unenforceable for any reason. We are aware of one issued patent owned by a third party that covers certain aspects of delivering drugs by the use of two delayed-release pulses. However, we believe that we will be able to manufacture and market formulations of our pulsatile products without infringing any valid claims under this patent. We cannot assure you that a claim will not be asserted by such patent holder, or any other holder of an issued patent, that any of our products infringe their patents or that our patents are invalid or unenforceable or that, in the event of litigation, any claims would be resolved in our favor. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the U.S. Patent and Trademark Office and opposition proceedings in the European Patent Office regarding intellectual property rights with respect to our products and technology. Any litigation or claims against us, whether or not valid, may result in substantial costs, could place a significant strain on our financial resources, divert the attention of management and harm our reputation. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively because of their substantially greater financial resources. In addition, intellectual property litigation or claims could result in substantial damages and force us to do one or more of the following, which would adversely affect our results of operations and growth:
•	cease selling, incorporating or using any of our products that incorporate the challenged intellectual property, including MOXATAG;

•	obtain a license from the holder of the infringed intellectual property right, which may be costly or may not be available on reasonable terms, if at all; or

•	redesign our products, which would be costly and time-consuming and may not be possible.
Third parties may also assert claims against our trademark and trade name rights, and we may not be able to successfully resolve these claims. In such event, we may lose our ability to use the brand names that are the subject of these claims, which could have a material adverse impact on our sales. We could also incur substantial costs to defend even those claims that are not ultimately successful, which could materially adversely affect our results of operations and financial condition.

We have not sought patent protection for certain aspects of the technology used in our PULSYS product candidates, and if we are not able to protect the confidentiality of such information, others may use our technology to compete against us.
We have not filed for patent protection with respect to all of our specific formulations, materials (including inactive ingredients) or manufacturing process approaches that are incorporated in our PULSYS product candidates, and we may not seek such patent coverage in the future. In producing our PULSYS products, we expect to use general formulation techniques used in the industry that would be modified by us and that would, therefore, include know-how and trade secrets that we have developed. We cannot be certain that a patent would issue to cover such intellectual property, and currently, we intend to keep such techniques and know-how as our trade secrets. In the event a competitor is able to develop and patent technology substantially similar to ours, we may be blocked from using certain of our formulations or manufacturing process approaches, which could limit our ability to develop and commercialize products.
We have a post-marketing commitment to proceed with a Phase II clinical trial for our pediatric PULSYS sprinkle product candidate, which we may never be able to conduct.
As part of the FDA’s approval of MOXATAG, we committed to submitting a final clinical trial report to the FDA for a Phase III clinical study by March 2013 for our pediatric PULSYS sprinkle product candidate. However, all of our product development plans are currently on hold pending successful commercialization of MOXATAG and sufficient financial resources. Should we proceed with our product development plans, we intend to conduct a Phase II clinical trial, and if the results of the Phase II clinical trial support proceeding into a Phase III clinical trial, we would then plan to conduct a Phase III clinical trial. If we lack adequate funds to proceed with a Phase II clinical trial for our pediatric PULSYS sprinkle product candidate, we will be unable to meet our commitment and will have to request that the FDA extend our current deferral until such resources are available. In addition, if the results of the Phase II clinical study do not support proceeding into a Phase III clinical trial, we will have to request a waiver for the further assessment of the safety and effectiveness of our pediatric PULSYS sprinkle product candidate. There can be no assurance that the FDA will grant our deferral or waiver requests. If we fail to obtain a deferral or waiver from the FDA regarding this post-marketing commitment, it could have a material adverse affect on our business and growth strategy.
Our ability to commercialize our products is dependent upon the success of our own sales and marketing capabilities and infrastructure.
In order to commercialize our MOXATAG product, beginning in late 2008, we expanded our commercial capabilities with the addition of sales and marketing personnel, using a significant portion of the proceeds raised in our September 2008 private placement offering. However, to more aggressively preserve our financial resources, we reduced our sales force and managers in September and December 2009 by 25% and 33%, respectively. Effective March 15, 2010, we eliminated our field sales force to preserve our cash resources as we explore strategic options.
In February 2010, we partnered with DoctorDirectory to promote MOXATAG through DoctorDirectory’s virtual marketing solution, IncreaseRx®. We now rely entirely on IncreaseRx® to market MOXATAG. Although we have previously outsourced our sales and marketing for the promotion of KEFLEX 750 mg capsules, we have never outsourced our MOXATAG marketing efforts. IncreaseRx® and virtual marketing is an unproven marketing strategy for us, and we can offer no assurance that it will allow us to successfully promote MOXATAG. We also plan to market KEFLEX in the United States through a third party marketer. However, we have not yet identified or initiated this marketing effort, and any third party marketing efforts may not be successful in maintaining or growing our sales of KEFLEX.
Further, because we no longer have an internal sales force, in the event any of our other products or product candidates are approved by the FDA, we may again have to expand our sales and marketing personnel, which could divert the attention of management and have a material adverse affect on other areas of our business. These efforts may not be successful and cause a delay in product sales and increased costs.
We rely upon a limited number of pharmaceutical wholesalers and distributors, which could impact our ability to sell our products.
We primarily rely on specialty pharmaceutical distributors and wholesalers to deliver our products to end users, including physicians, hospitals, and pharmacies. A limited number of major wholesalers and retailers of pharmaceuticals account for a majority of our sales. Cardinal Health, McKesson, and CVS accounted for 36.9%, 33.2% and 12.7% of our gross revenues from sales of KEFLEX and MOXATAG in the year ended December 31, 2009. Cardinal Health, McKesson, and AmerisourceBergen accounted for 50.3%, 33.6% and 10.6% of our gross revenues from sales of KEFLEX in the year ended December 31, 2008. There can be no assurance that our distributors and wholesalers will adequately meet the market demand for our products. Given the high concentration of sales to certain pharmaceutical distributors and wholesalers, we could experience a significant loss if one of our top customers were to cease buying our product(s), declare bankruptcy or otherwise become unable to pay its obligations to us.
We are dependent on our contract manufacturers and suppliers to provide us with active pharmaceutical ingredients and finished products, and any failure of such third parties to meet our product demand could negatively impact our business and results of operations.
We do not maintain our own commercial scale manufacturing facilities. Reliance on third-party manufacturers entails risks, including:
•	the possibility that third parties may not comply with the FDA’s cGMP regulations, other regulatory requirements or quality assurance;

•	the possible breach of manufacturing agreements by third parties due to factors beyond our control; and

•	the possibility of termination or nonrenewal of an agreement by a third-party manufacturer, based on its own business priorities, at a time that is costly or inconvenient for us.
In addition, any damage to, or disruption at, our manufacturers’ facilities could halt production of our products, which could materially harm our business and results of operations.
The manufacturer of our KEFLEX products ceased its manufacture of KEFLEX in February 2009. Although we have an inventory of KEFLEX, we cannot guarantee that the amount of product currently in inventory will meet our near-term demand for KEFLEX. We are actively pursuing a third-party manufacturer to produce our immediate-release KEFLEX products and to perform development work on our KEFLEX pulsatile development product, should we proceed with our development activities. However, we cannot guarantee that we will be able to select a site and obtain approval from the FDA for a third-party manufacturing and development site. If we are unable to obtain approval, or if such approval is delayed, it could result in a significant disruption to our business, which may have a material adverse affect on our results of operations.
MOXATAG is manufactured for us pursuant to a contract manufacturing arrangement by Stada Production Ireland Limited, or SPI, previously known as the manufacturing division of Clonmel Healthcare Limited, a subsidiary of STADA Arzneimittel AG. Samples of our MOXATAG product are packaged by ALMAC pursuant to a three-year packaging agreement. Although we believe that we could obtain our finished MOXATAG product and samples from several suppliers, our applications for regulatory approval currently only identify SPI and ALMAC as our authorized sources for MOXATAG product and samples, respectively.
In the event that a third party supplier is unable to supply product to us in sufficient quantities on a timely basis or at a commercially reasonable price or if a third party supplier loses its regulatory status as an acceptable source, we would need to locate another source. A limited number of manufacturers operating under cGMP regulations are capable of manufacturing amoxicillin and cephalexin to our specifications. As a result, we may not be able to identify or qualify new manufacturers in a timely manner or obtain a sufficient allocation of their capacity to meet our requirements. In addition, a change to a supplier not previously approved or an alteration in the procedures or product provided to us by an approved supplier may involve additional manufacturing expense and delay production and may require formal approval by the FDA before the product could be sold. Any resulting delays in meeting demand for our products could result in significant disruption to our business and negatively impact our sales and reputation.
All of our manufacturing operations are located outside of the United States, which exposes us to additional business risks that may adversely impact our financial results.
SPI and ALMAC manufacture and package MOXATAG product and samples in their respective facilities in Ireland. Our costs associated with SPI are denominated in euros, or EUR, and those of ALMAC are in British pound sterling, or GBP. We are therefore exposed to fluctuations in the exchange rates between the U.S. dollar, or USD, and the EUR and GBP, which could have an adverse effect on our financial results.
We are currently in the process of selecting a third party manufacturer for our KEFLEX products. We believe this manufacturer will also be located overseas, and the costs for the manufacturer will be denominated in a foreign currency, which exposes us to additional currency risk. In addition, our third party manufacturers’ operations are subject to separate foreign laws and regulations, which may be modified in the future, and our manufacturing operations may not be able to operate in compliance with those modifications.
Our PULSYS technology is based on a finding that could ultimately prove to be incorrect or could have limited applicability.
Our PULSYS product candidates are based on our in vitro finding that bacteria exposed to antibiotics in front-loaded, rapid sequential bursts are eliminated more efficiently and effectively than those exposed to presently available treatment regimens. Ultimately, our finding may be incorrect, in which case our pulsatile dosage form would not differ substantially from competing dosage forms and may be inferior to them. If these products are substantially identical or inferior to products already available, the market for our pulsatile drugs will be reduced or eliminated, and we would be unable to capitalize on our PULSYS technology.
Even if pulsatile dosing is more efficient than traditional dosing, we may be unable to apply this finding in vivo successfully to a substantial number of products in the anti-infective market. Our preliminary studies indicate that pulsatile dosing may not provide superior performance for all types of antibiotics. If these preliminary findings are correct, certain pulsatile product candidates we may develop would not be more effective than the products of our competitors, which may decrease or eliminate market acceptance of our products. Additionally, we have not conducted any studies with anti-viral or anti-fungal medications. If we cannot apply our technology to a wide variety of antibiotics or other anti-infectives, our potential market will be substantially reduced, which would have an adverse effect on our growth strategy.

If clinical trials for our products are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines, which could have a material adverse effect on our growth prospects.
Our growth strategy is focused on the development of additional drug products. The development of drugs is subject to extensive regulation by the FDA, and FDA approval is required before any new drug can legally be marketed in the United States. The FDA requires significant research and development for product candidates, which generally involves successful completion of preclinical laboratory testing, submission and approval of an investigational new drug application, successful completion of human clinical trials, and submission and approval of a NDA. Preclinical testing and clinical trials must demonstrate that product candidates are safe and effective for use in humans before the FDA will grant approval for their commercial sale. In addition, clinical trials must also prove any claims that a product candidate is comparable or superior to existing products. For drug products containing active ingredients in fixed combinations that the FDA has not previously approved, clinical studies are also necessary to establish the contribution of each active component to the effectiveness of the combination in an appropriately identified patient population.
Conducting clinical trials is a lengthy, time-consuming and expensive process. The commencement and rate of completion of clinical trials for our products may be delayed by many factors, including:
•	lack of efficacy during the clinical trials;

•	unforeseen safety issues;

•	slower than expected rate of patient recruitment; or

•	government or regulatory delays.
Even if we receive promising results in preclinical and initial clinical trials for a product candidate, the drug may subsequently prove unfeasible or impossible to generate sufficient safety and efficacy data necessary for regulatory approval. The results from preclinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. For example, in the event we incorrectly identify a dosage as appropriate for human clinical trials, any results we receive from such trials may not properly reflect the optimal efficacy or safety of our products and may not support approval in the absence of additional clinical trials using a different dosage. Data obtained from preclinical and clinical studies are also susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may encounter regulatory delays or rejections as a result of many factors, including results that do not support our claims, perceived defects in the design of clinical trials and changes in regulatory policy during the period of product development. Our growth prospects may be materially adversely affected by any delays in or termination of any clinical trials we may conduct in the future or a determination by the FDA that the results of such trials are inadequate to justify regulatory approval.
We submitted a SPA to the FDA in June 2009 to obtain the FDA’s agreement on the design of our Phase III clinical trial for our KEFLEX PULSYS product candidate. The FDA responded to our SPA on July 30, 2009, stating that it disagreed with the non-inferiority design and planned analysis of the study as outlined in the SPA. Accordingly, we have delayed the development of our KEFLEX PULSYS product candidate. Any future development of KEFLEX PULSYS is contingent upon the successful commercialization of our MOXATAG product, adequate financial resources and the FDA’s agreement with a revised study design.
The development of all of our other product candidates is also currently delayed pending the successful commercialization of MOXATAG and adequate financial resources to continue our development efforts. If we are not able to successfully develop our product candidates, we may be unable to meet our anticipated development and commercialization timelines, which could have a material adverse effect on our growth prospects.
If we proceed with our long-term development plan, clinical trials for our product candidates may be delayed due to our dependence on third parties for the conduct of such trials.
We have limited experience in conducting and managing clinical trials. If we pursue our growth strategy, we expect to rely on third parties, including contract research organizations and outside consultants, to assist us in managing and monitoring clinical trials. Our reliance on these third parties may result in delays in the completion of, or the failure to complete, our clinical trials if these third parties fail to perform their obligations under our agreements with them.
Our success may depend on our ability to successfully attract and retain collaborative partners.
For certain product candidates, we may enter into collaborative arrangements with third parties. Collaborations may be necessary for us to:
•	fund our research and development activities;

•	fund manufacturing by third parties;

•	seek and obtain regulatory approvals; and

•	successfully commercialize our product candidates.
We cannot assure you that we will be able to enter into collaborative agreements with partners on terms favorable to us, or at all, and any future agreement may expose us to risks that our partner might fail to fulfill its obligations and delay commercialization of our products. We also could become involved in disputes with collaborative partners, which could lead to delays in or terminations of our development and commercialization programs, as well as time-consuming and expensive litigation or arbitration. Our inability to enter into additional collaborative arrangements with other partners, or our failure to maintain such arrangements, may limit the number of product candidates we can develop and ultimately decrease our sources of future revenues.

If we cannot enter into new licensing arrangements or otherwise gain access to products, our ability to develop a diverse product portfolio could be limited.
A component of our longer-term business strategy may involve in-licensing or acquiring drug compounds developed by other pharmaceutical and biotechnology companies or academic research laboratories that may be marketed and developed or improved upon using our novel technologies. Other companies, including those with substantially greater financial, sales and marketing resources, may compete with us for the acquisition of these product candidates and approved products, and competition for promising compounds can be intense. At this time, we have not entered into any arrangement to license or acquire any drugs from other companies, other than Eli Lilly. If we are not able to identify licensing or acquisition opportunities or enter into arrangements on acceptable terms, we may be unable to develop a diverse portfolio of products as part of our growth strategy.
Any product candidate that we acquire may require significant additional research and development efforts prior to seeking regulatory approval and commercial sale, including extensive preclinical and clinical testing. In addition to any development and regulatory expenses, as a result of acquiring products or entering into other significant transactions, we would likely experience significant charges to earnings for acquisitions and related expenses, including transaction costs, closure costs or acquired in-process product development charges. The acquisition of rights to additional products would also likely require us to make significant up-front cash payments, which could adversely affect our liquidity and may require us to raise additional capital and secure external sources of financing. We may seek funding for product acquisitions through equity or debt offerings, through royalty-based financings or by a combination of these methods. There is no assurance that we will be able to raise the funds necessary to complete any product acquisitions on acceptable terms or at all. If we raise funds, it could substantially dilute shareholders, or if we use existing resources, it could adversely affect our liquidity and increase the amount of capital we would need. Charges that we may incur in connection with acquisitions could adversely affect our results of operations for particular quarterly or annual periods.
All product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be safe and effective or approved by regulatory authorities. In addition, we cannot assure you that any approved products that we develop or acquire will be manufactured or produced economically, successfully commercialized, widely accepted in the marketplace, or that we will be able to recover our significant expenditures in connection with the development or acquisition of such products. Proposing, negotiating and implementing an economically viable acquisition is a lengthy and complex process and could substantially divert the attention of management. If we are not able to successfully integrate our acquisitions, we may not be able to realize the intended benefits of the acquisition. In addition, if we acquire product candidates from third parties, we may be dependent on third parties to supply such products to us for sale.
Risks Related to Our Industry
We could be forced to pay substantial damage awards if product liability claims that may be brought against us are successful.
The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to liability claims and financial losses resulting from the use or sale of our products. We have limited product liability insurance coverage for the clinical trials we previously conducted. However, such insurance may not be adequate to cover any claims made against us. In addition, we may not be able to obtain or maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses from any future clinical trials we may conduct.
Generic pricing plans, such as those implemented by Wal-Mart, CVS, Rite Aid and Walgreens, may affect the market for our products.
In September 2006, Wal-Mart began offering certain generic drugs at $4 per prescription, and various other retailers including CVS, Rite Aid and Walgreens currently offer generic drugs at similar prices or for free. Amoxicillin and cephalexin are on the list of drugs that retailers provide at $10 per prescription or less. Wal-Mart, CVS, Rite Aid, Walgreens and many other retailers have significant market presence, and their decision to make generic analogs of our products available at substantially lower prices may have a material adverse effect on the market for our products.
Our products are subject to Medicaid reimbursement and price reporting, and further limitations on or reductions in reimbursement would reduce our revenues and could have a material adverse effect on our results of operations.
The cost of pharmaceutical products continues to be a subject of investigation and action by governmental agencies, legislative bodies and private organizations in the United States and other countries. Federal and state governments continue to pursue efforts to reduce spending in Medicaid programs, including imposing restrictions on the amounts agencies will reimburse for certain products. Federal law also requires pharmaceutical companies to pay prescribed rebates on drugs to state Medicaid agencies to enable such products to be eligible for reimbursement under Medicaid programs. We also must give discounts or rebates on purchases or reimbursements of our products by certain other federal and state agencies and programs. Our ability to earn sufficient returns on our products will depend, in part, on limitations on coverage by and reimbursements from third-party payors, such as health insurers, governmental healthcare administration authorities and other organizations and on the amount of rebates payable under Medicaid programs.

Our industry is subject to extensive government regulation, and noncompliance could harm our business.
The repackaging, marketing, sale, and purchase of medications are extensively regulated by federal and state governments. As a pharmaceutical manufacturer, our operations are subject to complex and evolving federal and state laws and regulations enforced by federal and state governmental agencies, including, but not limited to, the federal False Claims Act, federal and state anti-kickback laws, the PDMA, the Federal Food, Drug, and Cosmetic Act, and various other state laws and regulations. If we fail to, or are accused of failing to, comply with applicable laws and regulations, we could be subject to penalties that may include exclusion from the Medicare or Medicaid programs, fines, requirements to change our practices, and civil or criminal penalties, which could harm our business, financial condition, and results of operations.
While we believe we are operating our business in substantial compliance with existing legal requirements material to the operation of our business, there are significant uncertainties involving the application of many of these legal requirements to our business. Changes in interpretation or enforcement policies could subject our current practices to allegation of impropriety or illegality. The applicable regulatory framework is complex and evolving, and the laws are very broad in scope. Many of the laws remain open to interpretation and have not been addressed by substantive court decisions to clarify their meaning. There has also been a great deal of activity in Congress regarding health reform, including the consideration of such proposals as increased rebates for pharmaceutical manufacturers, government negotiation of prices for Medicare Part D drugs, and allowance of prescription drug reimportation. We are unable to predict the likelihood that any health reform legislation or similar legislation will be enacted into law or the effects that any such legislation would have on our business. We are also unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what effect any such legislation or regulation might have on us. Further, we cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could increase our cost of compliance with such laws or reduce our ability to remain profitable.
Federal and state investigations and enforcement actions continue to focus on the healthcare industry, scrutinizing a wide range of items such as product discount arrangements, clinical drug research trials, pharmaceutical marketing programs, and gifts for patients. It is difficult to predict how any of the laws implicated in these investigations and enforcement actions may be interpreted to apply to our business. Any future investigation may cause publicity, regardless of the eventual result of the investigation, or its underlying merits, which could cause harm our business.
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
Our main competitors are:
•	Large pharmaceutical companies, such as Pfizer, GlaxoSmithKline, Bristol-Myers Squibb, Merck, Johnson & Johnson, Roche, Novartis, sanofi-aventis, Abbott Laboratories, AstraZeneca, and Bayer, which may develop new drug compounds that render our drugs obsolete or noncompetitive.

•	Smaller pharmaceutical and biotechnology companies and specialty pharmaceutical companies engaged in focused research and development of anti-infective drugs, such as Trimeris, Vertex, Gilead Sciences, Cubist, Basilea, InterMune, King, Advanced Life Sciences, and others.

•	Drug delivery companies, such as Johnson & Johnson’s Alza division, Biovail, DepoMed, Flamel Technologies, and SkyePharma, which may develop a dosing regimen that is more effective than pulsatile dosing.

•	Generic drug companies, such as Teva, Ranbaxy, Sandoz (a subsidiary of Novartis) and Stada, which produce low-cost versions of antibiotics that may contain the same APIs as our PULSYS product candidates.
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
Developments by others may render our product candidates or technologies obsolete or noncompetitive. We face and will continue to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions, and for licenses of products or technology. These competitors, either alone or with their collaborative partners, may succeed in developing technologies or products that are more effective than ours, which could have a material adverse effect on our results of operations and growth prospects.
If we experience delays in obtaining regulatory approvals, or are unable to obtain or maintain regulatory approvals, we may be unable to commercialize our products.
Our products and product candidates are subject to extensive and rigorous domestic government regulation, as described more fully under Item 1. Business — Government Regulation in this Annual Report on Form 10-K. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. If we or our contract manufacturers or repackagers fail to comply with those regulations, we could become subject to significant penalties or claims, which could materially and adversely affect our financial condition or our ability to operate our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs, discontinuation of product sales, and disapproval of or delays in obtaining market approval for product candidates and may adversely affect our revenue and the marketing of our products. Although none of our PULSYS product candidates have been approved for sale in any foreign market, if our products are marketed abroad, they will also be subject to extensive regulation by foreign governments.
The regulatory review and approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, may require risk evaluation and mitigation strategies and may involve ongoing requirements for post-marketing studies. The actual time required for satisfaction of FDA pre-market approval requirements may vary substantially based upon the type, complexity and novelty of the product or the medical condition it is intended to treat. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon a manufacturer’s activities. Delays in obtaining regulatory approvals may:
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

Any required approvals, once obtained, may also be withdrawn. Further, if we fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, we may encounter difficulties, including:
•	delays in clinical trials or commercialization;

•	product recalls or seizures;

•	suspension of production and/or distribution;

•	withdrawals of previously approved marketing applications; and

•	fines, civil penalties and criminal prosecutions.
We may need to successfully address a number of challenges in order to complete the development of our future products. For example, to obtain marketing approval for a new product candidate, we and our third-party manufacturers will be required to demonstrate that we can consistently produce the product in commercial quantities and of specified quality on a repeated basis. This requirement is referred to as process validation. If we are unable to satisfy this process validation requirement for a future product candidate, through our third-party manufacturers or otherwise, we will not receive approval to market such product.
Furthermore, our future products may not be effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use. Even if we do obtain regulatory approval, such regulatory approvals may be subject to limitations on the indicated uses for which we may market a product, which may limit the market for such product.
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
We and our contract manufacturers are also required to comply with applicable FDA cGMP regulations. The cGMP regulations include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA, and these facilities must be approved before we can use them in commercial manufacturing of our products. We or our contract manufacturers may not be able to comply with the applicable cGMP requirements and other FDA regulatory requirements. If we or our contract manufacturers fail to comply, we could be subject to fines or other sanctions, or be precluded from marketing our products.
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
Because of the chemical ingredients of pharmaceutical products and the nature of the manufacturing process, the pharmaceutical industry is subject to extensive environmental regulation and the risk of incurring liability for damages or the costs of remedying environmental problems. We use a number of chemicals and drug substances that can be toxic. These chemicals include acids, solvents and other reagents used in the normal course of our chemical and pharmaceutical analysis, and other materials, such as polymers, inactive ingredients and drug substances, used in the research, development and manufacture of drug products. If we fail to comply with environmental regulations to use, discharge or dispose of hazardous materials appropriately or otherwise to comply with the conditions attached to our operating licenses, the licenses could be revoked and we could be subject to criminal sanctions and substantial liability or could be required to suspend or modify our operations.
Environmental laws and regulations can require us to undertake or pay for investigation, clean-up and monitoring of environmental contamination identified at properties that we currently own or operate, or that we formerly owned or operated. Further, these laws and regulations can require us to undertake or pay for such actions at offsite locations where we may have sent hazardous substances for disposal. These obligations are often imposed without regard to fault. In the event we are found to have violated environmental laws or regulations, our reputation will be harmed and we may incur substantial monetary liabilities. We currently have insurance coverage that we believe is adequate to cover our present activities. However, this insurance may not be available or adequate to cover any losses arising from contamination or injury resulting from our use of hazardous substances.
Our current and future products may be associated with certain transient side effects. If we or others identify additional, more severe side effects associated with our current or future products, we may be required to withdraw our products from the market, perform lengthy additional clinical trials or change the labeling of our products, any of which could have an adverse impact on revenues.
Our current cephalexin-based products may be associated with mild and transient side effects, including diarrhea, dyspepsia, gastritis, and abdominal pain. Our amoxicillin-based product may be associated with vulvovaginal myotic infection, diarrhea, nausea, vomiting, abdominal pain and headaches.
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
Any of these events could harm or prevent sales of the affected products or could substantially increase the costs and expenses of commercializing or marketing these products, which would adversely affect our results of operations.
Market acceptance of our products will be limited if users of our products are unable to obtain adequate reimbursement from third-party payors.
The commercial success of our products and product candidates depends in part on the availability of reimbursement from third-party payors, including government healthcare administrators, managed care providers and private health insurers. We cannot assure you that third-party payors will consider our products cost-effective or provide reimbursement in whole or in part for their use. Furthermore, the coverage status of our products with these payors is subject to change at any time.
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
Moreover, the trend toward managed healthcare in the United States, the growth of organizations such as health maintenance organizations, and legislative proposals to reform healthcare and government insurance programs has placed increased pressure on drug prices and overall healthcare expenditures. Managed care organizations and government and other private third-party payors increasingly are attempting to contain healthcare costs by limiting both the coverage and the level of reimbursement for drug products. In addition, legislation and regulations affecting the pricing of pharmaceuticals may reduce reimbursement for our products. Consequently, the reimbursement status of our products is highly uncertain, and we cannot assure that third-party coverage will be available or that available third-party coverage or payment will be adequate.
Other Risks
We are currently not in compliance with NASDAQ rules for continued listing of our Common Stock, which could result in our delisting.
Our common stock is currently not in compliance with NASDAQ Stock Market, or NASDAQ, rules for continued listing on the NASDAQ Global Market and is at risk of being delisted. On December 1, 2009, we received a letter from NASDAQ notifying us that, for the prior 30 consecutive business days, our common stock had not maintained a minimum $1.00 per share bid price as required by NASDAQ Listing Rule 5450(a)(1). In accordance with NASDAQ Listing Rule 5450(a)(1), we were provided 180 days, or until June 1, 2010, to regain compliance. To regain compliance, the closing bid price of our common stock must remain at or above $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance, NASDAQ will provide us with written notification that our common stock will be delisted from The NASDAQ Global Market. At that time, the Company has the right to appeal NASDAQ’s determination to a NASDAQ Listing Qualifications Panel. However, there can be no assurance that we will be able to reestablish or maintain compliance with listing criteria on NASDAQ or that an appeal, if taken, would be successful. If our stock is delisted, it may substantially decrease the liquidity of, and could negatively impact the price of, our common stock. We can offer no assurance that, if we are delisted, our stockholders will be able to liquidate their investment in us without considerable delay, if at all.
Future sales of our common stock, or the perception that these sales may occur, could depress our stock price.
Sales of substantial amounts of our common stock in the public market, or the perception in the public markets that these sales may occur, could cause the market price of our common stock to decline and could impair our ability to raise additional capital through the sale of our equity securities.
We have a history of significant sales of our stock. In September 2008, we issued and sold 30,303,030 shares of common stock and a warrant to acquire up to 12,121,212 additional shares of common stock at an exercise price of $3.90 per share to EGI-MBRK, L.L.C. In January 2008, we completed a private placement of 8,750,001 shares of common stock and warrants to acquire up to 3,500,001 shares of common stock at a price of $3.00 per unit. In April 2007, we completed a private placement of 10,155,000 shares of common stock and warrants to purchase 7,616,250 shares of common stock, at a price of $2.36375 per unit. In December 2006, we completed a private placement of 6,000,000 shares of common stock. In April 2005, we completed a private placement of 6,846,735 shares of our common stock and warrants to purchase a total of 2,396,357 shares of common stock at an exercise price of $4.78 per share.

We have registered approximately 19,317,679 and 4,500,000 shares of common stock that are authorized for issuance under our Stock Incentive Plan and New Hire Stock Incentive Plan, respectively. As of March 1, 2010, options to purchase 13,843,085 shares were outstanding, 6,670,236 of which are vested and exercisable. Because they are registered, the shares authorized for issuance under our stock plans can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.
A small number of stockholders have significant influence over our business, and the interests of those stockholders may not be consistent with the interests of our other stockholders.
EGI currently beneficially owns an aggregate of 45.04% of our outstanding common stock (assuming the exercise of its outstanding warrant to acquire 12,121,212 shares of our common stock). William C. Pate, a member of our board, is the Chief Investment Officer and a Managing Director of Equity Group Investments, L.L.C., an affiliate of EGI, and Mark Sotir, a member of our board, is also a Managing Director of Equity Group Investments, L.L.C. Neither Mr. Pate nor Mr. Sotir share beneficial ownership with EGI of any shares of our common stock. Affiliates of Healthcare Ventures currently beneficially own an aggregate of 14.93% of our outstanding common stock (assuming the exercise of its outstanding warrants to acquire 1,290,578 shares of our common stock). James H. Cavanaugh and Harold R. Werner, members of our board of directors, are general partners of HealthCare Ventures. Affiliates of Rho Ventures currently beneficially own an aggregate of 7.80% of our outstanding common stock (assuming the exercise of its outstanding warrant to acquire 1,955,276 shares of our common stock) . Martin A. Vogelbaum, a member of our board, is a member of the general partner of Rho Ventures. Accordingly, these stockholders are able to exert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets, as well as over the day-to-day management of our business. These stockholders may direct our affairs in a manner that is not consistent with the interests of our other stockholders. In addition, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination or a sale of all or substantially all of our assets.
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
In addition, we are subject to provisions of the Delaware General Corporation Law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for five years, unless the holder’s acquisition of our stock was approved in advance by our board of directors. These provisions could affect our stock price adversely.
The price of our common stock has been and will likely continue to be volatile.
Prior to our October 2003 initial public offering, there was no public market for our common stock. The initial public offering price of our common stock was $10.00 per share. Since our initial public offering, the price of our common stock has been as high as $10.30 and as low as $0.305 per share. Some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources, which could have a material adverse effect on our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We currently lease the following space:

	Monthly	Sq.
Location and Purpose	Rent	Ft. (appx)	Expiration

Westlake, TX (Headquarters)	$31,190	15,000	November 2013
Germantown, MD (Vacant)	93,522	62,000	June 2013
Germantown, MD (Vacant)	27,172	12,500	June 2013
Gaithersburg, MD (Office)	3,000	325	Month to Month
We are actively marketing our space in Germantown, Maryland. We believe that our facilities are suitable and adequate to meet our current needs.

Item 3.	Legal Proceedings
We are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been traded on the NASDAQ Global Market under the symbol MBRK (previously, AVNC until June 29, 2007) since July 3, 2006. Upon completion of our initial public offering on October 17, 2003 and prior to the creation of the NASDAQ Global Market, our common stock was traded on the NASDAQ National Market. The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by NASDAQ for each quarter during the last two fiscal years:

	High	Low

2009:
Fourth quarter	$1.17	$0.40
Third quarter	1.64	1.00
Second quarter	1.97	1.15
First quarter	2.00	1.21
2008:
Fourth quarter	$1.96	$0.95
Third quarter	3.43	1.17
Second quarter	4.89	3.18
First quarter	4.44	1.11
Holders
As of March 10, 2010, there were 104 holders of record of our common stock.
Dividends
We have never declared or paid any cash dividends on our common stock. We intend to retain our future earnings, if any, to finance our operations and potentially the further development and expansion of our business and do not intend to pay cash dividends for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments and such other factors as our board of directors deems relevant.
Corporate Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
The following graph shows the cumulative total return resulting from a hypothetical $100 investment in our common stock on December 31, 2004 through December 31, 2009. MiddleBrook stock price performance over this period is compared to the same amount invested in the NASDAQ Stock Market (U.S.) Index and the NASDAQ Pharmaceutical Index over the same period (in each case, assuming reinvestment of dividends). While total stockholder return can be an important indicator of corporate performance, we believe it is not necessarily indicative of our company’s degree of success in executing our business plan, particularly over short periods.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
MiddleBrook Pharmaceuticals	$100.00	$36.12	$102.35	$31.42	$39.27	$13.35
NASDAQ Stock Market (U.S.)	$100.00	$102.13	$112.18	$121.67	$58.64	$84.30
NASDAQ Pharmaceutical Index	$100.00	$110.13	$107.79	$113.36	$105.46	$118.52

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information with respect to the equity securities that are authorized for issuance under our equity compensation plans as of December 31, 2009.

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued upon		Equity Compensation
	Exercise of	Weighted-Average	Plans
	Outstanding	Exercise Price of	(Excluding Securities
Plan	Options,	Outstanding Options,	Reflected in Second
Category	Warrants and Rights	Warrants and Rights	Column)

Equity compensation plans approved by security holders	12,602,862	$ 2.73	4,693,068
Equity compensation plans not approved by security holders(1)	1,905,968	$ 1.30	2,594,032

Total	14,508,830		7,287,100

(1)	In September 2008, our board of directors approved the New Hire Stock Incentive Plan (the “New Hire Incentive Plan”) for use in making inducement grants of stock options to new employees pursuant to NASDAQ Marketplace Rule 5635(c)(4) as a material inducement for them to join MiddleBrook. The New Hire Incentive Plan was based upon and is substantially similar to our Stock Incentive Plan as approved by stockholders, except that eligible recipients are limited to prospective employees of MiddleBrook, consistent with its purpose as an employment inducement tool. The board of directors initially authorized 4,500,000 shares under the New Hire Incentive Plan, and as of December 31, 2009, we had issued options to purchase 1,905,968 shares of our common stock pursuant to this plan. As of January 1, 2010, our board of directors ceased issuing shares under our New Hire Incentive Plan. However, should the board of directors reinstitute this plan, 2,594,032 shares remain available for issuance. The board of directors may also increase shares available under the New Hire Incentive Plan in its discretion.

Item 6.	Selected Financial Data
The following selected financial information as of December 31, 2009 and 2008 and for each of the years ended December 31, 2009, 2008 and 2007 has been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated financial data presented below as of December 31, 2007, 2006 and 2005 and for each of the years ended December 31, 2006 and 2005 is derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The information below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K and the consolidated financial statements and related notes thereto included in Item 8. Financial Statements and Supplementary Data Report of this Annual Report on Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

(in thousands, except per-share data)	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Statements of Operations Data
Total net revenues	$14,844	$8,849	$10,457	$4,810	$16,848

Cost and expenses:
Cost of product sales	2,254	1,635	2,577	899	562
Research and development	5,258	19,079	21,958	25,974	39,730
Selling, general and administrative	69,885	24,384	26,043	21,289	10,515

Total expenses	77,397	45,098	50,578	48,162	50,807

Loss from operations	(62,553)	(36,249)	(40,121)	(43,352)	(33,959)
Interest income (expense), net	240	724	(41)	385	954
Other income (expense)	161	(6,714)	(2,249)	977	16

Loss before income taxes	(62,152)	(42,239)	(42,411)	(41,990)	(32,989)
Income tax expense (benefit)	174	(174)	—	—	—

Net loss	(62,326)	(42,065)	(42,411)	(41,990)	(32,989)
Loss attributable to noncontrolling interest	—	485	162	—	—

Net loss attributable to MiddleBrook Pharmaceuticals	$(62,326)	$(41,580)	$(42,249)	$(41,990)	$(32,989)

Basic and diluted net loss per share attributable to MiddleBrook Pharmaceuticals	$(0.72)	$(0.64)	$(0.96)	$(1.38)	$(1.20)

Shares used in computing net loss per share, basic and diluted	86,485	65,180	43,816	30,536	27,422

Balance Sheet Data at Year-End:
Unrestricted cash, cash equivalents and marketable securities	$14,798	$74,762	$1,952	$15,380	$29,431
Total assets	42,175	95,193	23,666	42,006	57,797
Long-term obligations, including current portion	$1,603	—	—	6,964	1,567
Noncontrolling interest	—	—	7,338	—	—
Accumulated deficit	(299,240)	(236,914)	(195,334)	(153,085)	(111,095)
Stockholders’ equity (deficit)	$13,053	$71,931	$(5,846)	$11,873	$33,342

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements, the accuracy of which involves risks and uncertainties. As a result of many factors, including those set forth under “Forward-Looking Statements” and Part I, Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. All tabular amounts are presented in thousands except per-share data.
Our Business
MiddleBrook Pharmaceuticals, Inc. was incorporated in Delaware in December 1999 and commenced operations on January 1, 2000. We are a pharmaceutical company focused on commercializing anti-infective drug products that fulfill unmet medical needs. We have developed a proprietary delivery technology called PULSYS, which enables the pulsatile delivery, or delivery in rapid bursts, of certain drugs. Our PULSYS technology may provide the prolonged release and absorption of a drug, which we believe can provide therapeutic advantages over current dosing regimens and therapies.
Our current PULSYS product, MOXATAG (amoxicillin extended-release) Tablets, 775 mg, received U.S. Food and Drug Administration, or FDA, approval for marketing on January 23, 2008, and is the first and only FDA-approved once-daily amoxicillin. It is approved for the treatment of pharyngitis/tonsillitis secondary to Streptococcus pyogenes, commonly known as strep throat, for adults and pediatric patients age 12 and older, and there is no AB-rated equivalent to MOXATAG. We have two additional PULSYS product candidates. The clinical development programs for these product candidates are currently delayed pending adequate financial resources and the successful commercialization of MOXATAG. We had previously announced our plans to start a Phase III clinical trial for our KEFLEX (Cephalexin) PULSYS product candidate for the treatment of skin and skin structure infections in 2010. We submitted a Special Protocol Assessment, or SPA, to the FDA in June 2009 for our KEFLEX PULSYS product candidate, and the FDA responded to our SPA on July 30, 2009. At this time, we have not gained agreement with the FDA regarding the non-inferiority design and planned analysis of the study as outlined in the SPA. Any future development is contingent upon the successful commercialization of MOXATAG, adequate financial resources and the FDA’s agreement with a revised study design. We also intend to conduct a Phase II trial to evaluate various dosing regimens of our amoxicillin pediatric PULSYS product candidate in a sprinkle formulation, for use in pediatric patients more than two years old with pharyngitis/tonsillitis secondary to Streptococcus pyogenes. Our Phase II trial for the pediatric PULSYS sprinkle product is currently delayed subject to the availability of additional funds and the successful commercialization of MOXATAG.
We also currently market certain drug products that do not utilize our PULSYS technology and are not protected by any patents. We acquired the U.S. rights to KEFLEX (Cephalexin, USP) capsules, the immediate-release brand of cephalexin, from Eli Lilly in 2004.
We have engaged Broadpoint Gleacher Securities Group, Inc., or Broadpoint, to assist us in identifying and evaluating strategic options, including a potential sale of the Company. Based on the current credit market turmoil and our financial condition, there can be no assurance that we will be able to identify and implement a strategic option that will be beneficial to our investors. If we are unable to consummate a strategic transaction in the near future, we may be unable to continue operations as a going concern and we may be forced to seek bankruptcy protection.
In order to more aggressively preserve our financial resources, on September 1, 2009 and December 3, 2009, we announced reductions of approximately 25% and 33%, respectively, in the number of our sales representatives and managers, as well as approximately 20% and 20%, respectively, in our corporate staff. Effective March 15, 2010, we eliminated our field sales force and significantly reduced our corporate staff to preserve our cash resources as we explore strategic options. As part of this reduction in force, our Chief Executive Officer announced his resignation as an officer and director, effective March 15, 2010, to further reduce expenses. As a result of our recurring operating losses and management’s substantial doubt about our ability to continue as a going concern for at least 12 months following the balance sheet date, our auditors included a going concern explanatory paragraph in their audit opinion for the year ended December 31, 2009. Our future operating results will depend largely on our ability to successfully commercialize our MOXATAG and KEFLEX 750 mg products as well as our ability to consummate a strategic transaction. The results of our operations vary significantly from year to year and quarter to quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks detailed in this Annual Report on Form 10-K. In addition, aminopenicillin antibiotics like MOXATAG experience seasonality, with prescriptions peaking between October and March, according to IMS Health, National Prescription Audit™. We do not believe that the cephalexin antibiotic market experiences any seasonality.
Management Overview of the Key Developments in 2009
The following is a summary of key events that occurred during 2009:
•	Launched MOXATAG, the first and only FDA-approved once-daily amoxicillin on March 16, 2009.

•	Hired a nationwide field sales force and managers to detail MOXATAG and KEFLEX 750 mg.

•	Entered into a loan agreement for a two-year $10.0 million working capital-based revolving line of credit with Silicon Valley Bank on June 29, 2009, which we subsequently terminated effective March 16, 2010.

•	Implemented a $20 maximum co-pay program for MOXATAG.

•	Realigned field sales force and reduced corporate headcount to preserve capital for ongoing operations. We subsequently terminated our field sales force and further reduced corporate headcount, effective March 15, 2010.

Focus for 2010
Our primary focus for 2010 is the pursuit of strategic alternatives and the preservation of cash, as well as the continued commercialization of our MOXATAG and KEFLEX products.
We are working to validate additional active pharmaceutical ingredient providers for our MOXATAG product and negotiating with a new third-party manufacturer for our KEFLEX products. We are working to validate production on a 10-count dose pack for MOXATAG.
Based on the FDA’s response to our SPA, we will need to evaluate the extent of the work to be performed on our KEFLEX PULSYS product candidate. The Phase III trial for this product candidate continues to be delayed in part because we have not gained agreement with the FDA regarding our non-inferiority design and planned analysis of the clinical trial, as outlined in the SPA that we submitted to the FDA in June. Any future development of the KEFLEX PULSYS product candidate is contingent upon the successful commercialization of MOXATAG, adequate financial resources, and the FDA’s agreement with a revised clinical trial design.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to sales reserves and allowances, accrued expenses and fair valuation of stock related to stock-based compensation. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
In June 2009, the Financial Accounting Standards Board, or FASB, established the FASB Accounting Standards CodificationTM, which we refer to as the Codification, as the official single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. All existing accounting standards are superseded by the Codification, and all other accounting guidance not included in the Codification are considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
Revenue Recognition
We recognize revenue for the sale of pharmaceutical products and for payments received, if any, under collaboration agreements for licensing, milestones, and reimbursement of development costs as follows:
Product Sales. Revenue from product sales, net of estimated provisions, is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably probable. Our customers consist primarily of large pharmaceutical wholesalers and retailers who sell directly into the retail channel. Provisions for sales discounts, and estimates for chargebacks, service fees, rebates, co-pay assistance programs and product returns are established as a reduction of product sales revenue at the time revenues are recognized, based on historical experience adjusted to reflect known changes in the factors that impact these reserves.
During the first quarter of 2009, we launched MOXATAG. Our MOXATAG customers are almost identical to those that purchase our KEFLEX product. Therefore, we have utilized much of our experience with KEFLEX to estimate provisions associated with sales of MOXATAG. We continue to monitor our estimates and assumptions to determine if a different pattern emerges with MOXATAG and will adjust our provisions accordingly in the period any change may be made.
Product Returns. In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date, which for our products is typically three years from the date of manufacture. Our return policy typically allows product returns for products within an eighteen-month window, from six months prior to the expiration date until 12 months after the expiration date.
As of December 31, 2009 and 2008, the liability for product returns was $1.7 million and $1.3 million, respectively, and was recorded within Accrued expenses and other current liabilities on our consolidated balance sheet. The increased liability balance is the result of increased sales in 2009 compared to 2008, associated with the launch of MOXATAG. We estimate the level of sales that will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues.

Our estimates take into consideration historical returns of our products, estimated product in the trade channel, remaining time until expiration and our future expectations. We periodically review the reserves established for returns and adjust the reserves and estimates based on actual experience. The amount of actual product returns could be either higher or lower than the amounts accrued by us. Changes in our estimates would be recorded in the income statement in the period of the change. If we over- or under-estimate the quantity of product that will ultimately be returned, it may have a material impact to our financial statements. Based on historical experience, we have estimated and accrued approximately 6% of gross product sales for KEFLEX 750 mg and 7% of gross product sales for all other KEFLEX strengths to cover future product returns. We have based our estimates for MOXATAG on the returns history of KEFLEX 750 mg. Changing our accrual rates by one percentage point would result in an approximately $245,000 impact to our net sales. We have not had reason to make any material changes to the assumptions utilized in our returns estimates.
Distribution Service Fees. Consistent with industry practice, we enter into distribution and inventory management agreements with our key wholesalers to provide incentives to effectively manage channel inventory and provide timely and accurate data with respect to inventory levels and data regarding sales activity.
The distribution service fees paid to each wholesaler are based on agreements unique to each wholesaler. Therefore, the reserve fluctuates based on the product mix and sales levels to each wholesaler. As of December 31, 2009 and 2008, the reserves for distribution service fees related to agreements with wholesalers were approximately $512,000 and $266,000, respectively, and were recorded as a reduction of gross accounts receivable. The increased reserve balance for 2009 compared to the prior year is the result of increased sales, combined with the timing of the deductions taken by wholesalers for the distribution service fee. The reserve is calculated and recorded as a reduction of gross sales at the time the product is sold, although the deduction is taken by the wholesaler against a future payment. Based on the unique formula to record these fees for each wholesaler, there have been minimal adjustments to these balances.
Chargebacks and Rebates. Chargebacks and rebates represent the difference between the prices at which we sell our products to our customers and the sales price ultimately paid under fixed price contracts by third-party payors, including governmental agencies. We record an estimate at the time of sale of the amount to be charged back to us or rebated to the end user.
As of December 31, 2009 and 2008, reserves for chargebacks were approximately $220,000 and $97,000, respectively, and recorded as a reduction of gross accounts receivable. The reserves for Medicaid rebates were approximately $195,000 and $67,000, respectively, for the same periods and were recorded within Accrued expenses and other current liabilities on the consolidated balance sheet. The increases in the reserve balance compared to the prior year is driven by increased sales in 2009 compared to 2008 from the launch of MOXATAG during the first quarter of 2009, combined with the timing of payment and deductions taken against the reserves.
We have recorded reserves for chargebacks and rebates based upon various factors, including current contract prices, historical trends, estimated inventory levels and our future expectations. The amount of actual chargebacks and rebates claimed could be either higher or lower than the amounts we have accrued. Changes in our estimates would be recorded in the statement of operations in the period of the change. The accrual rates for chargebacks and rebates are more predictable than for product returns because the amount of the chargeback or rebate is generally based on contracted dollar amounts or percentages. Additionally, chargebacks and Medicaid rebates are typically accrued and paid out (or deducted by customers) within one to three fiscal quarters, compared to product returns which could take up to three years subsequent to the date of sale. As a result of the more predictable nature of chargebacks and Medicaid rebates, we do not believe that the actual amounts claimed will be materially different than the amounts previously accrued and reflected in our financial statements.
Co-Pay Assistance Programs. Our co-pay assistance program has evolved from our coupon and check programs. The coupon and check redemptions are based on the specific terms of the coupon or check, and timing and quantity of distribution, combined with historical redemption rates. We launched our co-pay assistance program in July 2009, which we designed to keep a patient’s net out-of-pocket co-pay expense for a MOXATAG prescription at no more than $20. The co-pay voucher is available at doctors’ offices or through the MOXATAG website. Patients can redeem the voucher at the point-of-sale in conjunction with having a MOXATAG prescription filled. The estimated liability for the redemption of these vouchers is based on the estimated number of prescriptions that will be filled with a voucher compared to the number of prescriptions in the channel (i.e., inventory that we have sold to retailers and wholesalers but that has yet to be filled as prescriptions for an end-user patient). In addition to estimating the number of prescriptions to be filled, we also estimate the number of prescriptions remaining in the channel and the value for which each voucher will be redeemed to provide the $20 maximum co-pay benefit.
The liability for this co-pay assistance program was estimated based on redemptions of the vouchers to date, compared to prescriptions filled during the same period, to assist in determining the appropriate redemption rate for this program. We will continue to review and refine the estimates as additional information becomes available. The reserve for our co-pay assistance programs is $3.8 million at December 31, 2009 compared to $122,000 for our coupon redemptions as of December 31, 2008. This reserve is recorded as a liability within Other current liabilities on the consolidated balance sheet.
Other Sales Allowances and Reserves. We also record other sales allowances and reserves that reduce the total of our gross product revenue, including cash discounts and pricing discounts. We offer cash discounts for prompt payments from our customers, which we estimate based on customer payment terms and historical experience. Cash discount reserves are recorded as an allowance against accounts receivable. Pricing discounts are based on the specific terms of each discount and are recorded at the time of the sale of such discounted product.

The following table shows the balances of liabilities and accounts receivable valuation accounts resulting from sales reserves and allowances at each balance sheet date:

	December 31,
	2009	2008
Product returns	$1,684	$1,321
Co-pay assistance programs(1)	3,796	122
Rebates and other sales allowances	195	67

Accrued returns, rebates and other(2)	$5,675	$1,510

Distribution service fees(3)	$512	$266
Chargebacks(3)	$220	$97
Cash discounts(3)	$55	$16

(1)	The co-pay assistance balance as of December 31, 2009 primarily consists of a liability for our co-pay assistance program associated with MOXATAG. The liability is based on estimated redemption rates for prescriptions in the channel and was initially recorded when the vouchers were available for physicians to distribute to their patients.

(2)	Accrued returns, rebates and other are reported within Accrued expenses and other current liabilities on the consolidated balance sheet.

(3)	Distribution fees, chargebacks and cash discounts are reported as valuation allowances against accounts receivable on the consolidated balance sheet.
The following table summarizes the activity of our sales allowances and reserves:

					Co-pay	Rebates &	Total Accrued
	Product	Distribution		Cash	Assistance	Other Sales	Sales Reserves
	Returns	Service Fees	Chargebacks	Discounts	Programs	Allowances	& Allowances

Balance at December 31, 2006	$937	$100	$100	$17	$—	$112	$1,266

Provision made for sales during period	747	604	254	261	250	156	2,272

Payments/credits	(269)	(364)	(116)	(253)	(170)	(86)	(1,258)

Balance at December 31, 2007	1,415	340	238	25	80	182	2,280

Provision made for sales during period	712	626	195	224	209	113	2,079

Provision/(benefit) for sales in prior periods	636	—	(161)	—	—	(100)	375

Payments/credits	(1,442)	(700)	(175)	(233)	(167)	(128)	(2,845)

Balance at December 31, 2008	1,321	266	97	16	122	67	1,889

Provision made for sales during period	1,472	1,155	253	490	5,310	278	8,958

Provision/(benefit) for sales in prior periods	—	(100)	—	—	—	—	(100)

Payments/credits	(1,109)	(809)	(130)	(451)	(1,636)	(150)	(4,285)

Balance at December 31, 2009	$1,684	$512	$220	$55	$3,796	$195	$6,462

Inventories
Inventory is stated at the lower of cost or market, with cost determined under the first-in, first-out method. Inventory consists of MOXATAG tablets and KEFLEX finished capsules, as well as amoxicillin, the active pharmaceutical ingredient in MOXATAG. On at least a quarterly basis, we review our inventory levels and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts that may not be realizable.

Foreign Currency Exchange Forward Contracts
We had entered into foreign currency forward exchange contracts to hedge forecasted inventory and sample purchase transactions that are subject to foreign exchange exposure to either the euro or British pound sterling. These instruments were designated as cash flow hedges and were recorded in our consolidated balance sheet at fair value in either other current assets (for unrealized gains) or other current liabilities (for unrealized losses). There are no outstanding contracts as of December 31, 2009.
We formally documented our hedge relationships, including identifying the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. This process included identifying the designated derivative to forecasted transactions. We also formally assessed, both at inception and at least quarterly thereafter, whether the derivatives that were used in hedging transactions were highly effective in offsetting changes in the fair value of the hedged item. The maturities of the forward exchange contracts generally coincided with the settlement dates of the underlying exposure.
We do not use derivatives for trading purposes and restrict all derivative transactions to those intended for hedging purposes.
Intangible Assets
Acquired Intangible Assets. We originally acquired the U.S. rights to the KEFLEX brand of cephalexin in 2004. During November 2007, we sold these rights to Deerfield and then reacquired them in September 2008. When intangible assets are acquired, we review and identify the individual intangible assets acquired and record them based on their fair values. Each identifiable intangible asset is then reviewed to determine if it has a definite life or indefinite life, and definite-lived intangible assets are amortized over their estimated useful lives.
Impairment. We assess the impairment of identifiable intangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important that could trigger an impairment review include significant underperformance compared to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of these factors, we first perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.
Accrued Expenses
As part of the process of preparing financial statements, we are required to estimate accrued expenses for services performed and liabilities incurred. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often judgmental. We make these judgments in accordance with GAAP based upon the facts and circumstances known to us. We also make estimates for other liabilities incurred, including health insurance costs for our employees.
Stock-Based Compensation
We determine the value of stock option grants using the Black-Scholes option-pricing model. Our determination of fair value of share-based payment awards on the date of grant is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors. This model requires that we estimate our future expected stock price volatility, as well as the period of time that we expect the share-based awards to remain outstanding.
•	We estimate the expected term of share-based awards based on many factors, including historical experience, vesting period of awards, expected volatility and employee demographics. We have estimated the expected term to be 4.0 years, equal to the length of the vesting periods for most option grants. Previously, we elected to determine the expected term of share-based awards using a transition approach approved by GAAP, resulting in an expected term of 6.25 years for four-year grants with a ten-year contractual term. The change in the expected term occurred at the end of 2008. The shorter expected term results in lower compensation expense per award.

•	To estimate expected future volatility, we use our historical volatility over a period equal to our estimated expected term of options, adjusted for certain unusual, one day fluctuations. We have no implied volatility data, as we have no publicly traded options or other financial instruments from which implied volatility can be derived. Late in 2008, we changed our volatility from 75% to 90% based on the updated expected term of the awards and our adjusted historical volatility and have maintained that estimated volatility throughout 2009. Historically, we based our estimate of expected future volatility upon a combination of our historical volatility together with the average volatility rates of comparable public companies. The higher volatility input to the Black-Scholes model results in a higher compensation expense for each award.

•	The risk-free rate is based on U.S. Treasury yields in effect at the time of grant corresponding with the expected term of the options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

We estimate forfeitures in calculating the expense related to share-based compensation, rather than recognizing forfeitures as a reduction in expense as they occur. To the extent actual forfeitures differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period that the estimates are revised. We plan to refine our estimated forfeiture rate as we obtain more historical data.
Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the asset and liability method. Under this method, deferred income taxes are recognized for tax consequences in future years as differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Income tax expense or benefit for the year is allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income, and items charged or credited directly to shareholders equity. Pursuant to this intraperiod allocation requirement, $174,000 of tax expenses for 2009 has been allocated to loss from continuing operations and $174,000 of tax benefit has been allocated to the reduction in net unrealized gains that were recorded in other comprehensive income. We have not recorded any tax provision or benefit for the year ended December 31, 2007. We have provided a valuation allowance for the full amount of our net deferred tax assets because realization of any future benefit from deductible temporary differences and net operating loss carryforwards cannot presently be sufficiently assured. At December 31, 2009 and 2008, we had federal and state net operating loss carryforwards of approximately $236.2 million and $186.3 million, respectively, available to reduce future taxable income, which will begin to expire in 2020. Under the provisions of Sections 382 and 383 of the Internal Revenue Code, certain substantial changes in our ownership may result in a limitation on the amount of net operating loss and research and experimentation tax credit carryforwards that can be used in future years. During various years, we may have experienced such ownership changes.
Warrants
Management’s judgment is required in evaluating the terms of freestanding instruments, such as warrants, and the application of authoritative accounting literature. In November 2007, we issued 3.0 million warrants to affiliates of Deerfield in connection with the sale and license of certain non-PULSYS KEFLEX tangible and intangible assets. The warrant agreement contained provisions for cash settlement under certain conditions, including a major asset sale or acquisition in certain circumstances, which was available to the warrant holders at their option. As a result, management concluded that those warrants should be classified as a liability at their contractual fair value in our consolidated balance sheet. These warrants were redeemed for cash on September 4, 2008, in accordance with the Deerfield Agreement dated July 1, 2008. All other warrants, including those issued to EGI in September 2008, are classified as equity based on the provisions of such warrant agreements.
Registration Payment Arrangements
We view a registration rights agreement containing a liquidated damages provision as a separate freestanding contract with nominal value. Under this approach, the registration rights agreement is accounted for separately from the financial instrument. Should we conclude that it is more likely than not that a liability for liquidated damages will occur, we would record the estimated cash value of the liquidated damages liability at that time.
Consolidation of Variable Interest Entities
Variable interest entities are entities that are subject to consolidation because the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Management’s judgment is required in identifying potential variable interest entities and in evaluating the controlling financial interest to determine if the variable interest entity is consolidated. An entity is subject to consolidation if (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties; or (b) the equity investment holders lack (1) the direct or indirect ability to make decisions about an entity’s activities, (2) the obligation to absorb the expected losses of the entity, or (3) the right to receive the expected residual returns of the entity. If management concludes that an entity is a variable interest entity, an analysis must then be made to determine if there is a primary beneficiary, using either a qualitative or quantitative approach.
Our management evaluated whether the Deerfield affiliates, Kef and Lex, are variable interest entities and, if so, whether there is a primary beneficiary with a controlling financial interest. Because MiddleBrook made the material decisions with respect to the ongoing activities of the assets owned by Kef and Lex, the Kef and Lex entities were determined to be variable interest entities for this characteristic. Because we had a fixed price repurchase option, the equity holders in Kef and Lex did not have rights to all of the residual returns of the entities; accordingly Kef and Lex were determined to be variable interest entities for this characteristic. Management used a qualitative analysis to determine whether Deerfield or MiddleBrook was the primary beneficiary of the entities. MiddleBrook was determined to be the primary beneficiary, because it was the party exposed to the majority of the risks. Thus, we consolidated the financial condition and results of operations of Kef and Lex.
In connection with the September 2008 EGI Transaction, we repurchased those certain KEFLEX assets previously sold to Kef and Lex in November 2007 by purchasing all of the outstanding capital stock of both Kef and Lex. Accordingly, subsequent to September 4, 2008, we no longer eliminate the noncontrolling interest of Kef and Lex from our consolidated financial condition and results of operations. As of November 1, 2009, Kef and Lex were dissolved into MiddleBrook.

Recent Accounting Pronouncements
In December 2007, the FASB issued ASC 805, “Business Combinations,” which became effective for financial statements issued for fiscal years beginning on or after December 15, 2008. ASC 805 established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination. ASC 805 also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of ASC 805 had no impact on our results of operations and financial condition and will be implemented prospectively, as circumstances require.
In December 2007, the FASB updated ASC 810, “Consolidation,” for noncontrolling interests in consolidated financial statements. ASC 810 addresses the accounting and reporting framework for minority interests by a parent company. ASC 810 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. We adopted the provisions of ASC 810, effective January 1, 2009, as required. As a result of the adoption, we adjusted the presentations and disclosures relating to noncontrolling interests during prior years when the noncontrolling interest existed.
In March 2008, the FASB updated ASC 815, “Derivatives and Hedging,” to amend previous guidance regarding disclosures about derivative instruments and hedging activities. ASC 815 requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. We adopted ASC 815, effective January 1, 2009, as required.
In October 2008, the FASB updated ASC 820, “Fair Value Measurements and Disclosures,” to provide guidance for determining the fair value of a financial asset when the market for that asset is not active. ASC 820 amended previous guidance on this topic to include guidance on how to determine the fair value of a financial asset in an inactive market. This update of ASC 820 is effective immediately on issuance, including prior periods for which financial statements had not been issued. The implementation of ASC 820 did not have a material impact on our financial position and results of operations. The adoption of fair value measurements for nonfinancial assets and nonfinancial liabilities was effective for 2009 and did not have a material impact on our financial position and results of operations.
In May 2009, the FASB issued ASC 855, “Subsequent Events,” which is effective for interim or annual financial periods ending after June 15, 2009. ASC 855 established guidance regarding circumstances under which subsequent events must be recognized, the period during which to evaluate events subsequent to the financial statement date, and disclosures associated with those events.
In December 2009, the FASB issued ASU 2009-17, “Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” issued in June 2009. ASU 2009-17 will amend certain provisions of ASC 810 related to the consolidation of variable interest entities, or VIE. ASU 2009-17 will replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the losses of the VIE or right to receive benefits from the VIE that could potentially be significant to the VIE. ASU 2009-17 will also require ongoing reassessments of whether an enterprise is the primary beneficiary. ASU 2009-17 will be effective for us beginning in 2010. We do not believe its adoption will have a material impact on our consolidated financial statements.
Research and Development Expenses
Research and development expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, development costs for contract manufacturing prior to FDA approval of products, costs of materials required to validate the manufacturing process and prepare for commercial launch, depreciation of capital resources used to develop our products, and other costs of facilities. We expense research and development costs as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments, assuming sufficient financial resources are available, in order to be in a position to realize the potential of our product candidates and proprietary technologies.
During the fourth quarter of 2009, we delayed our KEFLEX PULSYS clinical trial following our review of the FDA’s response to our SPA. Subsequent to this decision, we reviewed the work being performed by our internal research and development personnel and determined that the projects that they were working on no longer were primarily research and development related. As such, beginning with the fourth quarter of 2009, all internal research and development direct and indirect costs have been classified within Selling, general and administrative expense on our statement of operations.
Net Losses
We have a limited history of operations. We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including the progress of our research and development efforts, the approval and commercial launch of new products, and the timing and outcome of regulatory approvals, all of which are currently on hold. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of December 31, 2009, we had an accumulated deficit of approximately $299.2 million. We anticipate incurring additional annual operating losses in 2010.

Results of Operations
Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008
Revenues. We recorded revenues of $14.8 million during the fiscal year ended December 31, 2009 compared to $8.8 million during the fiscal year ended December 31, 2008, comprised of the following product sales:

Product Sale Revenues:	2009	2008
MOXATAG 775mg tablets	$8,297	$—
KEFLEX 750 mg capsules	4,407	6,484
KEFLEX 250 mg and 500 mg capsules	2,140	2,365

Total	$14,844	$8,849

We began to sell MOXATAG during the first quarter of 2009 in anticipation of its marketing launch on March 16, 2009. Sales during 2009 include initial quantities to distribute the product to pharmacy shelves, as well as reorders. The net revenues from MOXATAG have been negatively impacted by a $5.2 million charge that reduced net revenues during the year. The charge is associated with our $20 maximum co-pay program for MOXATAG that we launched in the third quarter 2009, ahead of the strep throat season.
Net sales of our KEFLEX products decreased 26% during 2009 compared to 2008 primarily due to the focus and strategic alignment of our sales force on the successful launch and commercialization of MOXATAG during 2009.
Cost of Product Sales. Cost of product sales represents the purchase cost of our MOXATAG and KEFLEX products sold, depreciation on manufacturing equipment, royalties on the KEFLEX 750 mg product, and any provisions recorded for slow-moving or excess inventory that is not expected to be sold prior to reaching expiration. The following table discloses the major components of cost of product sales:

Cost of Product Sales:	2009	2008
Product manufacturing costs	$1,499	$609
Obsolescence provisions	414	318
Royalty to Eli Lilly	341	708

	$2,254	$1,635

Cost of product sales increased from $1.6 million during 2008 to $2.3 million during 2009, primarily as the result of additional cost of products sold associated with our new product, MOXATAG, which was partially offset by a reduction in the royalties owed to Eli Lilly on the KEFLEX 750 mg product due to lower sales of the product in the comparable period.
Consignment and royalty payments we owed to Kef and Lex based on sales of KEFLEX are eliminated in the consolidated statement of operations. These payments approximated $1.0 million from January 1, 2008 through September 4, 2008, the portion of the periods presented during which we consolidated our former variable interest entities, Kef and Lex.
Research and Development Expenses. Research and development expenses decreased $13.8 million, or 72%, to $5.3 million for the fiscal year ended December 31, 2009 from $19.1 million for the fiscal year ended December 31, 2008. Research and development expenses consist of direct and indirect costs. Direct costs include expenses such as salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies and manufacturing validation in advance of our commercial launch of MOXATAG. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.
The decrease is primarily attributable to a decline in expenses associated with the development of MOXATAG manufacturing capacity at our contract manufacturer’s facility in Clonmel, Ireland, which was ongoing throughout 2008. The decrease in capacity expenses is partially offset by 2009 development work associated with the identification and validation of a secondary supplier for MOXATAG’s active pharmaceutical ingredient, combined with preliminary development work on an additional dose pack for MOXATAG and development of KEFLEX PULSYS.
During the fourth quarter of 2009, we put our KEFLEX PULSYS research on hold following our review of the FDA’s response to our SPA. Subsequent to this decision, we reclassified $1.2 million of fourth quarter 2009 expenses related to our employees in research and development to Selling, general and administrative expense on our statement of operations. We anticipate these internal costs to remain classified as Selling, general and administrative expenses on our statement of operations in 2010.

The following table discloses the components of research and development expenses reflecting our project expenses.

	Year Ended December 31,
	2009	2008
Salaries, benefits and related costs	$1,832	$3,881
Facilities and equipment-related	1,355	4,711
Third-party direct project costs (consultants & materials)	1,211	2,881
Legal and consulting expenses	418	580
Severance costs	360	—
Depreciation and amortization	342	5,675
Stock-based compensation	209	555
Insurance	—	584
Patents and licensing	(685)	32
Other expenses	216	180

Total	$5,258	$19,079

Insurance expenses associated with our research and development efforts were classified as an administrative cost during 2009 rather than partially allocated to research and development. The negative balance in patents and licensing is due to $1.1 million partial refund from the FDA received during 2009 as a result of the FDA’s grant of our request for a small business waiver at the time of our MOXATAG NDA application. The decrease in facility costs and depreciation and amortization compared to 2008 is due to our decision to vacate portions of our leased facilities in Maryland, which lowered costs and depreciation expense, subsequent to our write-down of Maryland leasehold improvements and sale of unused equipment at the end of 2008.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $45.5 million, or 187%, to $69.9 million for the year ended December 31, 2009 from $24.4 million for the year ended December 31, 2008, as detailed in the following table:

	Year Ended December 31,
	2009	2008
Salaries, benefits and related costs	$29,867	$4,937
Marketing costs	18,858	2,839
Depreciation and amortization	3,760	1,610
Stock-based compensation	3,451	1,649
Facility and equipment-related expenses	2,259	776
Travel and entertainment	2,062	735
Severance costs	1,925	2,144
Legal and consulting expenses	1,797	1,727
Insurance	1,365	494
Contract sales expenses	—	4,094
Other expenses	4,541	3,379

Total	$69,885	$24,384

Selling, general and administrative expenses consist of salaries and related costs for executive, marketing, selling and other administrative personnel, selling and product distribution costs, professional fees and facility costs. Overall, costs increased by $45.5 million due to the commercial launch of MOXATAG during the first quarter of 2009. We hired additional sales and marketing personnel, including a field sales force, during the first quarter of 2009, which drove the increase in personnel-related expenses, marketing expenses, equipment-related costs and travel-related costs. The reduction in contract sales and distribution expense resulted from our elimination of the contract sales force during the fourth quarter of 2008 prior to hiring our internal field sales force. Both years included severance expenses associated with eliminated employees. During the second half of 2009 we strategically reduced and realigned our field sales force and eliminated corporate positions to more aggressively preserve our financial resources. In connection with this reduction in force, we recorded $2.3 million of severance expense and benefits, $1.9 million in Selling, general and administrative expense and $0.4 million in Research and development expense on our statement of operations. The 2008 severance amounts are associated with the change in management in connection with the EGI Transaction.
Additionally, beginning in the fourth quarter of 2009 following our decision to suspend our KEFLEX PULSYS research, all internal employees and related costs previously considered research and development began to be classified as Selling, general and administrative on our statement of operations, which contributed to the increased total in 2009 compared to 2008. Insurance expenses were all classified as administrative expenses during 2009 compared to being allocated between administrative and research and development expenses in 2008, resulting in a big increase in insurance expenses within selling, general and administrative in 2009.
Interest Income and (Expense). Interest income decreased $363,000, or 50%, for the year ended December 31, 2009 compared to interest income of $724,000 for the year ended December 31, 2008. The decrease is due to lower investment balances and decreased yields on the invested balances. Interest expense was $121,000 for the year ended December 31, 2009 compared to no expense for the prior year. The 2009 interest expense is primarily related to the accounting for leased vehicles as capital leases, which allocates a portion of the monthly payment to interest. We did not have any capital leases during 2008.
Our net interest income (expense) for the years ended December 31, 2009 and 2008 was:

	Year Ended December 31,
	2009	2008
Interest income	$361	$724
Interest expense	(121)	—

Total, net	$240	$724

Warrant Expense. Warrant expense in 2008 of $6.7 million resulted from recording the remaining portion of our total warrant liability of $8.8 million paid to Deerfield in connection with the re-acquisition of the KEFLEX intangible assets during the third quarter of 2008 in connection with the EGI Transaction. There were no warrants classified as liabilities during 2009.
Other Income. Other income of $161,000 in 2009 represents the gain on investments and the settlement of a hedging contract during 2009. We had no Other income amounts during 2008.
Noncontrolling Interest. Pursuant to the agreements that we entered into with Deerfield in November 2007, we consolidated the financial condition and results of operations of Kef and Lex until we acquired these entities in September 2008. Accordingly, during 2008, we deducted the losses of $0.5 million attributable to the noncontrolling interest (the losses of Kef and Lex) from our net loss in the consolidated statement of operations, and we also reduced the noncontrolling interest holders’ ownership interest in Kef and Lex in the consolidated balance sheet by the losses of Kef and Lex. This loss represents the loss from January 1, 2008 through the acquisition date of September 4, 2008. Subsequent to our acquisition of Kef and Lex, we fully consolidated them into our financial condition and result of operations without eliminating any associated losses.
Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007
Revenues. We recorded revenues of $8.8 million during the fiscal year ended December 31, 2008 compared to $10.5 million during the fiscal year ended December 31, 2007, composed of KEFLEX product sales as follows:

Product Sale Revenues:	2008	2007
KEFLEX 750 mg capsules	$6,484	$7,717
KEFLEX 250 mg and 500 mg capsules	2,365	2,740

Total	$8,849	$10,457

Net sales of KEFLEX decreased 15% during 2008 compared to 2007, while units sold decreased 24%. A price increase during October 2007 helped partially offset the impact of declining units sold on our net revenue. We believe decreased sales primarily resulted from fewer prescriptions as a result of our decision to detail KEFLEX 750 mg to fewer physicians. To reduce expenses, we decreased our contract sales force from 75 in 2007 to 30 during 2008. Our contract for the sales force was terminated in November 2008.
Cost of Product Sales. Cost of product sales represents the purchase cost of the KEFLEX products sold during the year, as well as provisions for obsolescence and royalties. The following table discloses the major components of cost of product sales:

Cost of Product Sales:	2008	2007
Product manufacturing costs	$609	$903
Obsolescence provisions	318	864
Royalty to Eli Lilly	708	810

	$1,635	$2,577

The decrease in product manufacturing costs during 2008 reflects the decrease in units sold compared to 2007, partially offset by an increase in cost per unit across all products. The royalty to Eli Lilly also reflects the decrease in sales during 2008, as the royalty is calculated based on sales of KEFLEX 750 mg. The decrease in the obsolescence provision in 2008 resulted from a large provision recorded in 2007 to cover excess inventory of KEFLEX 750 mg after we lowered initial sales forecasts. Most of this excess inventory was destroyed in 2008. Obsolescence provisions result from projections of future sales compared to inventory levels and a determination that a portion of inventory may not be sold prior to expiration date.
Consignment and royalty payments we owed to Kef and Lex based on sales of KEFLEX are eliminated in the consolidated statement of operations. These payments approximated $1.0 million from January 1, 2008 through September 4, 2008, and $0.3 million for the period from November 8, 2007 through December 31, 2007, the periods during which we consolidated Kef and Lex.
Research and Development Expenses. Research and development expenses decreased $2.9 million, or 13%, to $19.1 million for the fiscal year ended December 31, 2008 from $22.0 million for the fiscal year ended December 31, 2007.
The following table discloses the components of research and development expenses reflecting our project expenses.

	Year Ended December 31,
Research and Development Expenses	2008	2007
Direct project costs:
Personnel, benefits and related costs	$3,881	$6,766
Stock-based compensation	555	718
Consultants, supplies, materials and other direct costs	2,881	6,530
Clinical studies	(73)	72

Total direct costs	7,244	14,086
Indirect project costs	11,835	7,872

Total	$19,079	$21,958

Personnel, benefits and related costs decreased $2.9 million, or 43%, during the year ended December 31, 2008 compared to 2007, as a result of lower headcount due to expense reductions. The lower headcount also drove lower stock-based compensation expense for the period.
Consultants, supplies, materials and other direct costs dropped from $6.5 million to $2.9 million, or 56%, due to reduced research and development activity as we prepared for the commercial launch of MOXATAG. The 2007 costs primarily related to our contract manufacturer’s facility modifications in Clonmel, Ireland, which were completed by the end of 2007. The 2008 costs relate to the manufacturing and validation activities to prepare for commercial supply of MOXATAG.
Indirect project costs increased by $4.0 million in 2008, primarily due to costs related to our decision to vacate parts of our Germantown, Maryland research facilities, including loss on sales of assets, impairment of leasehold improvements and accelerated expense associated with the lease. These additional expenses more than offset reductions in other indirect costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.7 million, or 6%, to $24.4 million for the year ended December 31, 2008 from $26.0 million for the year ended December 31, 2007, as detailed in the following table:

	Year Ended December 31,
	2008	2007
Salaries, benefits and related costs	$4,937	$3,284
Severance costs	2,144	534
Stock-based compensation	1,649	1,213
Legal and consulting expenses	1,727	2,212
Other expenses	6,994	6,526
Marketing costs	2,839	4,746
Contract sales expenses	4,094	7,529

Total	$24,384	$26,044

The decrease in Selling, general and administrative expenses is primarily driven by a reduction in our contract sales force from 75 representatives in 2007 to 30 representatives during most of 2008. We terminated our agreement with the contract sales force provider during the fourth quarter of 2008. Marketing expenses associated with the KEFLEX 750 mg product also decreased year over year. These reductions were partially offset by a severance charge recorded during the third quarter of 2008 associated with the departure of executives and other employees in connection with the EGI Transaction in September 2008, along with increased salaries, benefits and related costs associated with hiring additional employees as we began to prepare for the launch of MOXATAG in the first quarter of 2009.
Other expenses in 2008 increased 7% over the prior year, primarily reflecting increased activity in preparation for hiring our field sales force and other general expenses including, insurance, accounting, facility and equipment expenses.
Interest Income and (Expense). Net interest income was $724,000 for the year ended December 31, 2008 compared to net interest expense of $41,000 for the year ended December 31, 2007. The interest income increase of $765,000 in 2008 represents interest income on increased cash and short-term investment balances invested during the year, combined with no interest expense during the year, as we paid off our Merrill Lynch Capital term debt facility in November 2007.

	Year Ended December 31,
	2008	2007
Interest income	$724	$543
Interest expense	—	(584)

Total, net	$724	$(41)

Early Extinguishment of Debt. In connection with the payoff of the Merrill Lynch Capital debt facility in November 2007, we incurred expenses of $224,000. We did not have any similar expenses in 2008.
Warrant Expense. Warrant expense in 2008 of $6.7 million resulted from recording the remaining portion of our aggregate warrant liability of $8.8 million paid to Deerfield in connection with the re-acquisition of the KEFLEX intangible assets during the third quarter of 2008 with the proceeds from the EGI Transaction. As of December 31, 2007, we had already expensed $2.1 million of warrant liability.
Other Income. Other income of $75,000 in 2007 represents the forgiveness by Montgomery County, Maryland of our development loan. We had no Other income amounts during 2008.

Noncontrolling Interest. Pursuant to the agreements that we entered into with Deerfield in November 2007, we consolidated the financial condition and results of operations of Kef and Lex until we acquired these entities in September 2008. Accordingly, during 2008, we deducted the losses of $0.5 million attributable to the noncontrolling interest (the losses of Kef and Lex) from our net loss in the consolidated statement of operations, and we also reduced the noncontrolling interest holders’ ownership interest in Kef and Lex in the consolidated balance sheet by the losses of Kef and Lex. This loss represents the loss from January 1, 2008 through our acquisition of Kef and Lex on September 4, 2008. During 2007, we deducted losses associated with the noncontrolling interest of $162,000, representing the loss from when we entered into the agreements with Deerfield in November 2007 through December 2007. Subsequent to our acquisition of Kef and Lex, we fully consolidated them into our financial condition and result of operations without eliminating any associated losses.
Liquidity and Capital Resources
Prospective Information — Risks and Uncertainties related to Our Future Capital Requirements
We expect to incur a significant loss in 2010, as we expect that revenues from product sales will not be sufficient to fully fund our operating costs. We have experienced considerable losses since our inception in 2000, and as of December 31, 2009, we had an accumulated deficit of $299.2 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. We expect our commercialization and marketing activities for our current MOXATAG and KEFLEX products, together with our general and administrative expenses, to continue to result in significant operating losses for 2010. To minimize our cash requirements, we have implemented a program of cost reductions, including postponement of product development programs, reduction of headcount, elimination of our field sales force, and reduction of other discretionary spending. Nonetheless, the revenues we have recognized from our MOXATAG and KEFLEX products to date have not been sufficient for us to achieve or sustain profitability. Our product revenues are unpredictable in the near term and may fluctuate due to many factors, many of which we cannot control, including the market acceptance of our products.
We believe our existing cash resources will be sufficient to fund our operations through the second quarter of 2010 at our planned levels of sales and marketing activities, including the continued commercialization of MOXATAG. However, our net cash requirements for 2010 will depend on, among other things, the cash received from sales of MOXATAG and our existing KEFLEX products and the cash expended for (1) cost of products sold, including royalties due to Eli Lilly on KEFLEX 750 mg net revenues, (2) research and development, (3) sales and marketing expenses for KEFLEX 750 mg and MOXATAG, and (4) general and administrative expenses. Our cash receipts and cash expenditures assumptions for 2010 include the following: (1) continuation of KEFLEX 750 mg monthly prescriptions at the current 8,000 to 12,000 prescriptions per month rate (end-user demand), which assumes no generic competitive product enters the market in 2010, (2) market acceptance of MOXATAG and associated end-user demand, (3) the expenses associated with and impact of terminating our internal field sales force and managers, (4) marketing costs associated with the continued commercialization of MOXATAG through DoctorDirectory’s virtual marketing solution, IncreaseRx®, (5) the continued postponement of our research and development programs for PULSYS product candidates, and (6) expenses associated with identifying and evaluating strategic options. These 2010 estimates are forward-looking statements that involve risks and uncertainties, and actual results could vary materially.
Our estimates of our longer-term capital requirements are also uncertain and will depend on a number of factors, including cash received from sales of our immediate-release KEFLEX products and our MOXATAG product, the availability of financing, the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, the amount of payments received or made under any future collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the acquisition of licenses for new products or compounds, the status of competitive products, and our or our partners’ success in developing markets for our product candidates. Changes in our commercialization plans, partnering activities, regulatory activities and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. Insufficient funds may require us to further delay, scale back or eliminate some or all of our research, development or commercialization programs, or may adversely affect our ability to operate as a going concern.
We have engaged Broadpoint to assist us in identifying and evaluating strategic options, including a potential sale of the Company. However, there can be no guarantee we will identify and implement a strategic option that will be beneficial to our investors. If we are unable to consummate a strategic transaction in the near future, we may be forced to seek bankruptcy protection.
General Sources of Capital
We have funded our operations principally with the proceeds of $54.5 million from a series of five preferred stock offerings and one issue of convertible notes over the period 2000 through 2003, the net proceeds of $54.3 million from our initial public offering in October 2003, and five private placements of common stock between April 2005 and September 2008.
In April 2005, we completed a private placement of 6.8 million shares of our common stock at a price of $3.98 per share, together with warrants to purchase a total of 2.4 million shares of common stock at an exercise price of $4.78 per share, resulting in net proceeds after commissions and expenses of $25.8 million. The warrants are exercisable for five years.
In December 2006, we completed a private placement of 6.0 million shares of our common stock at a price of $3.00 per share, resulting in net proceeds after commissions and expenses of $16.7 million. There were no warrants associated with the transaction.
In April 2007, we completed a private placement of 10.2 million shares of our common stock at a price of $2.36375 per share, together with warrants to purchase a total of 7.6 million shares of common stock at an exercise price of $2.27 per share, resulting in net proceeds after commissions and expenses of $22.4 million.

In January 2008, we completed a private placement of 8.8 million shares of our common stock, with warrants to purchase 3.5 million shares of common stock at a price of $3.00 per unit, resulting in net proceeds after commissions and expenses of $19.9 million.
In September 2008, we completed a private placement of 30.3 million shares of our common stock and a warrant to purchase 12.1 million shares of common stock at a price of $3.90 per share, resulting in net proceeds of $96.0 million.
In addition, we have received funding of $8.0 million and $28.3 million from GlaxoSmithKline and Par, respectively, as a result of now-terminated collaboration agreements for the development of new products.
We also received a $1.0 million advance payment in 2005 from a potential buyer of our KEFLEX brand, which we recognized in income in 2006, as the sale was not completed and the amount was not refundable. In the second quarter of 2006, we received proceeds of $6.9 million from a term loan, net of costs and the payoff of existing debt. In November 2007, we sold certain of our KEFLEX assets in exchange for $7.5 million (less a $0.5 million payment to the purchaser to cover its expenses related to the transaction), while retaining the right to continue operating the KEFLEX business, subject to certain royalty payments to the purchaser and the right to repurchase the assets at a future date at predetermined prices. These assets were re-purchased when we acquired Kef and Lex in September 2008.
Loan Agreement
On June 29, 2009, we entered into a Loan and Security Agreement, which we refer to as the Loan Agreement, with Silicon Valley Bank, or SVB, for a two-year $10.0 million revolving line of credit for working capital needs. Effective March 16, 2010, we terminated the Loan Agreement. No balances were outstanding during the term of the Loan Agreement.
Cash and Marketable Securities
At December 31, 2009, unrestricted cash, cash equivalents and marketable securities were $14.8 million compared to $74.8 million at December 31, 2008, as detailed in the following table:

	As of December 31,
	2009	2008
Cash and cash equivalents	$14,798	$30,520
Marketable securities	—	44,242

Total	$14,798	$74,762

Our cash and cash equivalents are highly-liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities are highly-liquid investments and are classified as available-for-sale, as they can be utilized for current operations. Our investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/P1. We do not invest in auction rate securities. Due to our current liquidity needs, we do not anticipate holding any security with a maturity greater than 12 months, and at December 31, 2009 and 2008, we held no security with a maturity greater than 365 days from those dates.
Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.
Cash Flow
The following table summarizes our sources and uses of cash and cash equivalents for fiscal years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
Net cash used in operating activities	$(58,158)	$(23,996)	$(35,261)
Net cash provided by (used in) investing activities	43,963	(55,500)	(834)
Net cash (used in) provided by financing activities	(1,527)	108,064	23,190

Net (decrease) increase in cash and cash equivalents	$(15,722)	$28,568	$(12,905)

Operating Activities
Net cash used in operating activities increased significantly during 2009 compared to both 2008 and 2007, driven primarily by the launch and initial commercialization of MOXATAG during 2009. We incurred significantly greater expenses to support the increased employee-related expenses for our expanded office-based and new field-based sales force. We utilized cash to purchase increased levels of inventory and prepaid samples (classified within Other current assets) and incurred significant marketing expenses to support our commercialization of MOXATAG. The increased sales during 2009 compared to 2008 resulted in an increase to our accounts receivable balance, which is reflected as a use of cash.

Cash used in operating activities in 2008 was lower than 2007 because 2007 included payments to complete the buildout of our contract manufacturer’s manufacturing facility in Clonmel, Ireland for MOXATAG and a full year of marketing and sales force infrastructure costs to market KEFLEX 750 mg capsules and prepare a sales force for the eventual launch of MOXATAG. Cash used in operating activities in 2008 compared to 2007 reflects the impact of our expense reduction efforts and the completion of the development of MOXATAG. Cash paid for employee compensation decreased in 2008 as the result of an overall reduction in headcount as part of an expense reduction program as we weighed strategic alternatives before launching MOXATAG.
Investing Activities
Net cash provided by / used in investing activities for the three years ended December 31, 2009 has fluctuated significantly. The $44.0 million of net cash provided by investing activities during 2009 is primarily due to the sales and maturities of securities which we transferred to cash used to support operations. During 2008, we used $55.5 million in investing activities, driven by the purchase of $46.2 million of marketable securities and the repurchase of the KEFLEX assets from Deerfield. Net cash used in investing activities in 2008 was partially offset by the maturity of some securities and the sale of fixed assets that we were no longer utilizing. Net cash used in investing activities in 2007 was $0.8 million, which primarily offset purchases and sales of marketable securities and the purchase of fixed assets to be used in the manufacturing of MOXATAG.
The purchases of marketable securities in 2008 were driven by the additional funds received in conjunction with the EGI Transaction. The sale of fixed assets during 2008 related to funds received in asset auctions held during the year to sell laboratory equipment that we were no longer utilizing in our Maryland facilities. Additionally during 2008, we entered into a lease for office space in Westlake, Texas for which we made a deposit and acquired office equipment for new employees. We also repurchased the non-PULSYS KEFLEX intangible assets from Deerfield during the year from the proceeds of the EGI Transaction.
Property and equipment purchases in 2007 were made primarily to complete the buildout and equip our contract manfacturer’s manufacturing facility in Clonmel, Ireland for MOXATAG.
Financing Activities
We used net cash in financing activities for 2009, while financing activities provided cash during both 2008 and 2007.
During 2009, cash used in financing activities reflects the principal payments made on our capital lease obligations for our automobile leases for our field-based sales force, slightly offset by proceeds received from the exercise of stock options.
The major financing activities in 2008 included two private placements of common stock, the first in January, which generated net proceeds of $19.9 million, and the second in September, which generated net proceeds of $96.0 million. In connection with the September offering, we settled the outstanding warrant liability with Deerfield for $8.8 million, which partially offset the proceeds from the financing activities. Cash provided by financing activities in 2008 also included almost $1.0 million of proceeds received from the exercise of stock options and warrants.
The major financing activities in 2007 were a private placement of common stock that occurred in April and generated $22.4 million of net proceeds, and the November sale of our inventory and non-PULSYS KEFLEX intangibles to Deerfield, which generated $7.5 million of gross proceeds, excluding a $0.5 million payment to the purchaser to cover expenses related to the transaction. We used the proceeds from the Deerfield transaction to pay off the balance of our Merrill Lynch debt facility. Proceeds from the exercise of stock options also contributed to the cash provided by financing activities in 2007.
Contractual Obligations
During 2009, we entered into a master lease agreement to provide vehicles for our field-based sales employees and their managers. These leases range in length from 30 to 40 months and include up to 75,000 miles. The vehicles are accounted for as capital leases. As a result, we have recorded the present value of the minimum lease payments as an asset within property and equipment, with an offsetting liability split between other current and long-term liabilities. We are amortizing the value of the vehicle leases over the term of each lease and allocating the lease payments between a reduction of the outstanding obligation and interest expense. When we terminate leases, such as we did in the third and fourth quarters of 2009 as a result of the reduction and realignment of our field sales force, the remaining net book value of the terminated leases and associated liabilities are removed once the lease is settled with the lessor. Effective March 15, 2010, we eliminated our field sales force. As a result of this action, we will be terminating the remaining vehicle leases.
We continue to have commitments for leased facilities in Maryland that we no longer occupy. During 2009, we adjusted the anticipated loss we had recorded in 2008 for these unused facilities, based on the updated timing of anticipated cash flows mainly from a lease amendment entered into for a portion of one of the facilities. An additional charge of $1.0 million related to these commitments was recorded in Research and development expense during the second quarter of 2009. During January 2010, we vacated the remaining portion of our leased facility in Maryland. As a result of this action, we will be recording an expense during the first quarter 2010 of approximately $2.0 million associated with the anticipated loss of the remaining portion of the unused facility.

The following table summarizes our contractual obligations at December 31, 2009 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.
Payments Due by Period

							After
Contractual Obligations(1),(2)	Total	2010	2011	2012	2013	2014	2014
Capital lease commitments(3)	$2,052	$1,185	$838	$29	$—	$—	$—

Operating lease obligations	7,381	2,355	2,120	1,935	971	—	—

Other commercial commitments(4)	$4,296	$1,512	$933	$616	$616	$616	$—

(1)	This table does not include potential royalty payments, at a rate of 10% of sales value, to Eli Lilly, which may be due on product line extensions of KEFLEX, including KEFLEX 750 mg. Any such royalties cannot be estimated at this time.

(2)	This table does not include a contingent liability to Par under our amoxicillin development and commercialization agreement that was terminated by Par in August 2005. Under certain circumstances, the termination clauses of the agreement may entitle Par to receive a share of future net profits, if any, up to one-half of Par’s total $23.25 million investment in the development of certain amoxicillin PULSYS products, should products covered by the agreement be successfully commercialized. Accordingly, we retained $11.625 million of deferred revenue in recognition of this contingent liability to Par.

(3)	Effective March 15, 2010, we eliminated our field sales force. As a result of this action, we will be terminating any remaining vehicle leases.

(4)	We expect to incur additional amounts under contractual arrangements. These amounts represent software license agreements for our field-based sales force, annual license fees for the FDA and purchase commitments for samples and insurance.
In addition to the minimum purchase commitments and contractual obligations in the above table, we may incur funding liabilities for additional obligations that we enter into on a discretionary basis. These discretionary obligations could include additional facilities or equipment, investments in new technologies or products, acquisitions, funding of clinical trials, or similar events.
As part of our FDA approval of MOXATAG in adults and pediatric patients 12 years and older and in accordance with the requirements of the Pediatric Research Equity Act, we received from the FDA a deferral to further evaluate our product candidate for pediatric patients with pharyngitis or tonsillitis as part of a post-marketing commitment. As part of this commitment, we agreed to submit a completed Phase III clinical trial report and data set for our pediatric amoxicillin product candidate in pediatric patients aged two to 11 years by March 2013. Should we obtain adequate financial resources and successfully commercialize MOXATAG, we intend to conduct a Phase II trial, and if the results of the Phase II trial support proceeding into Phase III, we would then plan to conduct a Phase III clinical trial in this population. If the results of the Phase II trial did not support proceeding into Phase III, we may file a request for a waiver for the further assessment of the safety and effectiveness of the product in this population. The funding for these trials is not included in the above table, as we cannot estimate the potential exposure at this time. Substantially all spending on research and development projects has been delayed pending the successful commercialization of MOXATAG and adequate financial resources. As a result, we are not currently pursuing the Phase II trial.
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

Private Placement	Maximum Liquidated Damages

September 2008	$29.5 million
January 2008	$6.3 million
April 2007	$8.3 million
December 2006	$6.5 million
April 2005	$6.2 million

Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that meet the definition of off-balance sheet arrangements, with the exception of our private placements of common stock and warrants in September 2008, January 2008, April 2007 and April 2005. The following outstanding warrants could be exercised by the warrant holder for additional shares in exchange for the pre-determined exercise price per share. In the September 2008 private placement, we issued a warrant to purchase 12.1 million shares of common stock at an exercise price of $3.90 per share. In the January 2008 private placement, we issued warrants to purchase 3.5 million shares of common stock at an exercise price of $3.00 per shares. In the April 2007 private placement, we issued warrants to purchase a total of 7.6 million shares of common stock at an exercise price of $2.27 per share. In the April 2005 private placement, we issued warrants to purchase a total of 2.4 million shares of common stock at an exercise price of $4.78 per share.
In August 2004, we leased additional space adjacent to our Germantown, Maryland, facility. We vacated this facility during the third quarter of 2007. Effective April 2008, another company leased approximately 40% of the facility directly from the landlord, with the landlord amending our lease to reflect a rent reduction for the amount of rent the landlord will receive each month from the other company. We remain contingently liable for the other company’s rental payments under a financial guarantee to the landlord.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Our exposure to market risk is currently confined to our cash, cash equivalents and restricted cash, which generally have maturities of less than one year. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments.
Foreign Currency Risk
Most of our trade payable transactions are conducted in U.S. dollars, or USD, although purchases of our MOXATAG product are paid in euros, or EUR, for finished goods and British pound sterling, or GBP, for product samples. In order to manage the fluctuations in exchange rates between the USD and EUR and USD and GBP, we entered into several forward exchange contracts that lock in the exchange rate for which we utilized USD to buy the foreign currency and therefore our inventory. The contracts were designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and were marked-to-market with the resulting gains or losses reflected in other comprehensive income (loss). Gains or losses are and will be included in Cost of products sold at the time the products are sold, generally within the next twelve months. There were no outstanding contracts as of December 31, 2009.
Inflation
Our most liquid assets are cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. We also believe that we have intangible assets in the value of our intellectual property. We have not capitalized the value of this intellectual property on our balance sheet. Due to the nature of this intellectual property, we believe that these intangible assets are not affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

Item 8.	Financial Statements and Supplementary Data
The information required by this item is set forth on pages F-1 to F-28.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

Changes in Internal Control over Financial Reporting during the Quarter
There have not been any changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management, including our principal executive and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework . Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009.
The effectiveness of our internal controls over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears on page F-1 of this Annual Report on Form 10-K.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We incorporate herein by reference the information concerning directors and executive officers from the information under the headings “Proposals to be Voted on at the Annual Meeting-Proposal 1. Election of Directors”, and “Management” in our Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed within 120 days after the end of our fiscal year, which we refer to as the 2010 Proxy Statement.
We incorporate herein by reference the information regarding compliance with Section 16(a) of the Exchange Act from the information under the heading “Section 16(A) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement.
We incorporate herein by reference the information with respect to corporate governance from the information under the heading “Corporate Governance and Related Matters” in the 2010 Proxy Statement.
Code of Ethics
Our Board of Directors has adopted a written code of ethics and business conduct that applies to our directors, officers and employees, a copy of which is available on our website at www.middlebrookpharma.com. Our code of ethics and business conduct, along with any other information that can be accessed from our website, is not incorporated by reference into this Annual Report on Form 10-K. Copies of our code of ethics and business conduct may also be requested in print by writing to Investor Relations at MiddleBrook Pharmaceuticals Inc., 7 West Village Circle, Suite 100 in Westlake, Texas 76262.

Item 11.	Executive Compensation
We incorporate herein by reference the information concerning executive compensation under the headings “Executive Compensation and Other Matters” and “Compensation Tables” in the 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate herein by reference the information concerning security ownership of certain beneficial owners and management contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
We incorporate herein by reference the information concerning certain relationships and related transactions from the information under the heading “Certain Relationships and Related Transactions” contained in the 2010 Proxy Statement.
We incorporate herein by reference the information regarding director independence under the heading “Corporate Governance and Related Matters” in the 2010 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
We incorporate herein by reference the information concerning principal accountant fees and services and related pre-approval policies from the information under the heading “Audit and Non-Audit Fees” in the 2010 Proxy Statement.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Index to Financial Statements
(2) Financial Statement Schedule
The following schedule is filed as part of this Annual Report on Form 10-K:
Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2009, 2008, and 2007
(3) Exhibits

Exhibit
No.

2.1 †+	Asset Purchase Agreement, dated as of June 30, 2004, by and between the Registrant and Eli Lilly and Company (incorporated by reference to our Current Report on Form 8-K filed July 15, 2004).
2.2	Asset Purchase Agreement, dated November 7, 2007, by and between the Registrant and Kef Pharmaceuticals, Inc. (incorporated by reference to our Current Report on Form 8-K filed November 13, 2007).
2.3	Asset Purchase Agreement, dated November 7, 2007, by and between the Registrant and Lex Pharmaceuticals, Inc. (incorporated by reference to our Current Report on Form 8-K filed November 13, 2007).
3.1	Eighth Amended and Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2009).
3.2	Amended and Restated Bylaws (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2009).
3.3
Certificate of Ownership and Merger Merging MiddleBrook Pharmaceuticals, Inc. Into Advancis Pharmaceutical Corporation (incorporated by reference to our Current Report on Form 8-K filed June 28, 2007).

4.1	Specimen Stock Certificate (incorporated by reference to our Registration Statement, as amended, on Form S-1 (File No. 333-107599)).
4.2	Form of Warrant of the Registrant attached to the Form of Purchase Agreement dated April 26, 2005 (incorporated by reference to our Current Report on Form 8-K dated April 27, 2005).
4.3	Form of Registration Rights Agreement dated April 9, 2007 (incorporated by reference to our Current Report on Form 8-K filed April 13, 2007).
4.4	Form of Warrant of the Registrant attached to the Securities Purchase Agreement dated April 9, 2007 (incorporated by reference to our Current Report on Form 8-K filed November 13, 2007).
4.5
Registration Rights Agreement, dated November 7, 2007, by and among the Registrant, Deerfield Private Design International Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Special Situation International Limited and Deerfield Private Design Fund, L.P. (incorporated by reference to our Current Report on Form 8-K filed November 13, 2007).

4.6	Form of Registration Rights Agreement dated January 24, 2008 (incorporated by reference to our Current Report on Form 8-K filed January 30, 2008).
4.7	Form of Warrant Agreement attached to the Securities Purchase Agreement dated as of January 24, 2008 (incorporated by reference to our Current Report on Form 8-K filed January 30, 2008).
4.8	Form of Warrant of the Registrant attached to the Securities Purchase Agreement, dated July 1, 2008 (incorporated by reference to our Current Report on Form 8-K filed July 8, 2008).
4.9	Registration Rights Agreement, dated July 1, 2008, by and among the Registrant and the investors named therein (incorporated by reference to our Current Report on Form 8-K filed July 8, 2008).
4.10	Fourth Amended and Restated Stockholders’ Agreement (incorporated by reference to our Registration Statement, as amended, on Form S-1 (File No. 333-107599)).
4.11
Omnibus Addendum and Amendment to Series E Convertible Preferred Stock Purchase Agreement and Fourth Amended and Restated Stockholders’ Agreement (incorporated by reference to our Registration Statement, as amended, on Form S-1 (File No. 333-107599)).

Exhibit
No.

9.1		Form of Voting Agreement dated July 1, 2008 (incorporated by reference to our Current Report on Form 8-K filed July 8, 2008).
10.1	*	Form of Incentive Stock Option Agreement (incorporated by reference to our Registration Statement, as amended, on Form S-1 (File No. 333-107599)).
10.2	*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to our Registration Statement, as amended, on Form S-1 (File No. 333-107599)).
10.3	*	Employee Stock Purchase Plan (incorporated by reference to our Registration Statement on Form S-8 (File No. 333-109728)).
10.4		Form of Employment Agreement on Ideas, Inventions and Confidential Information (incorporated by reference to our Registration Statement, as amended, on Form S-1 (File No. 333-107599)).
10.5
Lease Agreement, dated August 1, 2002, between the Registrant and Seneca Meadows Corporate Center II LLC (incorporated by reference to our Registration Statement, as amended, on Form S-1 (File No. 333-107599)).

10.6	+
Development and Commercialization Agreement, dated May 28, 2004, between the Registrant and Par Pharmaceutical, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2004).

10.7	+	Commercial Supply Agreement, dated December 3, 2004, between the Registrant and Ceph International Corporation (incorporated by reference to our Annual Report on Form 10-K filed March 10, 2005).
10.8	+
First Amendment to Development and Commercialization Agreement, dated December 14, 2004, between the Registrant and Par Pharmaceutical Corporation (incorporated by reference to our Annual Report on Form 10-K filed March 10, 2005).

10.9	+	Manufacturing and Supply Agreement, dated April 19, 2005, between the Registrant and Clonmel Healthcare Limited (incorporated by reference to our Quarterly Report on Form 10-Q filed August 15, 2005).
10.10	+
Development and Clinical Manufacturing Agreement, dated April 19, 2005, between the Registrant and Clonmel Healthcare Limited (incorporated by reference to our Quarterly Report on Form 10-Q filed August 15, 2005).

10.11	+	Form of Purchase Agreement, dated April 26, 2005, including the form of Warrant attached thereto (incorporated by reference to our Current Report on Form 8-K dated April 27, 2005).
10.12		Securities Purchase Agreement, dated April 9, 2007, including the form of Warrant attached thereto (incorporated by reference to our Current Report on Form 8-K filed April 13, 2007).
10.13	*	Form of Amendment to the Form of Incentive Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed May 22, 2007).
10.14	*	Form of Amendment to the Form of Non-Qualified Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed May 22, 2007).

Exhibit
No.

10.15		Form of Securities Purchase Agreement, dated January 24, 2008, including the form of Warrant attached hereto (incorporated by reference to our Current Report on Form 8-K filed January 30, 2008).
10.16	*
Amended and Restated Executive Employment Agreement, dated April 8, 2008, between the Registrant and Edward M. Rudnic, Ph.D. (incorporated by reference to our Annual Report on Form 10-K filed March 13, 2009).

10.17	*	Amended and Restated Executive Employment Agreement, dated April 8, 2008, between the Registrant and Robert C. Low (incorporated by reference to our Annual Report on Form 10-K filed March 13, 2009).
10.18	*
Amended and Restated Executive Employment Agreement, dated April 1, 2008, between the Registrant and Beth A. Burnside, Ph.D. (incorporated by reference to our Annual Report on Form 10-K filed March 13, 2009).

10.19	*
Amended and Restated Executive Employment Agreement, dated April 1, 2008, between the Registrant and Donald J. Treacy, Ph.D. (incorporated by reference to our Annual Report on Form 10-K filed March 13, 2009).

10.20	*
Amended and Restated Executive Employment Agreement, dated April 1, 2008, between the Registrant and Susan Clausen, Ph.D. (incorporated by reference to our Annual Report on Form 10-K filed March 13, 2009).

10.21		Securities Purchase Agreement, dated July 1, 2008, by and between the Registrant and EGI-MBRK, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed July 8, 2008).
10.22	*	Executive Employment Agreement, dated July 1, 2008, between the Registrant and John S. Thievon (incorporated by reference to our Current Report on Form 8-K filed July 8, 2008).
10.23	*	Executive Employment Agreement, dated July 1, 2008, between the Registrant and David Becker (incorporated by reference to our Current Report on Form 8-K filed July 8, 2008).
10.24	*	Consulting Agreement, dated June 27, 2008, between the Registrant and Edward M. Rudnic, Ph.D. (incorporated by reference to our Current Report on Form 8-K filed July 8, 2008).
10.25	*	Consulting Agreement, dated June 30, 2008, between the Registrant and Robert C. Low (incorporated by reference to our Current Report on Form 8-K filed July 8, 2008).
10.26	*	Amended and Restated MiddleBrook Pharmaceuticals, Inc. Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 26, 2009).
10.27	*	Consulting Agreement, by and between the Registrant and Lord James Blyth, dated October 17, 2008 (incorporated by reference to our Current Report on Form 8-K filed October 23, 2008).
10.28		Lease Agreement dated October 30, 2008 between Maguire Partners — Solana Limited Partnership and the Registrant (incorporated by reference to our Current Report on Form 8-K filed November 4, 2008).
10.29	*	New Hire Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-8 filed February 11, 2009 (File No. 333-157261)).
10.30	*	Form of New Hire Nonqualified Stock Option Agreement (incorporated by reference to our Registration Statement on Form S-8 filed February 11, 2009 (File No. 333-157261)).
10.31		Form of Indemnification Agreement (incorporated by reference to our Annual Report on Form 10-K filed March 13, 2009).
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1		Certification of the Principle Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1
Certification by the Principle Executive Officer and Principal Financial Officer pursuant to Rule 13a-14b/13d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 Section 906 of the Sarbanes-Oxley Act of 2002.

†	The Schedules and certain of the Exhibits to this Asset Purchase Agreement have been omitted in reliance upon the rules of the Securities and Exchange Commission. A copy will be delivered to the Securities and Exchange Commission upon request.

+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

*	Indicates a management contract or a compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBROOK PHARMACEUTICALS, INC.
By:	/s/ David Becker
David Becker
Executive Vice President, Chief Financial Officer, and Acting President and Chief Executive Officer

Dated: March 16, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date

/s/ David Becker David Becker	Executive Vice President, Chief Financial Officer, and Acting President and Chief Executive Officer (Principal Financial and Accounting Officer, and Principal Executive Officer)	March 16, 2010

/s/ R. Gordon Douglas R. Gordon Douglas, M.D.	Chairman of the Board of Directors	March 16, 2010

/s/ Lord James Blyth Lord James Blyth	Vice Chairman of the Board of Directors	March 16, 2010

/s/ James H. Cavanaugh James H. Cavanaugh, Ph.D.	Director	March 16, 2010

/s/ Richard W. Dugan Richard W. Dugan	Director	March 16, 2010

/s/ William C. Pate William C. Pate	Director	March 16, 2010

/s/ Mark R. Sotir Mark R. Sotir	Director	March 16, 2010

/s/ Martin A. Vogelbaum Martin A. Vogelbaum	Director	March 16, 2010

/s/ Harold R. Werner Harold R. Werner	Director	March 16, 2010

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of MiddleBrook Pharmaceuticals, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MiddleBrook Pharmaceuticals, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the risk that existing cash resources will not be sufficient to fund operations raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 16, 2010

MIDDLEBROOK PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$14,798	$30,520
Marketable securities	—	44,242
Accounts receivable, net	2,269	426
Inventories, net	4,242	335
Prepaid expenses and other current assets	4,749	2,638

Total current assets	26,058	78,161

Property and equipment, net	4,555	4,192
Restricted cash	872	872
Deposits and other assets	617	523
Intangible assets, net	10,073	11,445

Total assets	$42,175	$95,193

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,031	$2,993
Accrued expenses and other current liabilities	13,949	6,141

Total current liabilities	14,980	9,134

Deferred contract revenue	11,625	11,625
Deferred rent and credit on lease concession	162	174
Other long-term liabilities	2,355	2,329

Total liabilities	29,122	23,262

Commitments and contingencies (See Note 20)

Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized, no shares issued or outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.01 par value; 225,000 shares authorized, and 86,512 and 86,433 shares issued and outstanding at December 31, 2009 and 2008, respectively	865	864
Capital in excess of par value	311,428	307,705
Accumulated deficit	(299,240)	(236,914)
Accumulated other comprehensive income	—	276

Total stockholders’ equity	13,053	71,931

Total liabilities and stockholders’ equity	$42,175	$95,193

The accompanying notes are an integral part of these consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Product sales, net	$14,844	$8,849	$10,457

Total net revenues	14,844	8,849	10,457

Cost and expenses:
Cost of product sales	2,254	1,635	2,577
Research and development	5,258	19,079	21,958
Selling, general and administrative	69,885	24,384	26,043

Total expenses	77,397	45,098	50,578

Loss from operations	(62,553)	(36,249)	(40,121)
Interest income	361	724	543
Interest expense	(121)	—	(584)
Early extinguishment of debt	—		(224)
Warrant expense	—	(6,714)	(2,100)
Other income	161	—	75

Loss before income taxes	(62,152)	(42,239)	(42,411)
Income tax expense (benefit)	174	(174)	—

Net loss	(62,326)	(42,065)	(42,411)
Loss attributable to noncontrolling interest	—	485	162

Net loss attributable to MiddleBrook Pharmaceuticals	$(62,326)	$(41,580)	$(42,249)

Basic and diluted net loss per share attributable to MiddleBrook Pharmaceuticals common stockholders	$(0.72)	$(0.64)	$(0.96)

Shares used in calculation of basic and diluted net loss per share	86,485	65,180	43,816

The accompanying notes are an integral part of these consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands)

	Stockholders’ Equity
					Accumulated	Total
			Capital in		Other	Stockholders’	Non-
	Common		Excess of Par	Accumulated	Comprehensive	Equity	controlling	Total
	Shares	Par Value	Value	Deficit	Income (Loss)	(Deficit)	Interest	Equity
Balance at December 31, 2006	36,363	$364	$164,594	$(153,085)	$—	$11,873	$—	$11,873

Exercise of stock options	201	2	165	—	—	167	—	167

Vesting of unvested restricted stock	30	—	18	—	—	18	—	18

Issuance and remeasurement of stock options for services	—	—	17	—	—	17	—	17

Stock-based employee compensation expense	—	—	1,915	—	—	1,915	—	1,915
Proceeds from private placement of common stock and warrants, net of issuance expenses	10,155	102	22,311	—	—	22,413	—	22,413

Deerfield transaction	—	—	—	—	—	—	7,500	7,500

Net loss and total comprehensive loss	—	—	—	(42,249)	—	(42,249)	(162)	$(42,411)

Balance at December 31, 2007	46,749	468	189,020	(195,334)	—	(5,846)	7,338	1,492

Exercise of stock options	559	5	766	—	—	771	—	771

Exercise of warrants	72	—	163	—	—	163	—	163

Stock-based employee compensation expense	—	—	2,203	—	—	2,203	—	2,203
Proceeds from private placement of common stock and warrants, net of issuance expenses (January)	8,750	88	19,828	—	—	19,916	—	19,916
Proceeds from private placement of common stock and warrants, net of issuance expenses (September)	30,303	303	95,725	—	—	96,028	—	96,028

Comprehensive income (loss):

Net loss	—	—	—	(41,580)	—	(41,580)	(485)	(42,065)
Unrealized gain on securities, net of tax of $101	—	—	—	—	160	160	—	160

Unrealized gain on hedges, net of tax of $73	—	—	—	—	116	116	—	116

Total comprehensive loss						(41,304)	—	(41,304)

Acquisition of noncontrolling interest	—	—	—	—	—	—	(6,853)	(6,853)

Balance at December 31, 2008	86,433	864	307,705	(236,914)	276	71,931	—	71.931

Exercise of stock options	79	1	63	—	—	64	—	64

Stock-based employee compensation expense	—	—	3,660	—	—	3,660	—	3,660

Comprehensive income (loss):	—	—

Net loss	—	—	—	(62,326)	—	(62,326)	—	(62,326)
Unrealized losses on securities, net of tax of $101	—	—	—	—	(160)	(160)	—	(160)

Unrealized losses on hedges, net of tax of $73	—	—	—	—	(116)	(116)	—	(116)

Total comprehensive loss						(62,602)	—	(62,602)

Balance at December 31, 2009	86,512	$865	$311,428	$(299,240)	$—	$13,053	$—	$13,053

The accompanying notes are an integral part of these consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in 000’s)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(62,326)	$(42,065)	$(42, 411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,358	6,316	4,460
Warrant expense	—	6,714	2,100
Stock-based compensation	3,660	2,203	1,931
Deferred rent and credit on lease concession	(11)	(256)	(75)
Amortization of premium on marketable securities	(17)	(118)	(40)
Realized gains on investments	(63)	—	—
Loss on disposal of fixed assets and exiting facility	966	3,740	—
Gain on termination of capital leases	(58)	—	—
Deferred tax expense (benefit)	174	(174)	—
Changes in:
Accounts receivable	(1,842)	262	(384)
Inventories	(3,907)	353	1,389
Prepaid expenses and other current assets	(2,328)	(1,279)	540
Deposits other than on property and equipment, and other assets	(94)	(348)	304
Accounts payable	(1,962)	1,333	(626)
Accrued expenses and other current liabilities	5,292	(677)	(2,260)
Deferred product revenue	—	—	(189)

Net cash used in operating activities	(58,158)	(23,996)	(35,261)

Cash flows from investing activities:
Repurchase of KEFLEX assets from Deerfield	—	(12,190)	—
Purchase of marketable securities	(5,206)	(46,244)	(5,867)
Sales and maturities of marketable securities	49,267	2,380	6,430
Purchases of property and equipment	(98)	(812)	(1,397)
Proceeds from sale of fixed assets	—	1,366	—

Net cash provided by (used in) investing activities	43,963	(55,500)	(834)

Cash flows from financing activities:
Proceeds from private placement of common stock and warrants, net of issuance costs	—	115,944	22,413
Proceeds from purchase of noncontrolling interest	—	—	7,500
Payments on lines of credit	—	—	(6,890)
Principal payment on capital lease obligations	(1,591)	—	—
Proceeds from exercise of common stock options	64	771	167
Proceeds from exercise of common stock warrants	—	163	—
Payment to settle warrant liability	—	(8,814)	—

Net cash (used in) provided by financing activities	(1,527)	108,064	23,190

Net (decrease) increase in cash and cash equivalents	(15,722)	28,568	(12,905)
Cash and cash equivalents, beginning of period	30,520	1,952	14,857

Cash and cash equivalents, end of period	$14,798	$30,520	$1,952

Supplemental disclosure of cash flow information:
Cash paid for interest	$121	$—	$566

Supplemental disclosure of non-cash transactions:
Capital leases obligation incurred for leased vehicles	$4,967	$—	$—
Capital leases obligation for terminated leases	$(1,763)	$—	$—
Reclassification of liability related to early exercises of restricted stock to equity upon vesting of the restricted stock	$—	$—	$19
Warrants issued	$—	$—	$2,580
The accompanying notes are an integral part of these consolidated financial statements.

MIDDLEBROOK PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands except per share data)
1. Nature of the Business
Nature of Business
MiddleBrook Pharmaceuticals, Inc. (“MiddleBrook” or “we” or “us”) was incorporated in Delaware in December 1999 and commenced operations on January 1, 2000. We are a pharmaceutical company focused on commercializing anti-infective drug products that fulfill unmet medical needs. We have developed a proprietary delivery technology called PULSYS, which enables the pulsatile delivery, or delivery in rapid bursts, of certain drugs. Our PULSYS technology may provide the prolonged release and absorption of a drug, which we believe can provide therapeutic advantages over current dosing regimens and therapies. We currently have 25 U.S. issued patents and seven foreign patents covering our PULSYS technology which extend through 2020.
Our current PULSYS product, MOXATAG (amoxicillin extended-release) Tablets, 775 mg, received U.S. Food and Drug Administration (or “FDA”) approval for marketing on January 23, 2008, and is the first and only FDA-approved once-daily amoxicillin. It is approved for the treatment of pharyngitis/tonsillitis secondary to Streptococcus pyogenes, commonly known as strep throat, for adults and pediatric patients age 12 and older, and there is no AB-rated equivalent to MOXATAG.
Liquidity
We have experienced significant operating losses since our inception in 2000. As of December 31, 2009, we had an accumulated deficit of $299.2 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, substantial marketing and sales efforts, and manufacturing capabilities. These activities including the commercialization of MOXATAG, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for 2010 and the foreseeable future. We began marketing MOXATAG on March 16, 2009. We have incurred, and will continue to incur, significant expenses associated with the commercialization of MOXATAG. To date, revenues recognized from the KEFLEX (immediate-release cephalexin) and MOXATAG products have been limited and have not been sufficient for us to achieve or sustain profitability. We believe our existing cash resources will be sufficient to fund our operations through the second quarter of 2010 at our planned levels of research, development, sales and marketing activities, including the commercialization of MOXATAG.
Our history of losses and negative cash flows from operations and our reliance on raising additional external funding raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.
We have engaged Broadpoint Gleacher Securities Group, Inc. to assist us in identifying and evaluating strategic options, including a potential sale of the Company. However, there can be no assurance that we will be able to identify and implement a strategic option that will be beneficial to our investors. If we are unable to consummate a strategic transaction in the near future, we may be unable to continue operations as a going concern and we may be forced to seek bankruptcy protection.
Our estimates of future capital requirements are uncertain and will depend on a number of factors, including the success of our commercialization of MOXATAG, the progress of our research and development of product candidates (which are currently delayed), the timing and outcome of regulatory approvals, cash received from sales of our products, payments received or made under any future collaborative agreements, the costs involved in enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our or our potential partners’ success in developing markets for our product candidates. Changes in our commercialization and development plans, partnering activities, regulatory activities and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. Insufficient funds will require us to continue to delay, scale back or eliminate some or all of our research, development or commercialization programs, or may adversely affect our ability to operate as a going concern. We previously announced that we had planned to start our Phase III clinical trial for the KEFLEX PULSYS product candidate in 2010, contingent upon the successful commercialization of MOXATAG and FDA agreement with our clinical protocol. We submitted a Special Protocol Assessment (“SPA”) to the FDA in June 2009 for our KEFLEX PULSYS product candidate, and the FDA responded to our SPA on July 30, 2009. At this time, we have not gained agreement with the FDA regarding the non-inferiority design and planned analysis of the clinical trial as outlined in the SPA. Accordingly, we have delayed the development of our KEFLEX PULSYS product candidate and any future development is contingent upon the successful commercialization of MOXATAG, adequate financial resources and the FDA’s agreement with a revised clinical trial design.

2. Summary of Significant Accounting Policies
Financial Accounting Standards Codification™
In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards CodificationTM (“Codification”) as the official single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”). All existing accounting standards are superseded by the Codification, and all other accounting guidance not included in the Codification are considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.
Consolidation
The consolidated financial statements include our accounts, together with the accounts of Kef Pharmaceuticals, Inc. (“Kef”) and Lex Pharmaceuticals, Inc. (“Lex”), two variable interest entities for which we were the primary beneficiary. Kef and Lex were legal entities that were formed in November 2007 by Deerfield Management, one of our stockholders and affiliates at that time (“Deerfield”), which purchased certain non-PULSYS KEFLEX assets from us in 2007 including KEFLEX product inventories (collectively, Deerfield, Kef and Lex are hereinafter referred to as the “Deerfield Entities”). Additionally, we had assigned certain intellectual property rights, solely relating to our existing, non-PULSYS KEFLEX business to the Deerfield Entities. These agreements with Deerfield provided us with capital and were designed to provide us with financial flexibility. See Note 22- Noncontrolling Interest — Deerfield Transaction.
As the primary beneficiary of Kef and Lex, we consolidated the financial condition and results of operations of the Deerfield Entities. Accordingly, the losses of $485,000 and $162,000 attributable to the noncontrolling interest (the losses of Kef and Lex) for the years ended December 31, 2008 and 2007, respectively, have been deducted from the net loss in the consolidated statement of operations, and the noncontrolling interest holders’ ownership interest in the Deerfield Entities in our consolidated balance sheet was reduced by the losses of Kef and Lex prior to their acquisition by us.
All significant intercompany accounts and transactions between us and Kef and Lex have been eliminated through September 4, 2008. We repurchased the non-PULSYS KEFLEX assets from Deerfield on September 4, 2008 by purchasing all of the outstanding capital stock of both Kef and Lex pursuant to an agreement dated July 1, 2008 (the “Deerfield Agreement”), with Deerfield and certain of its affiliates, including Kef and Lex. After the repurchase of the non-PULSYS KEFLEX assets, the balances of those accounts remained fully consolidated as part of our consolidated financial statements.
Effective November 1, 2009, our wholly-owned subsidiaries Kef and Lex have been dissolved and merged into the parent company, MiddleBrook Pharmaceuticals, Inc. Any trademarks, copyrights or other assets or rights have been assigned to us, and we have assumed any and all liabilities or obligations of Kef and Lex.
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
Deferred contract revenue represents cash received in excess of revenue recognized. See Note 13 — “Deferred Contract Revenue” for discussion of deferred contract revenue related to the terminated collaboration with Par Pharmaceutical (“Par”).
Research and Development
We expense research and development costs as incurred. Research and development costs primarily consist of salaries and related expenses for personnel; fees paid to consultants and outside service providers, including clinical research organizations for the conduct of clinical trials; costs of materials used in clinical trials and research and development; development costs for contract manufacturing prior to FDA approval of products; depreciation of capital resources used to develop products; and costs of facilities, including costs to modify third-party facilities. Beginning in the fourth quarter of 2009, based on significant reductions in the focus of internal resources on research and development projects, all internal costs began to be classified as Selling, general and administrative expenses on our consolidated statement of operations.

Cash and Cash Equivalents
Cash equivalents are highly liquid investments with an original maturity of three months or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate bonds. At December 31, 2009, we maintained all of our cash and cash equivalents in one financial institution, while at December 31, 2008, our cash and cash equivalents were in three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and we believe there is minimal risk of losses on such cash balances. At December 31, 2009 and 2008, we did not have any investments in auction-rate securities.
Restricted Cash
In conjunction with the lease of our research and development facilities in Maryland, we provided the landlord with letters of credit which were collateralized with restricted cash deposits totaling $0.9 million at December 31, 2009 and 2008 (see Note 20 — Commitments and Contingencies ). These deposits are recorded as noncurrent Restricted cash.
Marketable Securities
We classify all of our marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity in Accumulated other comprehensive income. Marketable securities available for current operations are classified in the balance sheet as current assets; marketable securities held for long-term purposes are classified as noncurrent assets. Interest income, net of amortization of premiums on marketable securities, and realized gains and losses on securities are included in Interest income in the consolidated statements of operations.
Fair Value of Financial Instruments
The carrying amounts of our financial instruments, which include cash and cash equivalents, marketable securities, notes payable and line of credit borrowings, approximate their fair values, due to their short maturities. Warrants classified as liabilities were recorded at their fair value, based on the Black-Scholes option-pricing model.
Derivative Financial Instruments
We previously entered into foreign currency forward exchange contracts to hedge forecasted inventory and sample purchase transactions that are subject to foreign exchange exposure to either the euro or British pound sterling. These instruments were designated as cash flow hedges in accordance with GAAP and were recorded in the consolidated balance sheet at fair value in either Prepaid assets and other current assets (for unrealized gains) or Accrued expenses and other current liabilities (for unrealized losses).
For derivatives designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in Accumulated other comprehensive income and are recognized in the statement of operations when the hedged item affects earnings, through Cost of goods sold for inventory and Selling, general and administrative for samples. Ineffective portions of changes in the fair value of cash flow hedges would be recognized in Other income (expense). Hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.
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
We do not use derivatives for trading purposes and restrict all derivative transactions to those intended for hedging purposes.
We had the following outstanding balances on foreign exchange forward contracts at December 31, 2008:

Foreign Currency
Euro	€2,000
British pound sterling	£1,000
The fair value of these contracts is reported in the balance sheet as follows:

	Balance Sheet	Fair Value at
	Location	December 31, 2008
Derivatives designated as hedging instruments:
Foreign Exchange Forward Contracts	Other current assets	$216
Foreign Exchange Forward Contracts	Other current liabilities	27

Total derivatives designated as hedging instruments		$189

For additional information on the fair value measurements of the derivative instruments and other financial instruments, see Note 21 — “Fair Value Measurements”.
For the year ended December 31, 2009, we recognized $15,000 in Other expense due to hedge ineffectiveness. There were no amounts recognized for ineffectiveness during the years ended December 31, 2008 or 2007. There were no derivative contracts, and therefore no unrealized amounts, outstanding as of December 31, 2009 or 2007.
Accounts Receivable
Accounts receivable represent amounts due from trade customers for sales of pharmaceutical products. Allowances for estimated product discounts, wholesaler rebates and chargebacks are recorded as reductions to gross accounts receivable. Amounts due for returns, co-pay assistance programs and estimated rebates payable to third parties are included in Accrued expenses and other current liabilities.
Inventories
Inventories are stated at the lower of cost or market, which is determined on the first-in, first-out (FIFO) method. Reserves for obsolete or slow-moving inventory are recorded as reductions to inventory cost. We periodically review our product inventories on hand. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts that may not be realizable.
Property and Equipment
Property and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are capitalized and amortized over the shorter of their economic life or the remaining lease term. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred.
Intangible Assets
Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. We do not have identifiable intangible assets with indefinite lives. The KEFLEX brand name and other intangible assets were acquired for marketing purposes, and the related amortization is charged to selling expense. In November 2007, we sold our KEFLEX brand rights to affiliates of Deerfield. We retained the right to repurchase, at a predetermined price, the non-PULSYS KEFLEX intangible assets at a future date, as well as to continue to utilize the KEFLEX trademark and other intangible assets in order to continue to operate our KEFLEX business. As discussed above under “Consolidation,” we consolidated the variable interest entities that held the intangible assets, and there was no change in the accounting policies or basis for intangible assets.
We exercised our repurchase right and repurchased the non-PULSYS KEFLEX assets from Deerfield as of September 4, 2008 by purchasing all of the outstanding capital stock of both Kef and Lex with a portion of the proceeds from the EGI Transaction (see Note 23, “Equity Group Investments Transaction” for a description of the transaction). As a result of the repurchase, we had a new basis in the non-PULSYS KEFLEX intangible asset of $11.8 million, which we began to amortize over 12 years to coincide with the expiry date of certain of our patents that we intended to utilize for KEFLEX PULSYS.
Based on the FDA’s response to our SPA received on July 30, 2009, we have not gained agreement with the FDA regarding our non-inferiority design and planned analysis of the Phase III trial for our KEFLEX PULSYS product candidate as outlined in the SPA. Accordingly, we have indefinitely delayed the Phase III trial pending the successful commercialization of MOXATAG, adequate financial resources and the FDA’s agreement with a revised clinical trial design. Based on the FDA’s response, we performed an impairment analysis of the intangible asset and have determined that it is not impaired at this time. Based on the indefinite delay of the trial, we have reconsidered the life over which the asset is being amortized, and beginning in the fourth quarter of 2009, we have reduced the remaining life to four years, which better reflects the life of our estimated economic benefit without using our PULSYS technology. We will continue to monitor the value and life of the asset in relation to the status of the Phase III trial for KEFLEX PULSYS.
Patents are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the patents. We periodically review the carrying value of patents to determine whether the carrying amount of the patent is recoverable. For the years ended December 31, 2009, 2008 and 2007, there were no adjustments to the carrying values of patents. We amortized the cost of the patent applications over a period of 10 years. As of December 31, 2009, all patents are fully amortized.
Impairment of Long-Lived Assets
We review our long-lived assets, including property and equipment and intangible assets included in the consolidated balance sheet, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the carrying value of the asset will not be recoverable based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized.

During 2009, following the FDA’s response to our SPA, we delayed any research on our KEFLEX PULSYS product candidate. The indefinite delay resulted in a triggering event that caused us to evaluate several of our assets for possible impairment. As discussed above under “Intangible Assets,” we determined that our KEFLEX intangible asset was not impaired but we determined that it was necessary to decrease the life of the asset. Additionally, we determined that there were research and development assets that were deemed impaired by the delay. We reviewed the carrying value of the assets compared to the fair value of the assets, which we determined utilizing an income approach based on level three inputs (see Note 21 — Fair Value Measurements for more information about the levels of determining fair value). As a result of the review, we recorded an impairment loss of $233,000 associated with those assets within Research and development in the fourth quarter of 2009.
During 2008, we exited certain portions of our leased laboratory space in our Maryland offices. In connection with vacating this space, we recognized a loss of $3.1 million in 2008 associated with the impairment of the leasehold improvements in the laboratories of the facilities that we would no longer be utilizing, and therefore would not have any value to us. There were no indications of impairment through December 31, 2007, and consequently there were no impairment losses recognized in 2007.
If we are not able to carry out our business plans, there is the potential that this will be an indicator of an event or change in circumstances that would require us to perform an impairment analysis and ultimately may result in further impairment of the long-lived assets.
Leases
We lease our office and laboratory facilities under operating leases. Lease agreements may contain provisions for rent holidays, rent escalation clauses or scheduled rent increases, and landlord lease concessions such as tenant improvement allowances. The effects of rent holidays and scheduled rent increases in an operating lease are recognized over the term of the lease, including the rent holiday period, so that rent expense is recognized on a straight-line basis. For lease concessions such as tenant improvement allowances, we recorded a deferred rent liability included in Deferred rent and credit on lease concession on the consolidated balance sheets and amortize the deferred liability on a straight-line basis as a reduction to rent expense over the term of the lease. The tenant improvements are capitalized as leasehold improvements and are amortized over the shorter of the economic life of the improvement or the remaining lease term (excluding optional renewal periods). Amortization of leasehold improvements is included in depreciation expense. Our leases do not include contingent rent provisions.
For leased facilities where we have ceased using a portion or all of the space, we accrue a loss if the cost of the leased space is in excess of reasonably attainable rates for potential sublease income. In the years ended December 31, 2009 and 2008, we accrued losses of $1.0 million and $3.3 million, respectively, for leased facility space no longer in use. The current portion of this loss is recorded in Accrued expenses and other current liabilities while the noncurrent portion is recorded in Other long-term liabilities on the consolidated balance sheets. The 2008 expense was partially offset by the reversal of the deferred rent and lease concessions associated with the exited portion of the facilities that had previously been recorded.
Leases — Capital
We lease vehicles for our field sales force to assist them in performing their responsibilities of calling on physicians and pharmacists. These vehicle leases are accounted for as capital leases. During 2009, we recorded a $5.0 million asset and an offsetting liability for the present value of the minimum lease payments at the inception of the leases. The asset is included within Property and equipment, net and is depreciated over the term of the leases. The liability is reduced as the monthly payments are made, with a portion applied to the obligation and the balance recorded as interest expense. During the third and fourth quarters of 2009, we completed reductions of our field sales force, which resulted in the termination of automobile leases with a net book value of $1.7 million. The net book value of the terminated automobile leases was removed from Property and equipment, net and the associated liabilities were removed from other current and long-term liabilities. As of December 31, 2009, the remaining net book value for ongoing leases is $1.6 million, which is included in Property and equipment, net. The associated liabilities of $1.0 million are included in Other current liabilities and $0.6 million are included in Other long-term liabilities.
Income Taxes
We account for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for tax consequences in future years as differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
Warrant Liabilities
Warrants may be classified as assets or liabilities (derivative accounting), temporary equity, or permanent equity, depending on the terms of the specific warrant agreement. Financial instruments such as warrants that are classified as permanent or temporary equity are excluded from the definition of a derivative. Financial instruments, including warrants, that are classified as assets or liabilities are considered derivatives and are marked to market at each reporting date, with the change in fair value recorded in the statement of operations.
Based on a review of the provisions of our warrant agreements, we determined that the warrants we issued in November 2007 to Deerfield should be accounted for as liabilities and marked to market at each reporting date, while our remaining warrants should be classified as permanent equity. The warrants issued to Deerfield in November 2007 were repurchased as part of the EGI Transaction for $8.8 million.

Registration Payment Arrangements
We view a registration rights agreement containing a liquidated damages provision as a separate freestanding contract that has nominal value. Under this approach, the registration rights agreement is accounted for separately from the financial instrument. Registration payment arrangements are measured in accordance contingency accounting, meaning that if we conclude that it is more likely than not that a liability for liquidated damages will occur, we would record the estimated cash value of the liquidated damages liability at that time.
Comprehensive Loss
Comprehensive loss is composed of two components, net loss and other comprehensive income (loss), and is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and is presented in the consolidated statements of stockholders’ equity. Other comprehensive (loss) income consists of unrealized gains and losses on available-for-sale marketable securities and foreign exchange forward contracts.
Earnings Per Share
Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average shares outstanding adjusted for all potentially dilutive common shares. The dilutive impact, if any, of potential common shares outstanding during the period, including outstanding stock options, is measured by the treasury stock method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive.
We incurred net losses for 2009, 2008 and 2007 and, accordingly, did not assume exercise of any of our outstanding stock options, or warrants, because to do so would be antidilutive.
The following are the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	December 31,
(Number of Underlying Common Shares)	2009	2008	2007
Stock options	14,509	15,760	4,774
Warrants	25,561	25,561	13,013

Total	40,070	41,321	17,787

Segment and Geographic Information
We operate in one business segment and are organized along functional lines of responsibility. We do not utilize a product, divisional or regional organizational structure. We are managed and operate as one business. The entire business is managed by a single management team that reports to the chief executive officer.
We sell our products to a limited number of pharmaceutical wholesalers and retailers, and all product sales occur in the United States. Long-lived assets, consisting of property and equipment, are located both in the United States and Ireland as follows:

Long-Lived
Geographic Information	Assets
United States	$3,208
Ireland	1,347

Total	$4,555

Recent Accounting Pronouncements
In December 2007, the FASB issued Accounting Standards Codification (“ASC”) 805, “Business Combinations,” which became effective for financial statements issued for fiscal years beginning on or after December 15, 2008. ASC 805 established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination. ASC 805 also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of ASC 805 had no impact on our results of operations and financial condition and will be implemented prospectively, as circumstances require.
In December 2007, the FASB updated ASC 810, “Consolidation,” for noncontrolling interests in consolidated financial statements. ASC 810 addresses the accounting and reporting framework for minority interests by a parent company. ASC 810 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. We adopted the provisions of ASC 810 effective January 1, 2009, as required. As a result of the adoption, we adjusted the presentations and disclosures relating to noncontrolling interests during prior years when the noncontrolling interest existed.

In March 2008, the FASB updated ASC 815, “Derivatives and Hedging,” to amend previous guidance regarding disclosures about derivative instruments and hedging activities. ASC 815 requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. We adopted ASC 815 effective January 1, 2009, as required.
In October 2008, the FASB updated ASC 820, “Fair Value Measurements and Disclosures,” to provide guidance of determining the fair value of a financial asset when the market for that asset is not active. ASC 820 amended previous guidance on this topic to include guidance on how to determine the fair value of a financial asset in an inactive market. This update of ASC 820 was effective immediately on issuance, including prior periods for which financial statements have not been issued. The implementation of ASC 820 did not have a material impact on our financial position and results of operations. The adoption of the fair value measurements for nonfinancial assets and nonfinancial liabilities was effective for 2009 and did not have a material impact on our financial position or results of operations.
In May 2009, the FASB issued ASC 855, “Subsequent Events,” which is effective for interim or annual financial periods ending after June 15, 2009. ASC 855 established guidance regarding circumstances under which subsequent events must be recognized, the period during which to evaluate events subsequent to the financial statement date, and disclosures associated with those events.
In December 2009, the FASB issued ASU 2009-17, “Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” issued in June 2009. ASU 2009-17 will amend certain provisions of ASC 810 related to the consolidation of variable interest entities (“VIE”). ASU 2009-17 will replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the losses of the VIE or right to receive benefits from the VIE that could potentially be significant to the VIE. ASU 2009-17 will also require ongoing reassessments of whether an enterprise is the primary beneficiary. ASU 2009-17 will be effective for us beginning in 2010. We do not believe its adoption will have a material impact on our consolidated financial statements.
3. Revenue
We record revenue from sales of pharmaceutical products under the KEFLEX brand, and beginning in 2009, also under the MOXATAG brand. Our largest customers are large wholesalers and retailers of pharmaceutical products. Cardinal Health, McKesson, and CVS accounted for 36.9%, 33.2% and 12.7% of our gross revenues from product sales in the year ended December 31, 2009. Cardinal Health, McKesson, and AmerisourceBergen accounted for 50.3%, 33.6% and 10.6% of our gross revenues from product sales in the year ended December 31, 2008, and 49.3%, 33.3% and 10.9% of our gross revenues from product sales in the year ended December 31, 2007.
4. Marketable Securities
We held no marketable securities at December 31, 2009. Marketable securities, including accrued interest, at December 31, 2008 were as follows:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
Corporate debt securities	$11,331	$67	$—	$11,398
Government debt securities	32,650	194	—	32,844

Total marketable securities	$43,981	$261	$—	$44,242

The above marketable debt securities consist of corporate and government agency bonds with contractual maturities less than six months. We classify our investments in marketable securities as “available for sale” and record them at their fair value, with any unrealized gains or losses reported in other comprehensive income. We recognized $63,000 of net realized gains in 2009 and did not realize any gains or losses on our investments during 2008 or 2007. Any gains or losses to be recognized by us upon the sale of a marketable security are specifically identified by investment.
5. Accounts Receivable
Accounts receivable, net, consists of the following:

	December 31,
	2009	2008

Accounts receivable, gross	$3,055	$806
Allowances for discounts, chargebacks and rebates	(786)	(380)

Accounts receivable, net	$2,269	$426

Our largest customers are large wholesalers and retailers of pharmaceutical products. Our three largest customers accounted for 56.2%, 17.5% and 9.5% of our accounts receivable as of December 31, 2009 and 48.7%, 35.6% and 10.0% as of December 31, 2008.

6. Inventories
Inventories, net, consist of the following:

	December 31,
	2009	2008
Finished goods	$3,791	$374
Raw materials	904	—
Reserve for obsolete and slow-moving inventory	(453)	(39)

Inventories, net	$4,242	$335

Inventories are primarily finished goods of our commercial products but, during 2009, we purchased active pharmaceutical ingredient to be utilized by our third-party contract manufacturer in our MOXATAG product. This inventory is recorded as raw materials within our inventory balance.
We periodically review product inventories on hand. Inventory levels are evaluated by management relative to various factors including product demand, remaining shelf life and future marketing plans; reserves for obsolete and slow-moving inventories are recorded for amounts that we believe may not be realizable. We recorded provisions for excess inventory of $414,000, $39,000 and $864,000 in the years ended December 31, 2009, 2008 and 2007, respectively.
On November 7, 2007, we entered into a transaction with Deerfield. As part of the transaction, we sold our entire inventory of KEFLEX products to Deerfield. Under the transaction agreements, which include an inventory consignment agreement, we continued to operate our KEFLEX business, and purchased consigned inventory from Deerfield as necessary to fulfill customer orders. We exercised our repurchase right and re-acquired all the inventories from Deerfield on September 4, 2008, in connection with the EGI Transaction. While the Deerfield Entities owned the KEFLEX assets, we consolidated them, and there was no change in the accounting policies or basis for inventories.
7. Prepaids and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
	2009	2008
Product samples	$3,179	$523
Prepaid insurance	806	825
FDA license fee	462	586
Other prepaid expenses and other current assets	302	192
Deposits for sales training materials	—	296
Forward contract unrealized gains	—	216

Prepaid expenses and other current assets	$4,749	$2,638

Some of the 2008 items were accounted for as Prepaid expenses and other current assets in anticipation of their utilization in the first quarter 2009 for training of new sales representatives in preparation for the launch of MOXATAG.
8. Property and Equipment
Property and equipment consist of the following:

	Estimated Useful Life	December 31,
	(Years)	2009	2008
Computer equipment	3	$754	$697
Furniture and fixtures	3-10	834	834
Equipment	3-10	3,514	3,473
Leasehold improvements	Shorter of economic life or lease term	9,239	9,239
Automobiles	Lease term	2,502	—

Subtotal		16,843	14,243
Less — accumulated depreciation		(12,288)	(10,051)

Property and equipment, net		$4,555	$4,192

After receipt of the FDA’s response to our SPA for KEFLEX PULSYS, we indefinitely delayed substantially all spending on our PULSYS projects pending the successful commercialization of MOXATAG and adequate financial resources. As a result of this delay, we performed a review of our research and development assets to evaluate the need for a possible impairment. We reviewed the carrying value of the assets compared to the fair value of the assets, which we determined utilizing an income approach based on level three inputs (see Note 21 — Fair Value Measurements for more information about the levels of determining fair value). Based upon this review, we determined a number of our research and development assets were deemed to be impaired and we recorded a $233,000 charge in Research and development expenses to account for the impairment in the fourth quarter of 2009.
During 2008, we auctioned numerous pieces of research and development equipment with a net book value of $2.3 million and received proceeds of $1.3 million, resulting in a loss of $1.0 million that is recorded in Research and development expenses on the consolidated statement of operations.
In connection with the disposal of the research and development equipment, combined with engaging a commercial real estate broker to assist with subleasing the vacant laboratory section of our Maryland facility, we performed a review to evaluate the need for a possible impairment of the Maryland facilities. As a result of the review, we determined that we would not be able to recover the costs associated with the leasehold improvements in the laboratory section of the facility upon entering a sublease. As such, the leasehold improvements specifically identified with that portion of the facility were deemed impaired and a $3.1 million charge was recorded in 2008 in Research and development expenses on the consolidated statements of operations.
For leased facilities where we have ceased use of a portion or all of the space, we accrue a loss if the cost of the leased space is in excess of reasonably attainable rates for potential sublease income. During 2009 and 2008, we accrued losses of $1.0 million and $3.3 million, respectively, for excess leased laboratory and office space in Maryland.
Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $3.0 million, $5.2 million and $3.2 million, respectively.
Following is a rollforward of our reserves associated with the vacated portions of our Maryland facility for the years ended December 31, 2009, 2008 and 2007:

December 31, 2006	$—
Charges	592
Amortization	(2)

December 31, 2007	590
Charges	3,320
Amortization	(295)

December 31, 2008	3,615
Charges	966
Amortization	(1,761)

December 31, 2009	$2,820

9. Intangible Assets
Intangible assets at December 31, 2009 and 2008 consist of the following:

	December 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
KEFLEX intangible assets	$11,758	$(1,685)	$10,073
Patents acquired	120	(120)	—

Intangible assets	$11,878	$(1,805)	$10,073

	December 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
KEFLEX intangible assets	$11,758	$(325)	$11,433
Patents acquired	120	(108)	12

Intangible assets	$11,878	$(433)	$11,445

Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Since the reacquisition of the non-PULSYS KEFLEX intangible assets from Deerfield on September 4, 2008, the assets were being amortized over 12 years to coincide with patents associated with the PULSYS technology.
Based on the FDA’s response to our SPA received on July 30, 2009, we have not gained agreement with the FDA regarding our non-inferiority design and planned analysis of the Phase III trial for our KEFLEX PULSYS product candidate as outlined in the SPA. Accordingly, we have indefinitely delayed the Phase III trial pending the successful commercialization of MOXATAG, adequate financial resources and the FDA’s agreement with a revised clinical trial design. Based on the FDA’s response, we have performed an impairment analysis of the intangible asset and have determined that it is not impaired at this time. Based on the indefinite delay of the project, we have reconsidered the life over which the asset is being amortized and, beginning in the fourth quarter of 2009, we have reduced the life to four years to better reflect our estimated economic life without using our PULSYS technology. We will continue to monitor the value and life of the asset in relation to the status of the Phase III trial for KEFLEX PULSYS.
Amortization expense for acquired intangible assets with definite lives was $1.4 million, $1.1 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The 2008 balance includes amortization expense that was recorded in the consolidated financial statements for the KEFLEX intangible assets while they were owned by the Deerfield Entities. The gross carrying amounts for these assets were eliminated from our balance sheet and replaced by the value at which they were repurchased from Deerfield on September 4, 2008. For the next four years, annual amortization expense for acquired intangible assets is expected to be approximately $2.5 million. At that time, all intangible assets will be fully amortized, with no additional amortization expense expected.
In November 2007, we sold our non-PULSYS KEFLEX intangible assets to affiliates of Deerfield. We retained the right to repurchase, at a predetermined price, the intangible assets sold at a future date, as well as to continue to utilize the KEFLEX trademark and other intangible assets in order to continue to operate our non-PULSYS KEFLEX business. As discussed in Note 2 under “Consolidation,” the Deerfield affiliates were consolidated in our financial statements, and there was no change in the accounting policies or basis for intangible assets at that time. We exercised our right to repurchase the non-PULSYS KEFLEX intangible and associated assets in conjunction with the EGI Transaction on September 4, 2008. See Note 23, “Equity Group Investments Transaction.”
10. Revolving Line of Credit
We entered into a Loan and Security Agreement, dated June 29, 2009 (the “Loan Agreement”), pursuant to which we obtained a working capital-based secured revolving line of credit (the “Revolving Line”) from Silicon Valley Bank (“SVB”) with borrowing availability up to $10.0 million.
As of December 31, 2009, we were in compliance with the covenants under the Loan Agreement, had $1.7 million in available borrowings to be borrowed under the Revolving Line, and had no amounts outstanding.
We had no obligations on borrowings as of December 31, 2009. Effective on March 16, 2010, we terminated the Loan Agreement.
11. Accrued Expenses
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2009	2008
Co-pay assistance and coupon redemptions	$3,796	$122
Inventory and samples	2,590	—
Product returns	1,684	1,321
Accrued loss on leased facility — current	1,103	1,286
Capital auto leases — current	965	—
Research and development expenses	—	621
Professional fees	362	607
Commissions and bonuses	776	447
Wages payable	774	—
Product royalties	106	315
Severance	825	337
Sales and marketing expense	—	229
Insurance and benefits	41	222
Other expenses	927	634

Total accrued expenses — current	$13,949	$6,141

Deferred rent and credit on lease concessions — noncurrent	162	174
Capital auto leases — noncurrent	638
Accrued loss on leased facility — noncurrent	1,717	2,329

Total accrued expenses — noncurrent	$2,517	$2,503

Accrued Severance
During the second half of 2009, we strategically realigned our field sales force and eliminated corporate staff positions to more aggressively preserve our financial resources. We terminated 142 field-based and 16 office-based employees. All employees were notified and terminated within the period the associated expense was accrued. In connection with the reductions-in-force, we recorded $2.3 million of severance expense and benefits. Of the total expense, $1.9 million was recorded in Selling, general and administrative expenses, while the remaining $0.4 million was recorded within Research and development expenses. The liability was recorded in current accrued expenses, as all amounts are expected to be paid out within one year. The majority of the payments were made before December 31, 2009.
In 2008, we terminated several employees in connection with the EGI Transaction and change in executive management, including the former chief executive and chief financial officers. In connection with these terminations, we recorded a severance expense within Selling, general and administrative expenses of $2.1 million for severance and benefits. The majority of the severance was paid out during 2008, with the balance being paid out during the first half of 2009.
In 2007, we reduced our workforce to reduce our operating expenses and recorded a charge of $0.5 million for salaries and benefits.
The following table presents the expenses we recorded for severance and benefits in each of the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Selling, general & administrative	$1,925	$2,145	$515
Research & development	359	—	—

Total	$2,284	$2,145	$515

The following table summarizes the activity in our 2009, 2008 and 2007 liabilities for the cash portion of severance costs. All liability balances are included in Accrued expenses and other current liabilities.

	2009		2007
	Workforce		Workforce
	Reduction	2008 Severance	Reduction	Total

Liability as of December 31, 2006	$—	$—	$—	$—

Expense	—	—	533	533
Cash paid	—	—	(343)	(343)

Liability as of December 31, 2007	—	—	190	190

Expense	—	2,144	—	2,144
Cash paid	—	(1,807)	(190)	(1,997)

Liability as of December 31, 2008	—	337	—	337

Expense	2,284	—	—	2,284
Cash paid	(1,450)	(337)	—	(1,787)
Adjustments	(9)			(9)

Liability as of December 31, 2009	$825	$—	$—	$825

12. Warrant Liability
In November 2007, we issued warrants for the purchase of 3.0 million shares of our common stock to Deerfield in connection with the sale of certain non-PULSYS KEFLEX tangible and intangible assets. The warrants were exercisable immediately upon issuance for a period of six years. The warrant agreement contained provisions for cash settlement under certain conditions, including a major asset sale or acquisition in certain circumstances, which was available to the warrant holders at their option. As a result, the warrants were classified as a liability at their contractual fair value in the consolidated balance sheet. Upon issuance of the warrants in November 2007, we recorded the warrant liability at its initial fair value of $2.6 million based on the Black-Scholes option-pricing model.

Equity derivatives not qualifying for permanent equity accounting are recorded at fair value and re-measured at each reporting date until the warrants are exercised or expire. Changes in the fair value of the warrants issued in November 2007 were reported in the consolidated statement of operations as non-operating income or expense.
As discussed in Note 23, “Equity Group Investments Transaction,” we settled the warrant liability for $8.8 million in 2008 in connection with the closing of the EGI Transaction discussed therein. At December 31, 2007, the aggregate fair value of these warrants decreased to $2.1 million, using the Black-Scholes option pricing model, from their initial fair value of $2.6 million at the issuance date of November 7, 2007, resulting in a noncash gain of $0.5 million and a corresponding reduction in the recorded value of the warrant liability as of December 31, 2007. The gain was attributable to a decrease in our stock price and a reduction in the remaining term of the warrants.
13. Deferred Contract Revenue
Collaboration with Par Pharmaceutical for Amoxicillin PULSYS.
In May 2004, we entered into an agreement with Par to collaborate on the further development and commercialization of PULSYS-based amoxicillin products. Under the terms of the agreement, we conducted the development program, including the manufacture of clinical supplies and the conduct of clinical trials, and were responsible for obtaining regulatory approval for the product. We were to own the product trademark and were to manufacture or arrange for supplies of the products for commercial sales. Par was to be the sole distributor of the products. Both parties were to share commercialization expenses, including pre-marketing costs and promotion costs, on an equal basis. Operating profits from sales of the products were also to be shared on an equal basis. Under the agreement, we received an upfront fee of $5.0 million and a commitment from Par to fund all further development expenses. Development expenses incurred by us were to be partially funded by quarterly payments aggregating $28 million over the period of July 2004 through October 2005, of which up to $14 million would have been contingently refundable.
Revenue related to the receipt of the quarterly payments from Par was recognized based on actual costs incurred as the work was performed, limited to the minimum amounts expected to be received under the agreement and excluding amounts contingent on future events or that were contingently refundable, with the balance of cash received in excess of revenue recognized recorded as deferred revenue. The excess of the development costs we incurred over the quarterly payments made by Par was to be funded subsequent to commercialization, by the distribution to us of Par’s share of operating profits until the excess amount had been reimbursed. We did not record any amounts as revenue on a current basis that were dependent on achievement of future operating profits.
On August 3, 2005, we were notified by Par that they had decided to terminate the companies’ amoxicillin PULSYS collaboration agreement. After termination of the agreement, we received from Par the $4.8 million development funding quarterly payment due in July 2005 and expect no further payments under the collaboration. Under certain circumstances, the termination clauses of the agreement may entitle Par to receive a share of net profits, as categorized in the agreement, up to one-half of their cumulative $23.3 million funding of the development costs of certain amoxicillin PULSYS products, should the products covered by the agreement be successfully commercialized. Accordingly, in 2005, we retained deferred revenue of $11.6 million related to the agreement, and accelerated the recognition into current revenue of the remaining balance of $2.4 million of deferred reimbursement revenue.
14. Preferred Stock — Undesignated
On October 22, 2003, our certificate of incorporation was amended to authorize the issuance of up to 25.0 million shares of undesignated preferred stock. Our Board of Directors, without any further action by our stockholders, is authorized to issue shares of undesignated preferred stock in one or more classes or series. The Board may fix the rights, preferences and privileges of the preferred stock. The preferred stock could have voting or conversion rights that could adversely affect the voting power or other rights of common stockholders. As of December 31, 2009 and 2008, no shares of preferred stock have been issued.
15. Common Stock and Warrants
Our certificate of incorporation has authorized 225.0 million shares of common stock.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.
Private Placements of Common Stock
In September 2008, we completed a private placement of 30.3 million shares of our common stock, par value $0.01 per share, and a warrant (the “EGI Warrant”) to purchase an aggregate of 12.1 million shares (the “Warrant Shares”) of our common stock for an aggregate purchase price of $100 million, with net proceeds of $96 million after expenses. The EGI Warrant has a term of five years and an exercise price of $3.90 per Warrant Share, subject to certain adjustments. Based on a review of the provisions of our warrant agreements, we have determined that the EGI Warrant should be classified as permanent equity. See Note 23 — “Equity Group Investments Transaction” for further detail about the private placement.

In January 2008, we closed a private placement of 8.8 million shares of our common stock and warrants to purchase 3.5 million shares of common stock, at a price of $2.40 per unit. Each unit consists of one share of our common stock and a warrant to purchase 0.40 shares of common stock. The transaction raised approximately $21.0 million in gross proceeds and $19.9 million in proceeds, net of expenses. The warrants have a five-year term beginning July 28, 2008 and an exercise price of $3.00 per share. Based on a review of the provisions of our warrant agreements, we have determined that the warrants we issued in January 2008 should be classified as permanent equity.
In April 2007, we closed a private placement of 10.2 million shares of our common stock and warrants to purchase 7.6 million shares of common stock, at a price of $2.36375 per unit. Each unit consists of one share of our common stock and a warrant to purchase 0.75 shares of common stock. The warrants have a five-year term and an exercise price of $2.27 per share. The transaction raised approximately $24.0 million in gross proceeds. We received net proceeds after deducting commissions and expenses of approximately $22.4 million.
We view the registration rights agreement containing the liquidated damages provision as a separate freestanding contract which has nominal value. Under this approach, the registration rights agreement is accounted for separately from the financial instrument. Accordingly, the classification of the warrants has been determined to be and accounted for as permanent equity. Registration payment arrangements are measured based on the probability that liquidated damages will occur. Should we conclude that it is more likely than not that a liability for liquidated damages will occur, we will record the estimated cash value of the liquidated damages liability at that time.
Our registration rights agreements generally require that we undertake to file a registration statement within a specified number of days, to have the SEC declare the registration statement effective within a specified number of days, and that we maintain the effectiveness of the registration statement for a period of time; for example, until the date as of which all investors as selling stockholders may sell the registered securities without restriction pursuant to Rule 144 (or any successor rule thereto) or the actual date that the securities have been sold. These agreements also specify liquidated damages for each day we fail to comply with these obligations. For each of the private placements we have completed, we have met the required deadlines for filing and for achieving effectiveness, and we have never had a period in which any of our registration statements was not continuously effective.
If we were to fail to remain effective under our registration statements, we have calculated the maximum possible liquidated damages that we might incur. In order to estimate that amount, the following assumptions have been made: (a) in addition to the original investment, all warrants are exercised for cash at the latest possible date before expiration; (b) no shares are sold during the entire period; and (c) the registration statements are not effective for the entire term of the agreement, including one year after the last potential warrant exercise (a total of six years for the private placements and seven years for the Deerfield Transaction). The April 2007 and January 2008 private placements have caps on maximum liquidated damages, and the caps have been used as the maximum potential liquidated damages for those two private placements. Our maximum potential liquidated damages under our private placements is approximately $55.4 million as of March 10, 2010. The Deerfield warrants issued in November 2007 were settled in conjunction with the EGI Transaction in September 2008; as a result, there are no potential liquidated damages associated with such warrants.
Warrants
We have granted warrants to purchase shares of common stock in connection with certain of our financing transactions, as well as the transaction with Deerfield. At December 31, 2009, the following warrants to purchase common stock were outstanding and exercisable:

	Exercise	Expiration	Number of
Date Issued	Price	Date	Shares
April 29, 2005	$4.78	April 29, 2010	2,396
April 12, 2007	$2.27	April 12, 2012	7,544
January 28, 2008	$3.00	July 28, 2013	3,500
September 4, 2008	$3.90	September 4, 2013	12,121

			25,561

Shares Reserved for Future Issuance
At December 31, 2009, common stock reserved for future issuance is as follows:

Number of Shares
Outstanding common stock options	14,509
Common stock available for future grant under our stock option plans	7,287
Common stock available for future grant under our Employee Stock Purchase Plan	100
Warrants	25,561

47,457

16. Stock Option Plans
We currently grant stock options under the Stock Incentive Plan (the “Plan”). An amendment to the Plan to increase the number of shares of common stock available for grant thereunder by 7.0 million shares (the “Plan Amendment”), was approved by the stockholders as of September 4, 2008, in conjunction with the EGI Transaction, and an additional 3.5 million shares were approved by stockholders in June 2009. In September 2008, our Board of Directors approved our New Hire Incentive Plan (the “New Hire Incentive Plan”), which provides for the issuance of up to 4.5 million non-qualified stock options to new hires as a material inducement for them to accept employment with us. As of January 1, 2010, our Board of Directors no longer issues shares under the New Hire Incentive Plan. The number of shares authorized for issuance under these plans is 24.3 million.
Options granted under the Plan may be incentive stock options or non-qualified stock options, while options granted under the New Hire Incentive Plan may only be non-qualified stock options. Stock purchase rights may also be granted under the Plan. Incentive stock options may only be granted to employees. The compensation committee of the Board of Directors determines the period over which options become exercisable. Options granted to employees and consultants normally vest over a four-year period. Options granted to directors, upon their initial appointment or election, vest monthly over periods of 36 or 48 months. Annual director and advisor grants vest monthly over 12 months. Director and advisor grants are exercisable on the date of grant but are restricted, subject to repurchase until vested. The exercise price of incentive stock options and non-qualified stock options shall be no less than 100% of the fair market value per share of our common stock on the grant date. The term of all options outstanding is 10 years. As of December 31, 2009 and 2008, there were 7.3 million and 2.6 million shares of common stock available for future option grants, respectively.

The following table summarizes the activity of the Plans for the year ended December 31, 2009:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Yrs)	Value

Outstanding, December 31, 2008	15,760	2.57
Granted	1,950	1.27
Exercised	(79)	0.82
Cancelled	(3,122)	1.92

Outstanding, December 31, 2009	14,509	$2.55	8.0	$1

Exercisable, December 31, 2009	6,814	$3.40	7.1	$1

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $45,000, $1.4 million and $306,000, respectively. Cash received by us in the years ended December 31, 2009, 2008 and 2007 upon the issuance of shares from option exercises was $64,000, $772,000 and $167,000, respectively. Our policy is to issue new shares of common stock to satisfy stock option exercises.
A summary of our nonvested options for the year ended December 31, 2009 is presented below:

	Number of	Weighted
	Nonvested Stock	Average Grant Date
	Options	Fair Value
Outstanding, December 31, 2008	12,061	$1.26
Granted	1,950	0.82
Vested	(3,515)	1.32
Forfeited	(2,653)	1.06

Outstanding, December 31, 2009	7,843	$1.19

The fair value of options vested during the years ended December 31, 2009 and 2008 was $4.6 million and $1.9 million, respectively.
The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

		Weighted-	Weighted-		Weighted-
Range of	Number	Average Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

December 31, 2009
$0.35 to $1.15	1,619	8.7	$0.95	531	$1.02
$1.28 to $1.36	1,569	8.8	1.32	438	1.32
$1.38 to $1.53	959	7.5	1.47	401	1.48
$1.64 to $2.03	946	8.6	1.74	357	1.75
$2.06	6,188	8.7	2.06	1,944	2.06
$2.47 to $4.05	1,661	7.0	3.07	1,288	3.10
$4.15 to $10.00	1,567	4.7	7.94	1,555	7.96

	14,509	8.0	$2.55	6,814	$3.40

17. Stock-Based Compensation
We have recorded stock-based compensation expense for the grant of stock options to employees and to nonemployees as follows:

	December 31,
Stock-Based Compensation Expense:	2009	2008	2007

Employees:
Fair-value method	$3,637	$2,076	$1,915
Nonemployees:
Fair-value method	23	127	17

Total	$3,660	$2,203	$1,932

	December 31,
Included in Statement of Operations Captions as Follows:	2009	2008	2007

Research and development expense	$209	$555	$718
Selling, general and administrative expense	3,451	1,648	1,214

Total	$3,660	$2,203	$1,932

Employees. We measure employee share-based compensation using a fair value method, with the resulting compensation cost being recognized in the financial statements. We estimate forfeitures in calculating the expense related to share-based compensation rather than recognizing forfeitures as a reduction in expense as they occur.
We record compensation expense on a straight-line basis over the requisite service period, which is equal to the vesting period. All share-based compensation costs are charged to expense and not capitalized.
As of December 31, 2009, the total unrecognized compensation cost related to nonvested stock awards was $7.7 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.6 years.
The weighted average fair value of options granted to employees during 2009, 2008 and 2007 was $0.82, $1.28 and $1.79 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model, with the following weighted-average assumptions for grants in 2009, 2008 and 2007:

	2009	2008	2007
Expected term (in years)	4.00	6.19	6.25
Risk-free interest rate	2.12%	2.75%	4.79%
Volatility	90.0%	75.4%	75.0%
Dividend yield	0%	0%	0%
We utilize many factors, including historical experience, vesting period of awards, expected volatility and employee demographics in determining the fair value of options granted and continually review our assumptions for reasonableness. In December 2008, we lowered our estimated expected term to 4.0 years, equal to the length of the vesting periods for most option grants. Previously, we elected to determine the expected term of share-based awards using the transition approach under which an expected term of 6.25 years may be used for four-year grants with a ten-year contractual term. A shorter expected term results in lower compensation expense. The shorter expected term continues to remain appropriate.
To estimate expected future volatility, we use our historical volatility over a period equal to our estimated expected term of options adjusted for certain unusual, one day fluctuations. We have no implied volatility data, as we have no publicly traded options or other financial instruments from which implied volatility can be derived. As of December 2008, we changed our volatility from 75% to 90%. Historically, we have based our estimate of expected future volatility upon a combination of our historical volatility together with the average of volatility rates of comparable public companies. Using a higher volatility input to the Black-Scholes model results in a higher compensation expense. The higher volatility remained appropriate during 2009.
The risk-free rate is based on U.S. Treasury yields in effect at the time of grant corresponding with the expected term of the options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.
In May 2007, we amended our Form of Incentive Stock Option Agreement and our Form of Non-Qualified Stock Option Agreement to provide that all outstanding unvested stock options will automatically become fully vested upon a Change in Control (as that term is defined in the Plan). This modification resulted in no additional compensation charge, as the modification to vesting did not change the assumptions underlying the fair value of the options granted.

Nonemployees. We have recorded stock-based compensation expense for options granted to nonemployees, including consultants, Scientific Advisory Board (“SAB”) members and contract sales representatives based on the fair value of the equity instruments issued. Stock-based compensation for options granted to nonemployees is periodically remeasured as the underlying options vest. We recognize an expense for such options throughout the performance period as the services are provided by the nonemployees, based on the fair value of the options at each reporting period. The options are valued using the Black-Scholes option pricing model. For graded-vesting options, a final measurement date occurs as each tranche vests. As of December 31, 2009, the balance of unamortized stock-based compensation for options granted to non-employees was approximately $216,000. This amount will be adjusted based on changes in the fair value of the options at the end of each reporting period. As of December 31, 2009, 142,084 options are outstanding and exercisable for nonemployees.
18. Income Taxes
Income tax expense or benefit for the year is allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income, and items charged or credited directly to shareholders equity. Pursuant to this intraperiod allocation requirement, $174,000 of tax expense has been allocated to loss from continuing operations. This entry has been reversed in 2009, as all items comprising Other comprehensive income have been realized. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carryforwards cannot be sufficiently assured at December 31, 2009 and 2008.
The components of the benefit from income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total current income tax benefit	—	—	—

Deferred:
Federal	142	(142)	—
State	32	(32)	—
Foreign	—	—	—

Total deferred income tax expense (benefit)	174	(174)	—

Total income tax expense (benefit)	$174	$(174)	$—

Deferred tax assets (liabilities) consist of the following:

	December 31,
	2009	2008
Net operating loss carryforwards	$91,478	$72,169
Deferred revenue	4,503	4,503
Depreciation and amortization	2,763	2,475
Stock-based compensation	701	692
Accrued research and development, accrued returns and other items	4,931	4,229
Patent costs	874	766
Research and experimentation tax credit	4,397	4,385
Amortization of capitalized R&D	4,013	2,039
Identified intangibles	(1,881)	(2,250)
Other comprehensive income	—	(174)

Net deferred tax assets	111,779	88,835
Valuation allowance	(111,779)	(88,835)

Net deferred tax assets	$—	$—

The effective tax rate differs from the U.S. federal statutory tax rate of 34% due to the following:

	Year Ended December 31,
	2009	2008	2007
U.S. federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(4.5)%	(4.6)%	(0.9)%
Permanent items, primarily stock-based compensation	2.1%	0.7%	1.4%
Research and experimentation tax credit	—	(0.7)%	(1.4)%
Income taxes at other rates	—	0.4%	—
Change in valuation allowance	36.7%	37.8%	34.9%

Effective tax rate	0.3%	(0.4)%	(0.0)%

At December 31, 2009 and 2008, we had federal and state net operating loss carryforwards of approximately $236.2 million and $186.3 million, respectively, available to reduce future taxable income, which will begin to expire in 2020. At December 31, 2009, we had federal research and experimentation tax credit carryforwards of approximately $4.0 million, which begin to expire in 2021, and state tax credit carryforwards of $0.4 million, which begin to expire in 2018.
Under the provisions of Sections 382 and 383 of the Internal Revenue Code, certain substantial changes in our ownership may result in a limitation on the amount of net operating loss and research and experimentation tax credit carryforwards that can be utilized in future years. During various years we may have experienced such ownership changes.
We are primarily subject to U.S., Texas and Maryland state corporate income tax. All tax years from our inception in 2000 remain open to examination by U.S. federal and state authorities.
Our policy is to recognize interest related to income tax matters, if any, in interest expense and penalties related to income tax matters, if any, in operating expenses. As of December 31, 2009 and 2008, we had no accruals for interest or penalties related to uncertain tax positions or other income tax matters.
We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
19. 401(k) Savings Plan and Employee Stock Purchase Plan
We have established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Our Board of Directors has discretion to match contributions made by our employees. To date, we have not made any matching contributions.
We have adopted an employee stock purchase plan which provides for the issuance of up to 100,000 shares of common stock. This plan, which is intended to qualify under Section 423 of the Internal Revenue Code, provides our employees with an opportunity to purchase shares of our common stock through payroll deductions. Options to purchase the common stock may be granted to each eligible employee periodically. The purchase price of each share of common stock will not be less than the lesser of 85% of the fair market value of the common stock at the beginning or end of the option period. Participation is limited so that the right to purchase stock under the purchase plan does not accrue at a rate which exceeds $25,000 of the fair market value of our common stock in any calendar year. To date, the plan has not been activated, and no shares have been issued under this plan.

20. Commitments and Contingencies
Leases
In September 2008, we entered into a five-year lease for corporate office space in Westlake, Texas, which is renewable for one period of five consecutive years at the end of the original term. We took possession of the leased space in November 2008. In conjunction with the execution of the lease agreement, we provided the landlord with a deposit of $0.4 million as of December 31, 2009 and 2008. The lease includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments will be charged to expense on the straight-line method over the term of the lease (excluding renewal periods).
In August 2002, we entered into a 10-year lease for our corporate, research and development facility in Germantown, Maryland, which is renewable for two periods of five consecutive years each at the end of the term. We took possession of the lease space during 2003. In conjunction with the execution of the lease agreement, we provided the landlord with a letter of credit, which we collateralized with a restricted cash deposit in the amount of $0.6 million at December 31, 2009 and 2008 (see Note 2 — Summary of Significant Accounting Policies ). The lease includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments will be charged to expense on the straight-line method over the term of the lease (excluding renewal periods). We received $0.9 million in cash from the landlord in connection with the build-out of the facility. These amounts were recorded as deferred rent and are being amortized on a straight-line basis as a reduction to rent expense over the term of the lease.
In August 2004, we leased additional space adjacent to our Germantown, Maryland facility. This lease, which includes a rent holiday and scheduled rent increases annually over its term, is being charged to expense on a straight-line basis over the entire term of the lease, which expires May 31, 2013. In conjunction with the execution of the lease agreement, we provided the landlord with a letter of credit, which we collateralized with a restricted cash deposit in the amount of $0.3 million at December 31, 2009 and 2008 (see Note 2 — Summary of Significant Accounting Policies ).
We vacated portions of the original Maryland lease during the fourth quarter of 2008. For leased facilities where we have ceased use for a portion or all of the space, we accrue a loss if the cost of the leased space is in excess of reasonably attainable sublease income.
During April 2009, we entered into a lease amendment for a portion of the adjacent space we had leased in Germantown in 2004. In this amendment, we have been removed from the lease for that portion of the building, but our rent for the remaining portion was adjusted to compensate the landlord for the reduced rents to be received on the newly leased spaced. Additionally, we also have a note payable with the landlord to cover the cost of tenant improvements that the landlord advanced for the new tenant on our behalf. In connection with the lease amendment, we reviewed and adjusted the liability for our previously exited leased space to include the change in rental payments and the note payable. These changes resulted in an additional charge of $1.0 million recorded in Research and development expenses during 2009.
In 2008, we accrued a loss for the cost of the leased space in excess of reasonably attainable sublease income in the amount of $1.8 million, which was partially offset by the reversal of the straight-line rent accrual for the unused portion of the facility in the amount of $0.5 million. Additionally, portions of the adjacent facility had been abandoned during the third quarter of 2007, and we accrued a loss for the cost of the leased space in excess of potential sublease income at that time. Effective April 2008, another company leased approximately 40 percent of the facility directly from the landlord, with the landlord amending our lease to reflect a rent reduction for the amount of rent the landlord will receive each month from the other company. We remain contingently liable for that other company’s rental payments under a financial guarantee to the landlord. The contingent rentals due under the financial guarantee have been included in the table of future minimum lease payments below. During 2008, we reassessed the original loss recorded during 2007 based upon updated potential sublease amounts and recorded an additional loss of $1.3 million, which is net of deferred rent amounts of $0.2 million.
Rent expense under all leases was $1.7 million, $4.1 million and $2.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. As discussed above, the 2009 and 2008 rent expense includes the accelerated expense associated with unused leased space.

Future minimum lease payments under noncancelable operating leases at December 31, 2009 are as follows:

Operating
Year Ending December 31,	Leases
2010	$2,355
2011	2,120
2012	1,935
2013	971
2014	—
Thereafter	—

Total	$7,381

Capital Leases — Automobiles
In connection with hiring a field sales force during the first quarter of 2009, we entered into leases under a master lease agreement to provide vehicles for the sales force. These leases range in length from 30 to 40 months and include up to 75,000 miles. Based on the details of the leases, we are accounting for these leases as capital leases. As a result, we have recorded the present value of the minimum lease payments as an asset within property and equipment, with an offsetting liability split between other current and long-term liabilities. We are amortizing the value of the vehicle leases over the term of each lease and allocate the lease payments between a reduction of the outstanding obligation and interest expense.
We had recorded a total gross asset value of $5.0 million associated with all automobile leases. During 2009, we completed reductions of our field sales force, which resulted in the termination of automobile leases with a net book value of $1.7 million. The net book value associated with all terminated automobile leases, along with the remaining current and noncurrent liability balances, were removed from Property and equipment, net and other current and long-term liabilities on our consolidated balance sheet. As of December 31, 2009, $1.6 million of net book value of the automobiles remains in Property and equipment, net associated with the ongoing capital leases, and the associated liabilities of are $1.0 million are included in Other current liabilities and $0.6 million are included in Other long-term liabilities. For the year ended December 31, 2009, we paid $121,000 for imputed interest on capital leases.
Royalties
We originally acquired the U.S. rights to the KEFLEX brand of cephalexin from Eli Lilly and Company in June 2004. In the event we are able to develop and commercialize a PULSYS-based KEFLEX product, another cephalexin product relying on the acquired NDAs, or other pharmaceutical products using the acquired trademarks, Eli Lilly will be entitled to royalties on these new products. In 2006, we launched our KEFLEX 750 mg product, which is covered by the agreement with Eli Lilly and is subject to a royalty on net sales of 10 percent. Royalties are payable on a new product by new product basis for five years following the first commercial sale for each new product, up to a maximum aggregate royalty per calendar year. All royalty obligations with respect to any defined new product cease after the fifteenth anniversary of the first commercial sale of the first defined new product.
On November 7, 2007, we closed an agreement with Deerfield. We sold certain assets, and assigned certain intellectual property rights, relating only to our existing cephalexin business, excluding cephalexin PULSYS, to Deerfield for $7.5 million (less a $0.5 million payment to Deerfield). Pursuant to an inventory consignment agreement and license of those intellectual property rights back to us, we continued to operate our existing cephalexin business, subject to consignment and royalty payments to Deerfield of 20% of net sales. Regardless of the level of net sales, the minimum combined consignment and royalty payment was $0.4 million for each calendar quarter. Consignment and royalty payments due to affiliates of Deerfield from us were eliminated in the consolidated balance sheet and consolidated statement of operations. In conjunction with the EGI Transaction, we exercised our right to repurchase the KEFLEX intangible and associated assets from Deerfield. As part of the Deerfield Agreement, we repurchased the royalty stream from Deerfield.
Legal Proceedings
We are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.
21. Fair Value Measurements
We have held certain assets that are required to be measured at fair value on a recurring basis. These assets consisted of high quality short-term commercial paper and government agency bonds, for which fair value is measured based on inputs that are derived principally from or corroborated by observable market data. We currently do not have non-financial assets that are required to be measured at fair value on a recurring basis.

GAAP has established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
As of December 31, 2009, we did not hold any assets that were required to be measured at fair value on a recurring basis. As of December 31, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. These assets consisted of high quality short-term commercial paper and government agency bonds, for which fair value is measured based on inputs that are derived principally from or corroborated by observable market data.

	Fair Value Measurement at December 31, 2008
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Marketable securities	$—	$44,242	$—

Total	$—	$44,242	$—

As of December 31, 2009 and 2008, we did not hold any liabilities that were required to be measured at fair value on a recurring basis.
22. Noncontrolling Interest — Deerfield Transaction
On November 7, 2007, we entered into a series of agreements with Deerfield, which provided for a potential capital raise of up to $10 million in cash in two potential closings through the sale or assignment of certain of our non-PULSYS KEFLEX assets to two Deerfield affiliates, Kef and Lex.
A portion of the proceeds received from the EGI Transaction (see Note 23 — Equity Group Investments Transaction) was used to repurchase those certain non-PULSYS KEFLEX assets sold and assigned to Kef and Lex, by purchasing all of the outstanding capital stock of both Kef and Lex.
23. Equity Group Investments Transaction
On July 1, 2008, we entered into a securities purchase agreement with EGI, under which we agreed to sell, and EGI agreed to purchase, 30.3 million shares of our common stock, par value $0.01 per share, and the EGI Warrant to purchase an aggregate of 12.1 million Warrant Shares of our common stock for an aggregate purchase price of $100 million, with net proceeds of $96 million after expenses. The EGI Warrant has a term of five years and an exercise price of $3.90 per Warrant Share, subject to certain adjustments. Based on a review of the provisions of our warrant agreements, we have determined that the EGI Warrant should be classified as permanent equity.
The EGI Transaction received shareholder approval and closed on September 4, 2008.
In connection with the EGI Transaction, we also entered into the Deerfield Agreement, under which we agreed to repurchase, for approximately $11 million, our non-PULSYS KEFLEX assets previously sold to certain of the Deerfield Entities in November 2007, and to terminate our ongoing royalty obligations to certain Deerfield Entities. Additionally, each of the applicable Deerfield Entities agreed to irrevocably exercise its option to require us to redeem warrants to purchase 3.0 million of our common stock (the “Deerfield Warrants”), upon the occurrence of the closing of the EGI Transaction, for an aggregate redemption price of approximately $8.8 million. The Deerfield Agreement closed in conjunction with the closing of the EGI Transaction, and a portion of the proceeds received from EGI were used to repurchase the non-PULSYS KEFLEX assets and associated assets and to redeem the Deerfield Warrants.
Pursuant to a registration rights agreement with EGI, we registered the resale of 42.4 million shares of common stock, representing 30.3 million shares of common stock and the 12.1 million shares of common stock issuable upon exercise of the EGI Warrant. The registration rights agreement provides certain filing and effectiveness clauses for the initial registration statement, if we do not subsequently maintain the effectiveness of the initial registration statement or any additional registration statements, then in addition to any other rights EGI may have, we will be required to pay EGI liquidated damages, in cash, equal to 1.0 percent per month of the aggregate purchase price paid by EGI. Maximum aggregate liquidated damages payable to EGI are 20 percent of the aggregate amount paid by EGI. The registration statement on Form S-3 was filed on October 17, 2008 with the SEC and was declared effective as of November 24, 2008, which was within the effectiveness clauses of the agreement.

24. Related Party Transactions
Deerfield Transaction
On November 7, 2007, we entered into a series of agreements with Deerfield, a healthcare investment fund and one of our largest equity shareholders at that time. The agreements were terminated as of September 4, 2008. See Note 22 — Noncontrolling Interest — Deerfield Transaction and Note 23 — Equity Group Investments Transaction for further detail.
Consulting Arrangements
On October 17, 2008, our Board of Directors appointed Lord James Blyth to the Board of Directors and elected him as its vice chairman. In connection with his new appointment, we entered into a consulting agreement with Lord Blyth, pursuant to which Lord Blyth will provide strategic guidance in late-stage development and commercialization of our research and development efforts. The consulting agreement has a term of 36 months beginning on October 17, 2008. As compensation for his services under the consulting agreement, Lord Blyth received an option under the Plan to purchase 470,000 shares of our common stock with an exercise price of $1.34 per share, equal to the closing price of our common stock on the NASDAQ Global Market on October 16, 2008. The option has a term of three years and fully vests one month prior to the expiration of the consulting agreement. The Board may accelerate the vesting, or terminate the consulting agreement prior to the vesting of the option, at any time in the Board’s sole discretion based on a review of Lord Blyth’s contribution to us. Lord Blyth will not be eligible to participate in any benefit programs that we maintain for our employees. We will not reimburse Lord Blyth for any expenses except for reasonable travel expenses incurred in connection with his performance of consulting services, unless otherwise agreed by us. On November 24, 2009, the Board granted Lord Blyth an additional 500,000 shares with an exercise price of $0.70 per share, equal to the closing price of our common stock on the NASDAQ Global Market on November 23, 2009. The option term was set to coincide with his prior grant so all of Lord Blyth’s options will fully vest one month prior to the expiration on the consulting agreement.
Consulting Agreements with Edward M. Rudnic. On June 27, 2008, we entered into a Consulting Agreement with Dr. Edward M. Rudnic, the former chief executive officer, which became effective on September 5, 2008, for a term of 24 months, and is subject to renewal for additional 12-month periods by mutual agreement of the parties. Under the Consulting Agreement, Dr. Rudnic has agreed to be available on a mutually agreeable schedule to provide such consulting services with respect to the business of us as we reasonably request. The fees for the services of Dr. Rudnic under the Consulting Agreement shall be $3,000 per day or $1,500 per half-day, plus reasonable travel expenses. We also granted to Dr. Rudnic, on September 4, 2008, a stock option pursuant to the terms of the Plan to purchase 100,000 shares of common stock. The Option shall vest, in its entirety, upon expiration of the original term of the Consulting Agreement or, if earlier, upon a material breach of the Consulting Agreement by us. With respect to other stock options held by Dr. Rudnic as of September 4, 2008, Dr. Rudnic’s obligations to provide consulting services under the Consulting Agreement shall constitute continued “Service” with us (as described in the Plan and any applicable stock option agreement) so that (i) such prior options shall continue to vest during the term of the Consulting Agreement (including any additional terms following the original term), and (ii) the exercisability of such prior options shall be determined as if such service continued until the expiration of the term of the Consulting Agreement (including any additional terms following the original term).
The Consulting Agreement may be terminated (i) by a party to the Consulting Agreement upon a material breach by the other party; (ii) upon mutual written agreement of the parties; or (iii) automatically upon expiration of the original term or any renewed terms of the Consulting Agreement without additional renewal by the parties. As of December 31, 2009, $11,000 has been paid under this Consulting Agreement.
Consulting Agreements with Robert C. Low. On June 30, 2008, we entered into a Consulting Agreement with Mr. Robert C. Low, the former chief financial officer, which became effective on September 5, 2008 for a term of 24 months, subject to renewal for additional 12-month periods by mutual agreement of the parties. Under the Consulting Agreement, Mr. Low has agreed to be available to provide such consulting services with respect to our business as we reasonably request. The fees for the services of Mr. Low under the Consulting Agreement shall be $1,500 per day or $750 per half-day, plus reasonable travel expenses. With respect to prior stock options held by Mr. Low as of September 4, 2008, we have agreed that Mr. Low’s obligations to provide consulting services under the Consulting Agreement shall constitute continued “Service” with us (as described in the Plan and any applicable stock option agreement) so that (i) such prior options shall continue to vest during the term of the Consulting Agreement (including any additional terms following the original term), and (ii) the exercisability of such prior options shall be determined as if such service continued until the expiration of the term of the Consulting Agreement (including any additional terms following the original term).
The Consulting Agreement may be terminated by a party to the Consulting Agreement upon a material breach by the other party. As of December 31, 2009, no amounts have been paid under this Consulting Agreement.

25. Subsequent Events
On March 9, 2010, we engaged Broadpoint Gleacher Securities Group, Inc. as our financial advisor to assist the board of directors in identifying and evaluating strategic alternatives, including a possible merger or sale of the Company. The board of directors has not set a definitive timetable for the completion of its evaluation, and there can be no assurance that the process will result in a transaction. We do not intend to disclose developments regarding this process unless and until the board of directors has approved a specific transaction.
Effective March 15, 2010, we eliminated our field sales force and significantly reduced our corporate staff to preserve our cash resources as we explore our strategic options. As part of the reduction in force, John Thievon, our president and chief executive officer, announced his resignation as an officer and director to further reduce operating expenses. David Becker, our chief financial officer, has assumed the role of acting president and chief executive officer. In connection with this action, we will record an expense of approximately $3.9 million during the first quarter 2010. The restructuring charge will include non-recurring employee termination charges for severance payments and benefits and non-recurring exit costs primarily related to vehicle lease termination expenses and the write-off of the remaining net book value of laptop computers and associated software licenses.
Effective March 16, 2010, we terminated our Loan Agreement with Silicon Valley Bank.
In February 2010, we partnered with DoctorDirectory.com, Inc., or DoctorDirectory, to promote MOXATAG through DoctorDirectory’s virtual marketing solution, IncreaseRx®. IncreaseRx® utilizes web-based educational and promotional tactics to reach thousands of healthcare professionals with targeted sales and marketing messages. IncreaseRx® performs as a virtual contract sales organization, providing healthcare professionals with access to electronic sampling and online educational tools and information. We now rely entirely on IncreaseRx® to market MOXATAG. We also plan to market KEFLEX in the United States through a third party marketer.
In January 2010, we vacated the remaining portions of our leased space in Maryland. As a result, we will record approximately $2 million in expenses during the first quarter relating to the future rental expense and abandoned assets in the facility.
26. Quarterly Financial Data (Unaudited)
The following table presents our unaudited quarterly financial data. Our quarterly results of operations for these periods are not necessarily indicative of future results of operations.

					Net Loss
				Net Loss	Per Share
		Loss		Attributable to	Attributable to
		from		Common	Common
	Net Revenue	Operations	Net Loss	Stockholders	Stockholders
Year ended
December 31, 2009:
First quarter	$8,969	$(10,119)	$(10,005)	$(10,005)	$(0.12)
Second quarter	2,148	(19,678)	(19,586)	(19,586)	(0.23)
Third quarter	1,115	(17,013)	(16,964)	(16,964)	(0.20)
Fourth quarter	2,612	(15,743)	(15,771)	(15,771)	(0.18)

Year ended
December 31, 2008:
First quarter	$2,394	$(6,728)	$(14,043)	$(13,800)	$(0.26)
Second quarter	2,522	(5,414)	(3,644)	(3,707)	(0.07)
Third quarter	2,267	(11,985)	(12,767)	(12,462)	(0.19)
Fourth quarter	1,666	(12,122)	(11,611)	(11,611)	(0.13)

SCHEDULE II
MIDDLEBROOK PHARMACEUTICALS, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2009, 2008, and 2007

	Balance at
	Beginning of			Balance at End of
	Period	Additions	Deductions(1)	Period
Accounts receivable allowances:

Year Ended December 31, 2009	$379	$1,798	$(1,390)	$787

Year Ended December 31, 2008	$603	$884	$(1,108)	$379

Year Ended December 31, 2007	$217	$1,119	$(733)	$603

Inventory reserves:

Year Ended December 31, 2009	$39	$414	$—	$453

Year Ended December 31, 2008	$1,004	$39	$(1,004)	$39

Year Ended December 31, 2007	$294	$864	$(154)	$1,004

Deferred tax asset valuation reserves:

Year Ended December 31, 2009	$88,835	$22,944	$—	$111,779

Year Ended December 31, 2008	$74,980	$13,855	$—	$88,835

Year Ended December 31, 2007	$62,571	$12,409	$—	$74,980

(1)	Deductions represent utilization of the allowances. For accounts receivable, these include the deduction by customers of prompt pay discounts from their payments, chargebacks made by wholesalers to us, wholesaler rebates and writeoffs of bad debts, if any.