Form 10-K/A
period 2009-12-31
MiddleBrook Pharmaceuticals, Inc.
filed 2010-04-30
CIK 1161924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $52,647,874.
As of April 28, 2010, 86,511,898 shares of the registrant’s common stock were outstanding.

MIDDLEBROOK PHARMACEUTICALS, INC.
INDEX
FORM 10-K

EXPLANATORY NOTE
We are filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment, to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, or the 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 16, 2010. The sole purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the Proxy Statement for our 2010 Annual Meeting of Stockholders, because the Proxy Statement will not be filed with the SEC within 120 days after the end of our 2009 fiscal year. This Amendment hereby amends and restates in their entirety the 10-K cover page and Items 10 through 14 of Part III. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, a new certification by our principal executive officer and principal financial officer is filed as an exhibit to this Amendment. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety solely to include the currently dated certification as an exhibit. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification have been omitted.
No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K, including, without limitation, the financial statements. This Amendment does not reflect events occurring after the filing of the 10-K (i.e., those events occurring after March 16, 2010) or modify or update the disclosures in the 10-K, except as set forth in this Amendment. Accordingly, this Amendment speaks as of the original filing date of the 10-K and should be read in conjunction with the 10-K and our other filings with the SEC.
In this report, “MiddleBrook Pharmaceuticals,” “MiddleBrook,” the “Company,” “we,” “us,” and “our” refer to MiddleBrook Pharmaceuticals, Inc. and its consolidated subsidiaries.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
In accordance with our amended and restated bylaws, our Board of Directors, or the Board, has the authority to fix the number of Board members and has set the number of directors at nine. Four of our Board members resigned in March 2010, and the Board currently has five members with four vacancies.

Name	Age	Position(s)
David Becker	43	Executive Vice President, Chief Financial Officer, and Acting President and Chief Executive Officer
Brad Cole	42	Senior Vice President, General Counsel and Secretary
Timothy L. Miller	53	Senior Vice President, Sales Operations & Administration
Donald J. Treacy, Ph.D.	40	Senior Vice President, Development & Manufacturing Operations
R. Gordon Douglas, M.D.	76	Chairman of the Board of Directors
Lord James Blyth	69	Vice Chairman of the Board of Directors
Richard W. Dugan	68	Director
William C. Pate	46	Director
Mark R. Sotir	46	Director
David Becker has been our Acting President and Chief Executive Officer since March 2010 and Executive Vice President and Chief Financial Officer since September 2008. Prior to joining us, Mr. Becker served as an independent consultant to various healthcare companies from March 2007 to June 2008, providing them with chief financial officer and/or chief executive officer services. In addition, Mr. Becker sat on the board of directors of several of these healthcare companies. From 2000 to 2007, he served as the Chief Financial Officer and Treasurer of Adams Respiratory Therapeutics, Inc., a pharmaceutical company. Mr. Becker also served in various other capacities with Adams Respiratory Therapeutics, Inc. over that period, including Chief Financial and Administrative Officer from October 2006 to February 2007 and interim Chief Operating Officer from May 2003 to April 2004. Prior to joining Adams Respiratory Therapeutics, Inc., Mr. Becker was a Senior Manager in the merger and acquisitions practice of Ernst & Young LLP from November 1997 to September 2000. From January 1996 to November 1997, Mr. Becker served as Controller for the Salt Lake City-based start-up company RxAmerica LLC, a pharmacy benefit management and mail-service pharmacy operation. From 1991 to 1995, he served as a financial auditor with Ernst & Young LLP. Mr. Becker began his professional career in 1990 as an audit and tax accountant for the southern California-based accounting firm of Glenn M. Gelman & Associates. Mr. Becker currently serves on the board of directors of Liquidation World Inc., a liquidator of consumer merchandise in Canada and the United States. Mr. Becker earned a Bachelor’s degree in accounting in 1990 from the University of Southern Mississippi and is a certified public accountant and certified treasury professional.
Brad Cole has served as our Senior Vice President, General Counsel and Secretary since September 2008. He was the Associate General Counsel and Assistant Secretary at Adams Respiratory Therapeutics, Inc. from August 2004 to July 2008. From August 1999 to July 2004, he was with the law firm of Holland & Knight LLP in the firm’s Tampa office and focused on corporate, securities and M&A matters. He began his career in the financial services industry and worked at several financial institutions from 1991 to 1994. Mr. Cole earned a Bachelor’s degree from the University of Miami in 1990; his Juris Doctorate, cum laude, from Thomas M. Cooley Law School in 1998; and a Master of Laws in Securities and Financial Regulations, with honors, from the Georgetown University Law Center in May 1999.
Timothy L. Miller has served as our Senior Vice President, Sales Operations and Administration since September 2008. Prior to joining us, Mr. Miller served as the Vice President Sales Operations & Training at Adams Respiratory Therapeutics, Inc. from September 2004 to July 2008. From 1986 to 2004, he held various positions at Aventis Pharmaceuticals, a pharmaceutical company, and its legacy companies, including Hoechst Marion Roussel, Marion Merrell Dow, and Marion Labs. Mr. Miller’s positions at Aventis and its legacy companies included Financial Analyst, Manager Commercial Financial Services, Regional Business Manager, Senior Manager Sales Information & Incentives, and Director Sales Operations. Mr. Miller graduated from Emporia State University in 1978, earning a Bachelor of Science in Business with a concentration in accounting. He received his Master in Business Administration with a concentration in finance in 1983 from Rockhurst University, a Jesuit institution in Kansas City.

Donald J. Treacy, Ph.D. has served as our Senior Vice President, Development and Manufacturing Operations since March 2008. Dr. Treacy joined us in March 2000 as Director of Analytical Research and Development, was promoted to senior director in March 2002, to Vice President, Analysis and Pharmaceutical Quality in January 2004, and to Senior Vice President, Pharmaceutical Development and Quality in October 2007. From 1993 to 2000, Dr. Treacy managed an analytical sciences group at Shire Laboratories Inc., a biopharmaceutical company. During his career at Shire Laboratories Inc., he held positions of increasing responsibility in the areas of analytical development, stability, preformulation, and chemistry portions of INDs, NDAs and NDA supplements, as well as FDA inspections. Prior to his career at Shire Laboratories Inc., Dr. Treacy was engaged in research at the National Cancer Institute. Dr. Treacy received a Bachelor’s degree in chemistry from Roanoke College and his Ph.D. in analytical chemistry from the University of Maryland.
R. Gordon Douglas, M.D. has been a director since our inception and was appointed to be our Chairman in February 2006. Dr. Douglas has served as consultant to the Vaccine Research Center at the National Institute of Health since 1999. Dr. Douglas was president of Merck Vaccines, a pharmaceutical company, and was responsible for the research, development, manufacturing and marketing of Merck Vaccines’ vaccine products from 1991 until 1999. From 1982 to 1990, he was a professor of medicine and Chairman, Department of Medicine, Cornell University Medical College and physician-in-chief at the New York Hospital. He also served as head of the infectious disease unit at the University of Rochester School of Medicine. Dr. Douglas serves on the boards of directors of the Aeras Global TB Vaccine Foundation (Chairman), a non-profit product development partnership dedicated to the development of effective TB vaccine regimens that will prevent tuberculosis in all age groups and will be affordable, available and adopted worldwide; NovaDigm Therapeutics, Inc. (Chairman), which is developing innovative vaccines to protect patients from fungal and bacterial infections, which can be life-threatening and drug resistant; and Vical Incorporated (Chairman), which researches and develops biopharmaceutical products based on its patented DNA delivery technologies for the prevention and treatment of serious or life-threatening diseases. Dr. Douglas is a graduate of Princeton University and Cornell University Medical College.
Relevant experience and skills: executive management, pharmaceutical research and development, manufacturing and marketing, infectious disease
Lord James Blyth joined our Board as Vice Chairman in October 2008. Lord Blyth was chairman of Diageo plc, a global premium beverage company, from July 2000 through June 2008. Previously, he served as a non-executive director at Diageo plc since January 1999. He was formerly chief executive and then chairman of The Boots Company PLC, a UK-based retailer, drugstore chain and contract manufacturer. Lord Blyth has held several leadership roles, including chief executive of the Plessey Company, an electronics, defense, and telecommunications company, and head of defense sales at the United Kingdom Ministry of Defense. He is also a non-executive director of Anixter Inc., a communications supplier and distributor in the United States and a senior adviser to Greenhill & Co., Inc., an investment banking firm, where he was previously a vice chairman.
Relevant experience and skills: executive and financial management, corporate finance, manufacturing and retail health care
Richard W. Dugan joined our Board of Directors in September 2003. From 1976 until his retirement in 2002, Mr. Dugan served as a partner for Ernst & Young LLP, where he served in various managing and senior partner positions, including Mid-Atlantic Area Senior Partner from 2001 to 2002, Mid-Atlantic Area Managing Partner from 1989 to 2001 and Pittsburgh Office Managing Partner from 1981 to 1989. Mr. Dugan currently serves on the board of directors of Vanda Pharmaceuticals, Inc., a publicly-traded company that is working to advance the science of developing new medicines and to use novel approaches to deliver these new medicines to patients. In addition, Mr. Dugan served on the board of directors of Cornerstone Therapeutics, Inc. (formerly Critical Therapeutics, Inc.), a publicly-traded specialty pharmaceutical company from 2004 to 2008. Mr. Dugan received a B.S.B.A. from Pennsylvania State University.
Relevant experience and skills: accounting, financial reporting, and oversight of financial performance
William C. Pate has been a member of our Board of Directors since September 2008. In accordance with the terms the EGI Transaction (described under the heading EGI Transaction in Item 11 — Executive Compensation below), EGI has the right to designate two directors to the Board for so long as EGI maintains a certain ownership percentage in the Company. Mr. Pate is one of EGI’s designees on the Board of Directors. Mr. Pate currently is a Managing Director of Equity Group Investments, L.L.C., or EGI, a privately-held investment firm. Prior to joining EGI in 1994, Mr. Pate was an associate with The Blackstone Group, a global asset management and advisory services firm, and served in the mergers and acquisitions group of Credit Suisse First Boston, a brokerage services and investment banking provider. Mr. Pate serves as a member of the boards of directors of certain private affiliates of EGI and as a director of Covanta Holding Corporation, an owner and operator of energy-from-waste and power generation projects, and Exterran Holdings Inc., a provider of natural gas compression technology. He has also served as a director of the Tribune Company, a diversified media company, since December 2007. Mr. Pate received a Juris Doctorate degree from the University of Chicago Law School and a Bachelors of Arts degree from Harvard College.

Relevant experience and skills: executive and financial management, corporate finance, mergers and acquisitions
Mark R. Sotir was elected to our Board of Directors in September 2008 as a designee of EGI in accordance with the terms of the EGI Transaction. Mr. Sotir has served as a Managing Director of EGI since November 2006. He currently manages a number of EGI’s investments, including Starwood Hotels. From January 2008 to December 2008, he served as the interim President of Tribune Interactive, a division of the Tribune Company, which filed a voluntary petition in December 2008 in the U.S. Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the U.S. Bankruptcy Code. Prior to joining EGI, Mr. Sotir was the Chief Executive Officer of Sunburst Technology Corporation, a leading independent distributor of educational software to public schools in the United States, from August 2003 to November 2006. Prior to joining Sunburst, Mr. Sotir held various positions with the Budget Group, Inc., a $3 billion car and truck rental business with more than 13,000 employees, from 1995 to February 2003, including President and Chief Operating Officer from 2000 to 2003. Mr. Sotir serves as a member of the boards of directors of certain private affiliates of EGI, including SIRVA, a moving and relocation company, WRS Holding Company, an environmental remediation company, VIA Wines Group, a Chilean wine producer and marketer, and Rewards Network, Inc., an operator of dining rewards programs. Mr. Sotir received a Bachelor’s Degree in Economics from Amherst College and holds a Master’s Degree from Harvard Business School.
Relevant experience and skills: executive and financial management, corporate finance, mergers and acquisitions
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, file reports of ownership and changes in ownership with the SEC and provide the Company with copies of such reports. We have reviewed such reports received by us and written representations from our directors and executive officers. Based upon such review, we believe that all reports required during the year ended December 31, 2009 were timely filed.
Director Nominations Process
No material changes have been made to the procedures by which security holders may recommend nominees to the Board.
Audit Committee
Our Audit Committee is currently composed of Richard W. Dugan, R. Gordon Douglas and William C. Pate. Mr. Dugan serves as Chair of the Audit Committee. The Board of Directors has determined that each of the members of the Audit Committee is financially literate and independent in accordance with applicable NASDAQ Marketplace Rules and SEC rules. The Board of Directors has also determined that Mr. Dugan is an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K. The Audit Committee held seven meetings during 2009.
A copy of the current Audit Committee charter is available on our website at www.middlebrookpharma.com, by first clicking on “Investor Relations” and then “Corporate Governance”. Pursuant to the Audit Committee charter, the Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to the following:
•	the integrity of our financial statements and other financial information provided by us to our stockholders;

•	the proposed scope and results of the audit by our independent registered public accounting firm;

•	retention of our independent registered public accounting firm, including oversight of the terms of their engagement and their performance, qualifications and independence;

•	permissible audit and non-audit services and the fees paid for such services;

•	the performance of our internal controls and disclosure controls;

•	review and ratification of any related party transactions pursuant to our policy on such matters;

•	compliance with our ethical policies and legal and regulatory requirements; and

•	receipt, retention and treatment of complaints regarding accounting and auditing matters.

Item 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis, or “CD&A,” describes how our compensation program was designed and how it operated during 2009 with respect to the following individuals, whom we refer to as our “named executive officers”:
•	our former President and Chief Executive Officer, John Thievon;

•	our Executive Vice President, Chief Financial Officer and Acting President and Chief Executive Officer, David Becker;

•	our three other most highly-paid executives:
•	Brad Cole, our Senior Vice President, General Counsel and Secretary;

•	Timothy L. Miller, our Senior Vice President, Sales Operation and Administration;

•	Donald J. Treacy, Ph.D., our Senior Vice President, Development and Manufacturing Operations; and
•	two additional executive officers whose employment terminated prior to the end of calendar year 2009:
•	Beth A. Burnside, Ph.D., our former Senior Vice President, Regulatory Affairs, Compliance & Strategic Planning; and

•	Frank Koos, our former Senior Vice President, Sales & Marketing.
Executive Summary
The following provides a brief overview of the more detailed information provided in this Compensation Discussion and Analysis.
•	In 2009, our named executive officers received cash compensation in the form of base salary and, in 2010, did not receive any raises from their 2009 annual compensation.

•	In 2009, our named executive officers did not receive annual cash bonuses, with the exception of Mr. Koos, who received a cash bonus based upon certain criteria that were established as part of his original new hire package.

•	In 2009, we did not grant equity awards to our named executive officers.
In late 2008 and calendar year 2009, our new management team implemented the commercialization strategy for the Company’s new product, MOXATAG (amoxicillin extended-release) Tablets, 775 mg, indicated for the once a day treatment of pharyngitis/tonsillitis secondary to Streptococcus pyogenes in patients 12 years and older. Due to numerous factors, the commercialization was not as successful as projected and, therefore, management and our Board determined that our employees would not receive salary raises or bonuses for 2009. Furthermore, in an effort to more aggressively preserve our financial resources, on September 1, 2009 and December 3, 2009, we announced reductions of approximately 25% and 33%, respectively, in the number of our sales representatives and managers, as well as approximately 20% and 20%, respectively, in our corporate staff. In addition, we announced that, effective March 15, 2010, we eliminated our field sales force and significantly reduced our corporate staff to preserve our cash resources as we explore strategic options. As part of this reduction in force, Mr. Thievon announced his resignation as our President and Chief Executive Officer and director, effective March 15, 2010, to further reduce expenses.
EGI Transaction
The compensation of our current named executive officers stems, in part, from negotiations and decisions in connection with what we refer to as the “EGI Transaction.” On July 1, 2008, we entered into a securities purchase agreement with EGI-MBRK, L.L.C., or EGI, an affiliate of Equity Group Investments, L.L.C., pursuant to which we agreed to sell, and EGI agreed to purchase, 30,303,030 shares of our common stock, and a warrant to purchase an aggregate of 12,121,212 shares of our common stock for an aggregate purchase price of $100 million, or the EGI Transaction. As a condition to the closing of the EGI Transaction on September 4, 2008, Mr. John Thievon was hired as the Company’s President and Chief Executive Officer and Mr. David Becker was hired as the Company’s Chief Financial Officer. Messrs. Thievon and Becker commenced full-time employment with the Company coincident with the completion of the EGI Transaction.

We entered into employment agreements with Messrs. Thievon and Becker on July 1, 2008, to become effective upon completion of the EGI Transaction. The terms of those agreements are described elsewhere in this Amendment. In order to assist our Compensation Committee in determining appropriate compensation for Messrs. Thievon and Becker (and, later, to review Drs. Treacy’s and Burnside’s base salaries), the Compensation Committee retained Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”), an independent compensation consultant in mid-2008. In addition, in order to obtain the services of Messrs. Thievon and Becker while the EGI Transaction was pending, on July 1, 2008, we entered into a consulting agreement with each Mr. Thievon and Mr. Becker. The consulting agreements with Mr. Thievon and Mr. Becker terminated upon the completion of the EGI transaction on September 4, 2008.
Executive Compensation Philosophy
In 2009, our compensation program was designed to:
•	promote the Company’s ability to successfully attract and retain highly qualified and motivated executives;

•	provide compensation levels and programs that were competitive with comparably sized pharmaceutical and biotechnology companies across the U.S.;

•	align the interests of executives with stockholders; and

•	reward executives with incentives that were closely linked to a balance of the Company’s short- and long-term performance goals.
Our executive compensation philosophy was based on two core elements: to pay for performance and to provide a competitive compensation package.
Pay for performance: We structured our compensation program to align the interests of our executives with the interests of our stockholders. We believe that an employee’s compensation should be tied directly to helping us achieve our mission and deliver value to our stockholders. Therefore, a significant part of each executive’s pay depended on the Company’s performance and, with respect to the named executive officers other than Messrs. Thievon and Becker, the executive’s individual performance against key objectives.
Competitive compensation: We believe that a competitive compensation program is an important tool to help attract and retain talented employees capable of leading our business in the highly complex and competitive environment in which we operate Providing compensation that is competitive with our peer companies reduces the risk that our executives will be successfully recruited by other companies.
Compensation Program Design and Process
This section describes how we determined the design of our executive compensation program for 2009. We believe that our executive compensation program was reasonable and appropriate because it was aligned with our business goals to deliver value to our stockholders.
Compensation Committee
The Compensation Committee is responsible for providing oversight of our executive compensation program for the named executive officers as well as other members of our senior management. The Compensation Committee reviews and evaluates the executive compensation program on an annual basis to ensure that the program is aligned with our compensation philosophy.
Role of Compensation Consultant
The Compensation Committee did not engage a compensation consultant in 2009. However, in determining compensation for 2009, the Compensation Committee considered the competitive benchmarking and market data analysis provided by Towers Perrin in 2008. The members of the Towers Perrin team that provided advice to the Compensation Committee, in 2008, did not provide any other services to our Company. Towers Perrin follows internal guidelines and practices to guard against any conflict of interest and to ensure the objectivity of their advice.
Role of Company Management
In 2008, after the completion of the market analysis described below, Mr. Thievon recommended to the Compensation Committee that all compensation be frozen at the then-current 2008 levels for himself, Mr. Becker and Drs. Treacy and Burnside and other members of senior management. In addition, Mr. Thievon selected the business goals that were used as the performance goals for the bonus incentive plan, subject to Compensation Committee approval. Mr. Thievon worked closely with the Compensation Committee to ensure that the Compensation Committee was provided with the appropriate information to make its decisions, to propose recommendations for Compensation Committee consideration and to communicate those decisions to management for implementation.

Benchmarking and Use of Peer Group Data
Use of survey data from MiddleBrook’s peers played a significant role in the structure of the 2008 and 2009 compensation program as it was a primary input in setting target levels for base salaries and cash bonuses for Messrs. Thievon and Becker and helped us to ensure that the compensation was market competitive in order to retain and attract talent.
As indicated above, in 2008, the Compensation Committee retained Towers Perrin to conduct a study of peer companies for the purpose of reviewing the compensation levels of our executive officers, including certain of our named executive officers. In 2008, we used data from companies that the Compensation Committee selected as comparable companies to help identify a reasonable starting point for base salaries, cash bonuses and equity awards and then analyzed company and individual performance to determine whether it was appropriate to move away from this baseline.
In June 2008, when evaluating the compensation for Messrs. Thievon and Becker in connection with the EGI Transaction, Towers Perrin conducted a competitive benchmarking analysis on compensation. Their report compared Messrs. Thievon and Becker’s compensation with that of a sample of commercial biotechnology companies that had a market capitalization between $200 million and $1 billion, with revenues between $25 million and $300 million, and at least one marketed product with a majority of revenues coming from the company’s own commercial organization. This group of peer companies (the “Peer Group”) was comprised of the following 12 companies:

Alkermes Inc.	Cubist Pharmaceuticals Inc.	Acorda Therapeutics Inc.	ViroPharma Incorporated

InterMune Inc.	CV Therapeutics Inc.	Vivus Inc.	Pozen Inc.

Enzon Pharmaceuticals Inc.	Durect Corporation	Omrix Biopharmaceuticals Inc.	Noven Pharmaceuticals Inc.
With respect to Drs. Treacy and Burnside, Towers Perrin reviewed information from companies with between 150 and 500 employees reported in the Radford 2007 Biotechnology Survey (the “Radford Survey”).
The Compensation Committee used this information to help establish the appropriate base salary for Messrs. Thievon and Becker and to assess the competitiveness of Drs. Treacy’s and Burnside’s base salaries. Messrs. Cole, Koos and Miller were not included in Tower Perrin’s report because they joined the Company after Towers Perrin completed their report. However, the market data was nonetheless important as it guided the Compensation Committee in determining pay packages for Messrs. Cole, Koos and Miller that were comparable to their peers within the Company.
Elements of Executive Compensation in 2009
Historically, the key elements of compensation for our named executive officers have been base salary, annual cash incentive awards and long-term equity incentive awards. However, as described in greater detail below, in 2009, the Compensation Committee determined not to grant equity awards to the named executive officers or any other employee (other than new hire equity awards). In addition, prior to 2009 year-end, the Board determined that annual cash incentive awards would not be paid.
Base Salaries
Base salaries are paid in order to provide a fixed component of compensation for the named executive officers. Our named executive officers 2009 base salaries remained at the same level as for 2008.
In 2008, pursuant to his employment agreement, Mr. Thievon’s base salary was set at an annual rate of $500,000, which approximated the 50th percentile of salaries paid to chief executive officers at companies in the Peer Group. The Compensation Committee selected the 50th percentile as the positioning for Mr. Thievon’s base salary because, as base salary is the only fixed component of his compensation, it is less appropriately used to motivate performance and thus, the Compensation Committee determined to set his base salary at a reasonably competitive mid-point.

Pursuant to his employment agreement, Mr. Becker’s base salary was set at an annual rate of $400,000, which was above the 75th percentile of salaries paid to chief financial officers at companies in the Peer Group. The Compensation Committee concluded that while his base salary was higher than the salaries generally paid to CFOs at companies in the Peer Group, it was appropriate in light of Mr. Becker’s background and experience.
The base salary for each of Drs. Treacy and Burnside is $270,400, which salary was set in March 2008. Towers Perrin’s report indicated that their base salaries were generally in line with the 25th percentile of salaries paid to similarly-situated executives at companies reviewed in the Radford Survey. Upon the recommendation of Mr. Thievon to maintain 2008 compensation levels, the Compensation Committee did not increase Drs. Treacy’s and Burnside’s base salaries from the levels set in March 2008.
As stated earlier, Messrs. Cole, Koos and Miller joined the Company after Towers Perrin completed its market data review, and, therefore, a benchmarking analysis of compensation for their respective positions in the Company was not conducted. Their initial base salaries were based, in part, on the result of individual negotiations with the Company and, in part, on management’s, the Compensation Committee’s and the Board’s desire to maintain internal equity among peer executives at the Company. Accordingly, the base salary for each of Messrs. Cole, Koos and Miller ($265,000, $250,000 and $250,000, respectively) approximate the base salaries paid to Drs. Treacy and Burnside and other peer executives within the Company at that time.
Annual Cash Incentive Bonuses
Historically, the Company paid cash incentive bonuses to reward Company and individual performance by providing officers with an opportunity to receive additional cash compensation based on both the Company’s performance relative to certain financial targets and the Compensation Committee’s assessment of how well an officer performed his or her role during the applicable year.
Target bonus levels and benchmarking. The 2009 targets for the positions held by the named executive officers are as follows (expressed as a percentage of base salary): Mr. Thievon, 55%; Mr. Becker: 45%; and each of the other named executive officers, 30%. The cash bonus targets for Messrs. Thievon and Becker were set within a range that is competitive with the 50th percentile of cash bonus targets for comparable officers at companies in the Peer Group. The Towers Perrin report also indicated that the cash bonus targets for Drs. Treacy and Burnside were competitive with the 50th percentile for comparable officers in the Radford Survey. The cash bonus targets for Messrs. Cole, Koos and Miller were set to be comparable with the cash bonus targets for their peer executives within the Company.
Elements of Bonus. 100% of the bonus opportunity for Messrs. Thievon and Becker was based on the degree to which the Company achieved its corporate objectives as an organization. For each of the other named executive officers, 85% of the bonus opportunity was based on the degree to which the Company achieved its corporate objectives as an organization, and 15% was based on the degree to which the named executive officer achieved his or her individual objectives.
Performance Goals — Corporate Objectives. In December 2008, based upon discussion with management and management recommendations, the Compensation Committee recommended and the Board approved the following four Company performance objectives and goals, and the relative weighting of each objective, for the purpose of awarding incentive compensation at the end of 2009. Management and the Board selected these objectives because each objective directly correlated with the commercial performance and strategy of the Company (as discussed above).

	Description	Relative Weight

Goal #1 MOXATAG	Achieve approximately 98,000 prescriptions of MOXATAG for the month ended 12/31/09	60%

Goal #2: Net Sales	Combined MOXATAG® and KEFLEX® net factory sales of at least $45 million	10%

Goal #3: Working Capital	Working Capital Balance of $28 million (defined as cash plus accounts receivable plus inventory, less line of credit debt and accounts payable)	25%

Goal #4: Research and Development	Advance the development of KEFLEX Pulsys product candidate to be prepared to enter into a Phase III clinical trial in the first quarter of 2010	5%

Performance Goals — Individual Objectives. For Messrs. Cole, Koos and Miller, and Drs. Treacy and Burnside, achievement of individual performance objectives comprised 15% of the 2009 bonus opportunity. Similar to the other employees participating in the annual bonus program, each of such named executive officers identified three to five key objectives and goals, each of which was required to relate to the corporate objectives discussed above.
•	Mr. Cole:
•	Work with various departments to establish training and on-going policies and procedures for the sales organization. (Links to corporate objective # 1)

•	Work to lower law firm fees. (Links to corporate objective # 3)

•	Obtain subtenants or alternate tenants for a significant portion of the Maryland Buildings. (Links to corporate objective # 3)

•	Update and revise all corporate governance policies and practices. (Links with corporate objective- N/A)

•	Work with manufacturing and regulatory to negotiate agreements with a new KEFLEX manufacturing site. (Links to corporate objectives # 2 and 4)
•	Mr. Koos:
•	Develop and deploy the appropriate sales force strategy and tactics to achieve revenue and prescription goals for MOXATAG and KEFLEX. (Links to corporate objectives #1 and 2)

•	Develop appropriate marketing strategy and tactics to ensure prescription generation in line with forecast for MOXATAG and KEFLEX. (Links to corporate objectives # 1 and 2)

•	Manage all sales and marketing spend to achieve target budget for 2009. (Links to corporate objective #3)

•	Identify and develop business development opportunities in line with corporate objectives. (Links to corporate objective #1-3)
•	Mr. Miller:
•	Manage successful on-boarding and training of new sales force and successful launch preparation for MOXATAG including physician targeting, territory alignment, etc. (Links to corporate objective #1)

•	Create and manage MOXATAG and KEFLEX 750 performance metrics and monitoring package using IMS Xponent Weekly, NPA, and PlanTrak information including the sales incentive plan. (Links to corporate objective #2)

•	Manage successful implementation of the developed MOXATAG managed markets strategy with consultants focused on the top 55 commercial plans identified and the top 15 state Medicaid programs. (Links to corporate objective #2)

•	Successfully implement all sales force supporting programs and tools including SFA, promotional guideline adherence, fleet, promotional material handling, data analytics, sample accountability, convention support, etc. (Links to corporate objectives #1 and 2)

•	Manage all assigned expense budgets to at or below approved levels and ensure all investments are in line with MOXATAG and KEFLEX 750 objectives. (Links to corporate objective #2)
•	Dr. Treacy:
•	Manufacture and deliver MOXATAG physician samples and trade product to meet launch goals and market demand; assuming go decision, make ready 10-count dose-pack for launch. (Links to corporate objectives #1 and 2)

•	Ensure amoxicillin raw material supply by acquiring material from existing site to meet production forecast through alternate supply approval, and complete necessary activities for United States Food and Drug Administration, or “FDA” submission of an alternate raw material supplier by end of year. (Links to corporate objectives #1 and 2)

•	Complete agreement for new KEFLEX manufacturing site on favorable terms. Complete necessary activities for FDA submission by end of year. Assuming availability of funds, complete site transfer and formulation development activities for clinical trial material manufacture readiness by end of year. (Links to corporate objectives #2-4)

•	Complete evaluation and recommendation for MOXATAG manufacturing capacity to ensure sufficient supply for future demand. (Links to corporate objective # n/a)

•	Dr. Burnside:
•	Ensure Quality Systems and Personnel in place for successful validation and release of MOXATAG. (Links to corporate objectives #1 and 2)

•	Ensure Regulatory Requirements and filings are done in a timely fashion for MOXATAG, KEFLEX and KEFLEX PULSYS. For example, the following major documents will be filed this year: KEFLEX annual report, MOXATAG annual report, KEFLEX PULSYS briefing packet, and a variety of other filings. (Links to corporate objectives #1, 2 and 4)

•	Manage intellectual property activities, coordinating with outside counsel and Company General Counsel as appropriate to maintain a competitive position in the market for MiddleBrook products. (Links to corporate objectives # 1-4)

•	Coordinate with Sales and Marketing to ensure promotional materials are reviewed in a timely manner and are in compliance with regulations. (Links to corporate objectives #2 and 3)

•	Identify improvements in efficiency in the Regulatory Affairs, Compliance and IP departments to contribute to 2009 budget goals. (Links to corporate objective 3)

•	Identify improvements in efficiency in the Regulatory Affairs, Compliance and intellectual property departments to contribute to 2009 budget goals. (Links to corporate objective #3)
Determination of Bonus Payments; 2009 Actual Bonus Amounts. At the request of management in the third quarter of 2009, our Board determined that no bonuses would be paid based on the performance of the Company. However, the Company’s bonus program had various payout levels depending on the Company’s performance against the objectives described above. In order for any bonuses to be paid, 90% of the corporate objectives had to be achieved, although the Board had discretion to adjust the payout levels (which it did not at the advice of management). If such threshold level of performance was achieved, then the payout would be based on a sliding scale. If we achieved 90% of the goal, 90% of the amount attributable to the goal would have been funded. The amount funded had the potential to increase proportionally up to a maximum of 200% of the amount associated with the goal, upon reaching 200% of target. We believe that in order to achieve an overall competitive pay program, including salary plus incentives, it was necessary to allow for above target incentives for achieving our goals. We feel that this type of structure motivated executives to challenge their teams to not only meet but exceed goals that add value to our stockholders.
Actual Bonus Levels. In the summer of 2009, management reviewed the Company’s performance with respect to each of the performance goals identified above. During the third quarter of 2009, the Company reversed the 2009 bonus accrual, as it did not expect to achieve the targets to earn the payout under the bonus program. None of the named executive officers received annual cash incentive awards for 2009.
Mr. Koos’ Bonus Award. In connection with his commencement of employment with the Company and as an incentive related to the performance of his duties as Senior Vice President of Sales & Marketing, the Board awarded Mr. Koos an opportunity to earn a $113,000 bonus based on the number of sales representatives hired at various defined dates. Mr. Koos’ signing bonus is reflected in the “Bonus” column of the Summary Compensation table.
Long Term Incentives — Equity Awards
Historically, we had emphasized equity awards to motivate our named executive officers to drive the long-term performance of the Company and to align their interests with those of our stockholders. We believe this emphasis was appropriate as these officers have the greatest role in establishing the Company’s direction and should have a significant proportion of their compensation aligned with the long-term interests of stockholders. In prior years, the Compensation Committee granted stock options on an annual basis because it is in the best interest of the Company to provide a certain amount of equity to officers that will vest as long as the officer continues to serve at MiddleBrook. In addition, stock options only have value as long as MiddleBrook’s market value increases from the date of grant. In 2009, however, given that the Company was not on track to achieve its internal budget goals for the year, at the advice of management, the Compensation Committee did not grant any equity awards to the named executive officers.

Equity Incentive Grant Mechanics and Timing. The Compensation Committee approves all grants for equity incentives, including grants to named executive officers. Awards granted to the chief executive officer must be approved by the Compensation Committee and then recommended by the committee to the Board, which must have at least 75% of the independent (non-management) directors of the Board approve it.
For annual awards, the grant date is the date during the first calendar quarter when the Compensation Committee and the full Board meet. The Compensation Committee’s procedure for timing of equity grants assures that grant timing is not being manipulated for employee gain. This date, which is typically in late January or early to mid February, is established by the Compensation Committee well in advance. This first quarter grant date timing coincides with the Company’s calendar-year-based performance management cycle, allowing managers to deliver the equity awards close in time to performance appraisals, which increases the impact of the awards by strengthening the link between pay and performance. MiddleBrook did not make any annual equity grants during 2009 and does not intend to do so in 2010 based on the Company’s failure to achieve desired commercialization results.
The Compensation Committee previously delegated to Mr. Thievon the authority, within certain parameters, to grant new hire equity awards and other off-cycle grants to employees below the assistant vice president level. These grants became effective at the end of the month during which the grant is made. The Compensation Committee approves any grants to those employees ranking above the assistant vice president level, including new hire grants. Grants approved by the Compensation Committee became effective on the date of such approval or at the end of the month that the grant is approved.
The grant price for all awards is the fair market value of the Company’s common stock on the date of the grant. The fair market value of MiddleBrook’s common stock as of any particular date is defined as the closing price of MiddleBrook’s common stock on the last trading day immediately preceding the date in question.
Other Elements of Compensation
Severance Benefits. The Company historically has entered into employment arrangements with executives at the Vice President level and above. Messrs. Thievon and Becker and Dr. Treacy each have an employment agreement, which outline the terms of the executive’s employment with us and provide for severance benefits in connection with certain terminations of employment. It is the Company’s policy to provide these same severance benefits to each of Messrs. Cole, Miller and Koos and all other employees with the title of associate vice president, and above. As described earlier, Dr. Burnside and Mr. Koos’ employment with the Company terminated on December 4, 2009 and December 3, 2009, respectively. In addition, Mr. Thievon resigned effective March 15, 2010. In connection with their termination of employment, each of Messrs. Thievon and Koos and Dr. Burnside received severance and certain other benefits. For further discussion of the named executive officers’ severance benefits, see the “Estimated Payments and Benefits Upon Termination or Change-in-Control” section of this Amendment.
Other Benefits. Our executives are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance and our 401(k) plan, in each case on the same basis as our other employees. The Company routinely reimburses its employees for relocation costs, including gross-ups for applicable income taxes on such reimbursements. In 2009, Messrs. Cole and Miller and various other employees received such reimbursement and tax gross-up payment. Other than such reimbursements and applicable tax gross-up payments, there were no special benefits or perquisites provided to any executive officer in 2009.
The Company does not maintain a pension program or a deferred compensation plan for executives or for any other employees. MiddleBrook offers a 401(k) Plan to any employee who wishes to participate. However, the Company has discretion in making an employer contribution to the 401(k) Plan and has never done so. The named executive officers participate in the same medical and dental benefit programs as other employees.
Material Changes for 2010
On March 9, 2010, we engaged Broadpoint Gleacher Securities Group, Inc. as our financial advisor to assist the Board in identifying and evaluating strategic alternatives, including a possible merger or sale of the Company. Effective March 15, 2010, we eliminated our field sales force and significantly reduced our corporate staff to further preserve our cash resources as we explore our strategic options. As part of the reduction in force, John Thievon announced his resignation as our President and Chief Executive Officer and as a director to further reduce operating expenses. David Becker, our Chief Financial Officer, has assumed the role of acting president and chief executive officer.

Compensation Committee Report
We have reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K.
Compensation Committee:

Lord James Blyth (Chair)
Richard W. Dugan
Mark R. Sotir
Summary Compensation Table
The following table contains summary information concerning annual compensation for the fiscal years ended December 31, 2009, 2008 and 2007 for our named executive officers.

		Salary			Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)(1)	Bonus ($)		($)(2)	($)(3)	($)
John Thievon(4)	2009	500,000	—		—	—	500,000
Former President, Chief Executive Officer and Director	2008	159,295	—		3,475,970	90,705	3,725,970

David Becker(5)	2009	400,000	—		—	—	400,000
Executive Vice President, Chief Financial Officer, and Acting President and Chief Executive Officer	2008	127,436	—		2,703,533	72,564	2,903,533

Brad Cole (6)	2009	265,000	—		—	11,725	276,725
Senior Vice President, General Counsel and Secretary

Timothy L. Miller (6)	2009	250,000	—		—	84,372	334,372
Senior Vice President, Sales Operations and Administration

Donald J. Treacy, Ph.D.	2009	270,400	—		—	—	270,400
Senior Vice President,	2008	268,667	30,420		411,540	—	710,627
Development and Manufacturing	2007	242,289	97,500		95,150	—	434,939
Operations

Beth A. Burnside Ph.D. (7)	2009	270,400	—		—	312,644	583,044
Former Senior Vice President,	2008	268,667	30,420		421,840	—	720,927
Regulatory Affairs, Compliance & Strategic Planning	2007	243,655	97,500		86,500	—	427,655

Frank Koos (6)(8)	2009	250,000	113,000	(9)	—	286,556	649,556
Former Senior Vice President, Sales and Marketing

(1)	Officer salaries are typically set for the period from March 1st through February 28th of the following year.

(2)	Reflects the aggregate grant date fair value of option awards granted by the Company in the applicable year, determined in accordance with Financial Accounting Standards Board ASC Topic 718 Stock Compensation, or FASB ASC Topic 718. See Note 17 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of assumptions made in the valuation of the option awards.

(3)	Additional information regarding amounts disclosed in the “All Other Compensation” column for 2009 is set forth below.

(4)	Mr. Thievon resigned from the position of President and Chief Executive Officer and from the Board, effective March 15, 2010.

(5)	Mr. Becker was named the acting President and Chief Executive Officer, in addition to his duties as Executive Vice President and Chief Financial Officer, effective March 15, 2010.

(6)	Messrs. Cole, Koos and Miller became named executive officers in 2009.

(7)	Dr. Burnside’s employment terminated on December 4, 2009. Additional information regarding Dr. Burnside’s severance is set forth below in the table titled “All Other Compensation — 2009.”

(8)	Mr. Koos’s employment terminated on December 3, 2009. Additional information regarding Mr. Koos’ severance is set forth below in the table titled “All Other Compensation — 2009.”

(9)	Reflects a bonus paid in connection in connection with Mr. Koos’ commencement of employment, as described in the Compensation Discussion and Analysis.
All Other Compensation — 2009

		Pro-rata		Moving and	Temporary	Tax
		Accrued/Unpaid	Health & Welfare	Relocation	Living	Gross-
Name and Principal Position	Severance	Vacation	Benefits	Expenses	Expenses	Up
John Thievon	—	—	—	—	—	—
David Becker	—	—	—	—	—	—
Brad Cole (a)	—	—	—	2,695	7,870	1,160
Timothy L. Miller (b)	—	—	—	78,649	—	5,723
Donald J. Treacy, Ph.D.	—	—	—	—	—	—
Beth A. Burnside Ph.D.	269,403	29,857	13,384	—	—	—
Frank Koos	249,078	27,005	10,473	—	—	—

(a)	Includes expenses associated with Mr. Cole’s move to Texas during 2009, and the associated gross-up of taxes.

(b)	Includes the expenses associated with the sale of Mr. Miller’s New Jersey home, the acquisition of his Texas home and the associated gross-up of taxes. Additionally, the Company paid Mr. Miller’s moving costs in connection with his move to Texas.
2009 Grants of Plan-Based Awards Table
The following table sets forth the opportunities to earn a bonus under our 2009 program for our named executive officers during the fiscal year ended December 31, 2009. Our named executive officers did not receive any equity awards during 2009.

	Estimated Future Payouts Under
	Non-Equity Incentive Plan Awards (1)
	Threshold	Target	Maximum
Name	($)	($)	($)
Mr. Thievon	247,500	275,000	550,000

Mr. Becker	162,000	180,000	360,000

Mr. Cole	71,550	79,500	159,000

Mr. Miller	67,500	75,000	150,000

Dr. Treacy	73,008	81,120	162,240

Dr. Burnside	73,008	81,120	162,240

Mr. Koos	67,500	75,000	150,000

(1)	Reflects threshold, target and maximum payout levels under our 2009 annual bonus program. Payouts under the annual incentive plan were to begin when 90% of the performance targets had been met. The maximum payout may have been achieved if 200% of the performance targets had been met. For more information, please see the description of our annual bonus program contained in the Compensation Discussion and Analysis. No annual bonuses were paid in 2009.

Outstanding Equity Awards at 2009 Fiscal Year-End Table
The following table sets forth information regarding each unexercised stock option held by each of our named executive officers as of December 31, 2009. Our named executive officers do not hold any stock awards.

Option Awards
		Number of Securities	Number of Securities
		Underlying Unexercised	Underlying Unexercised
		Options	Options		Option	Option
		(#)	(#)		Exercise Price	Expiration
Name	Grant Date	Exercisable	Unexercisable		($)	Date
Mr. Thievon	09/05/2008	787,130	1,731,689	(3)	2.06	9/4/2018

Mr. Becker	09/05/2008	612,213	1,346,869	(3)	2.06	9/4/2018

Mr. Cole	09/05/2008	101,563	223,437	(3)	2.06	9/4/2018

Mr. Miller	09/05/2008	101,563	223,437	(3)	2.06	9/4/2018

Dr. Treacy	10/16/2003	10,928	—	(2)	10.00	10/15/2013
	2/25/2004	50,000	—	(2)	8.45	2/24/2014
	1/24/2005	50,000	—	(2)	4.05	1/23/2015
	1/25/2006	23,957	1,043	(2)	1.48	1/24/2016
	1/24/2007	40,103	14,897	(2)	2.47	1/23/2017
	2/13/2008	34,380	40,620	(2)	3.08	2/13/2018
	09/10/2008	67,500	148,500	(2)	1.77	9/9/2018

Dr. Burnside	9/2/2003	24,639	—	(1)	1.41	9/1/2013
	2/25/2004	50,000	—	(2)	8.45	2/24/2014
	1/24/2005	50,000	—	(2)	4.05	1/23/2015
	1/25/2006	37,915	—	(2)	1.48	1/24/2016
	1/24/2007	35,416	—	(2)	2.47	1/23/2017
	2/13/2008	35,001	—	(2)	3.08	2/13/2018
	09/10/2008	63,000	—	(2)	1.77	9/9/2018

Mr. Koos	11/28/2008	81,250	—	(3)	1.31	11/28/2018

(1)	Stock option vests 25% on each of the four anniversaries of the grant date, assuming continued employment on each vesting date.

(2)	Stock option vests at the rate of 1/48th of the shares each month from the date of grant, assuming continued employment on each vesting date.

(3)	Stock option vests 25% on the first anniversary and then at the rate of 1/48th of the shares each month from the first anniversary of the grant date, assuming continued employment on each vesting date.
Option Exercises and Stock Vested Table
No stock options were exercised by named executive officer during the year ended December 31, 2009. Our named executive officers do not hold any stock awards.

Potential Payments and Benefits upon Termination or Change-in-Control
As noted in the Compensation Discussion and Analysis, Messrs. Thievon and Becker and Drs. Treacy and Burnside each have an employment agreement with MiddleBrook, which provides for severance benefits in connection with certain terminations of employment, and it is MiddleBrook’s policy to provide these same severance benefits to each of Messrs. Cole, Miller and Koos and other officers at the vice president level and above. The table below describes the severance benefits, and quantifies the estimated amounts payable, to each current named executive officer upon termination for-cause, termination due to death, termination due to disability, voluntary termination, involuntary without cause, and termination following a change in control, assuming that such termination was effective as of December 31, 2009. With respect to Dr. Burnside and Mr. Koos, we have included the actual amounts paid to such executives pursuant to their involuntary terminations without cause during 2009. The tables do not include certain amounts that the named executive officer would be entitled to receive under certain plans or arrangements that do not discriminate in scope, terms or operation, in favor of our executive officers and that are generally available to all salaried employees, such as our 401(k) plan. It also does not include values of awards that were vested normally as of December 31, 2009, or the date of termination for those named executive officers that were terminated in 2009.

						Termination by MiddleBrook
						“Without Cause” (in
						connection with a Change in
					Termination by	Control) or Termination by
					MiddleBrook	Executive for “Good Reason”
	“For				“Without Cause”	following a Potential Change
	Cause”			Voluntary	(Unrelated to a	in Control or within 12 months
	Termination	Death	Disability	Termination	Change in Control)	of a Change in Control
Name	(1) ($)	($)	($)	($)	(1)(2) ($)	(1)(3) ($)
Mr. Thievon (9) (10)
Cash Severance	—	—	—	—	1,000,000	1,000,000
Value of Accelerated Options (5)	—	—	—	—	—	—
Health & Welfare Benefits (6)	—	—	—	—	29,802	29,802

Total	—	—	—	—	1,029,802	1,029,802

Mr. Becker (10)
Cash Severance	—	—	—	—	600,000	600,000
Value of Accelerated Options (5)	—	—	—	—	—	—
Health & Welfare Benefits (6)	—	—	—	—	22,352	22,352

Total	—	—	—	—	622,352	622,352

Mr. Cole
Cash Severance	—	—	—	—	265,000	265,000
Value of Accelerated Options (5)	—	—	—	—	—	—
Health & Welfare Benefits (6)	—	—	—	—	6,367	6,367

Total	—	—	—	—	271,367	271,367

Mr. Miller
Cash Severance	—	—	—	—	250,000	250,000
Value of Accelerated Options (5)	—	—	—	—	—	—
Health & Welfare Benefits (6)	—	—	—	—	14,151	14,151

Total	—	—	—	—	264,151	264,151

Dr. Treacy (10)
Cash Severance (4)	—	—	—	—	269,431	269,431
Value of Accelerated Options (5)	—	—	—	—	—	—
Health & Welfare Benefits (6)	—	—	—	—	14,901	14,901

Total	—	—	—	—	284,332	284,332

Dr. Burnside (7) (10)
Cash Severance (4)	—	—	—	—	269,403	—
Value of Accelerated Options (5)	—	—	—	—	—	—
Health & Welfare Benefits (6)	—	—	—	—	13,384	—

Total	—	—	—	—	282,787	—

Mr. Koos (8)
Cash Severance (4)	—	—	—	—	249,078	—
Value of Accelerated Options (5)	—	—	—	—	—	—
Health & Welfare Benefits (6)	—	—	—	—	10,473	—

Total	—	—	—	—	259,551	—

(1)	“For Cause” means (i) dishonesty, embezzlement, theft or fraudulent misconduct; (ii) abuse of a controlled substance that materially impairs the performance of the employee’s duties to MiddleBrook; (iii) conduct adverse to the business, interests, or reputation of MiddleBrook; (iv) material breach of any of the terms of the employment agreement or of any agreement between MiddleBrook and employee (including, but not limited to, terms relating to non-disclosure, non-competition and invention assignment) which, if curable, remain uncured 30 days after the employee receives written notice of such breach; or (v) commission of a felony by employee.

(2)	Reflects: (i) a cash severance payment equal to a multiple of the named executive officer’s base annual salary (in the case of Mr. Thievon, 2x, in the case of Mr. Becker, 1.5x, and in the case of the other named executive officers, 1x), payable in a lump sum; and (ii) Company paid premiums for group health plan coverage for the benefit of the named executive officer and his or her spouse and dependents for a period of time following the date of termination (in the case of Mr. Thievon, two years, in the case of Mr. Becker, one and one-half years, or in the case of the other named executive officers, one year).

(3)	Change-in-control benefits are paid on a “double trigger” meaning that benefits are paid only if the employment of the executive is terminated by us or our successor without Cause or by the executive for Good Reason following a Potential Change in Control or during the 12-month period after the change in control. For each named executive officer, the severance payment and benefits that he would receive upon a termination without Cause or for Good Reason in connection with a Change in Control are the same as the severance payment and benefits that he would receive upon a termination without cause unrelated to a Change in Control. “Change in Control” means (i) any person acquires (other than from MiddleBrook) a 33% or more ownership interest in the outstanding shares of the securities of the Company, or the combined voting power of the then outstanding securities of the Company entitled to vote generally in the election of directors (the “Company Voting Stock”); (ii) sale of assets representing 50% or more of the fair market value of MiddleBrook’s consolidated assets (in a single transaction or in a series of related transactions); (iii) the dissolution or liquidation of MiddleBrook; (iv) the incumbent Board of Directors ceases to constitute a majority of the Board of Directors or (v) the effective time of any merger, share exchange, consolidation, or other business combination involving MiddleBrook (excluding certain transactions) if immediately after such transaction persons who hold a majority of the outstanding voting securities are not persons who, immediately prior to such transaction, held a majority of the Company Voting Stock. “Potential Change in Control” means (i) MiddleBrook enters into a definitive agreement, the consummation of which would result in the occurrence of a Change in Control; or (ii) any person publicly announces an intention to take actions which, if consummated, would constitute a Change in Control. “Good Reason” generally means the occurrence of any one of the following without the executive’s consent: (i) executive’s relocation from his principal place of employment by more than thirty-five (35) miles; (ii) any material diminution in the executive’s authority, duties or responsibilities; or (iii) any material reduction in the executive’s salary or annual bonus. The executive may terminate for Good Reason only after a Change in Control or Potential Change in Control.

(4)	Adjusted to reflect the present value of the lump sum payout, determined using a discount rate equal to 0.69, which is the applicable short-term federal rate for November 2009 (the month prior to the month in which the executive’s employment terminated).

(5)	Per the terms of each named executive officer’s stock option agreements, unvested options accelerate upon the occurrence of a Change in Control. The value of the options was calculated using $0.51, the closing price of our common stock on December 31, 2009, which was the last trading day in calendar 2009. For purposes of this calculation, outstanding options having an exercise price greater than the closing price of our common stock on such date have a value of $0.

(6)	Reflects Company-paid COBRA for medical and dental coverage based on 2009 rates for the applicable period (as described in footnote (2) above).

(7)	Dr. Burnside’s employment with the Company was terminated effective December 4, 2009. The amounts in the table reflect the actual payments Dr. Burnside received in connection with her termination of employment.

(8)	Mr. Koos’ employment with the Company was terminated effective December 3, 2009. The amounts in the table reflect the actual payments Mr. Koos received in connection with his termination of employment.

(9)	Mr. Thievon terminated employment on March 15, 2010. In connection with such termination, he received the severance payments and benefits reflected under “Termination by MiddleBrook “Without Cause” (Unrelated to a Change in Control). The cash severance that Mr. Thievon received was $993,496, which reflects the present value of the lump sum payout, determined using a discount rate equal to 0.64%.

(10)	Each of the employment agreements with Messrs. Thievon and Becker and Drs. Burnside and Treacy contain a covenant not to compete with the Company that applies for one year after the executive’s termination of employment.
2009 Director Compensation Table
Pursuant to our current director compensation program for non-employee directors, each member of our Board who is not an employee currently receives the following cash compensation for Board services, as applicable:
•	a $20,000 annual retainer for services as a Board member (or $30,000 for the chairman of the Board);

•	a $2,500 fee for each Board meeting attended in person;

•	a $1,500 fee for each Board meeting attended telephonically;

•	a $7,000 annual retainer for services as the chairman of the Board’s Audit Committee;

•	a $5,000 annual retainer for services as the chairman of the Board’s Compensation Committee;

•	a $3,000 annual retainer for services as the chairman of the Board’s Nominating and Governance Committee; and

•	a $1,500 fee for each committee meeting, whether in person or telephonically.
The following table shows the compensation earned by each of our non-employee directors for their service as directors at any time during the year ended December 31, 2009:

	Fees Earned or		All Other
	Paid in Cash	Option Awards	Compensation	Total
Name	($)	($) (1)	($)	($)
Lord James Blyth(2) (3)	51,000	18,912	31,913	101,825
James H. Cavanaugh, Ph.D. (4)	41,000	36,912	—	77,912
R. Gordon Douglas, M.D.(3)	61,000	55,368	—	116,368
Richard W. Dugan (3)	61,000	36,912	—	97,912
Wayne T. Hockmeyer, Ph.D.(5)	39,000		—	39,000
William C. Pate	51,000	23,142	—	74,142
Mark R. Sotir	38,000	23,142	—	61,142
Martin A. Vogelbaum (6)	39,500	56,696	—	96,196
Harold R. Werner (4)	39,000	36,912	—	75,912

(1)	Reflects the aggregate grant date fair value of option awards granted by the Company in 2009, determined in accordance with FASB ASC Topic 718. See Note — 17 Stock Option Plans in our Form 10-K for the year ended December 31, 2009 for a discussion of assumptions made in the valuation of the option awards.

(2)	We entered into a consulting agreement with Lord Blyth which is described in more detail under Item 13. Certain Relationships and Related Transactions, and Director Independence — Consulting Agreements — Blyth Consulting Agreement.” As compensation for Lord Blyth’s services, in 2009, under his consulting agreement, Lord Blyth received an option to purchase 500,000 shares of MiddleBrook’s common stock. The option has a term of three years and will fully vest one month prior to the expiration of the consulting agreement. The Board may accelerate the vesting, or terminate the consulting agreement prior to the vesting of Lord Blyth’s options, at any time in the Board’s sole discretion based on a review of Lord Blyth’s contribution to MiddleBrook. The amount of Lord Blyth’s All Other Compensation is the grant date fair value of such stock option to acquire 500,000 shares, calculated in accordance with footnote 1 above.

(3)	In 2009, the Board formed an ad hoc special committee of directors to assist in connection with our review of financing alternatives. The special committee consisted of Dr. Gordon, Lord Blyth and Mr. Dugan. The compensation shown above includes fees paid to the members of the special committee.

(4)	Dr. Cavanaugh and Mr. Werner resigned from the Board effective March 20, 2010.

(5)	Dr. Hockmeyer did not stand for re-election at our 2009 annual meeting and his term as a member of our Board expired on June 23, 2009.

(6)	Mr. Vogelbaum resigned from the Board effective March 22, 2010.
The following table provides additional information about equity awards granted to our non-employee directors during the year ended December 31, 2009:

		Option Awards	Grant Date Fair
Name	Grant Date	(#)	Value ($)
Lord James Blyth	6/23/2009	20,000	20,000
	11/24/2009	500,000	225,000
James H. Cavanaugh, Ph.D.	6/23/2009	20,000	20,000
R. Gordon Douglas, M.D.	6/23/2009	30,000	30,000
Richard W. Dugan	6/23/2009	20,000	20,000
William C. Pate	6/23/2009	20,000	20,000
Mark R. Sotir	6/23/2009	20,000	20,000
Martin A. Vogelbaum	6/23/2009	20,000	20,000
Harold R. Werner	6/23/2009	20,000	20,000
The aggregate number of options awards outstanding and held by each non-employee director as of December 31, 2009 is indicated in the table below. None of the non-employee directors hold any stock awards.

Name	Option Awards (#)
Lord James Blyth	1,020,000
James H. Cavanaugh, Ph.D.	100,000
R. Gordon Douglas, M.D.	195,517
Richard W. Dugan	150,053
William C. Pate	50,000
Mark R. Sotir	50,000
Martin A. Vogelbaum	70,000
Harold R. Werner	100,000
Compensation Committee Interlocks and Insider Participation
During 2009, Wayne T. Hockmeyer, Ph.D., Lord James Blyth, Mark R. Sotir and Martin A. Vogelbaum served on the Compensation Committee of the Board. None of the Compensation Committee members was formerly an officer or employed by us; however, we have a consulting agreement with Lord Blyth, which we describe in Item 13. Certain Relationships and Related Transactions, and Director Independence under the heading “Blyth Consulting Agreement.” No executive officer served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information, as of April 15, 2010, regarding the beneficial ownership of our common stock by:
•	Each person, or group of affiliated persons, known to us to own beneficially more than 5% of our outstanding common stock;

•	Each of our directors and nominees for director;

•	Each of our named executive officers; and

•	All of our directors and executive officers as a group.

Except as indicated by footnote, and except for community property laws where applicable, we believe, based on information provided to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 86,511,898 shares of common stock outstanding as of April 15, 2010.
Shares
Beneficially Owned

Beneficial Owner(1)	Number (2)	Percent

Five Percent Stockholders:
EGI-MBRK, L.L.C. (3)	44,424,242	45.04%
HealthCare Ventures group (4)	13,111,832	14.93
Rho Ventures group (5)	6,896,475	7.80
Tang Capital Partners, L.P. (6)	6,533,334	7.35

Directors and Named Executive Officers:
Lord James Blyth (7)	34,166	*
R. Gordon Douglas, M.D. (8)	243,287	*
Richard W. Dugan (9)	153,386	*
William C. Pate (10)	35,833	*
Mark R. Sotir (11)	35,833	*
John Thievon (12)	1,077,755	1.23
David Becker (13)	990,298	1.13
Brad Cole (14)	162,188	*
Timothy L. Miller (15)	164,688	*
Donald J. Treacy, Ph.D. (16)	322,546	*
Beth A. Burnside, Ph.D. (17)	295,971	*
Frank Koos (18)	81,250	*

Directors and executive officers as a group (13 persons) (19)	3,899,826	4.31

*	Less than 1%

(1)	Unless otherwise indicated, the address of each stockholder is c/o MiddleBrook Pharmaceuticals, Inc., 7 Village Circle, Suite 100 Westlake, Texas 76262.

(2)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act and generally includes voting and investment power with respect to securities, subject to community property laws, where applicable.

(3)	Includes: (i) 32,303,030 shares of common stock owned by EGI-MBRK, L.L.C., and (ii) 12,121,212 shares of common stock issuable upon the exercise of a warrant held by EGI-MBRK, L.L.C. that are currently exercisable. The following entities share the power to vote or dispose of the shares held by EGI-MBRK, L.L.C.: EGI-Fund (08-10) Investors, L.L.C. (“Fund (08-10)”), which is the managing member of EGI-MBRK, L.L.C.; SZ Investments, L.L.C. (“SZI”), which is the managing member of Fund (08-10); and Chai Trust Company, LLC (“Trustee”), which is the trustee of the trusts (the “Trusts”) which indirectly own SZI. The Trusts were established for the benefit of Samuel Zell and members of his family. Samuel Zell is neither an officer nor a director of the Trustee. The members of the board of managers of Trustee are Bert Cohen, JoAnn Zell Gillis, Kellie Zell Harper, Robert Levin, Donald J. Liebentritt, Leah Zell Wagner and Matthew Zell. The address of EGI-MBRK, L.L.C., Funds(08-10), SZI and Trustee is c/o Equity Group Investments, L.L.C. 2 N. Riverside Plaza, Chicago, Illinois 60606.

(4)	Includes: (i) 3,629,973 shares of common stock owned by HealthCare Ventures V, L.P.; (ii) 6,215,389 shares of common stock owned and 512,177 shares of common stock issuable upon exercise of warrants by HealthCare Ventures VI, L.P. that are currently exercisable; and (iii) 1,975,892 shares of common stock owned and 778,401 shares of common stock issuable upon exercise of warrants by HealthCare Ventures VII, L.P. that are currently exercisable. The address for the HealthCare Ventures entities is 44 Nassau Street, Princeton, New Jersey 08542.

(5)	Includes: (i) 4,330,391 shares of common stock owned and 1,955,276 shares of common stock issuable upon exercise of warrants held by funds managed by Rho Ventures that are currently exercisable; (ii) 607,374 shares of common stock owned or managed by Joshua Ruch by reason of his control over certain entities as well as a trusteeship of a family trust; and (iii) 1,717 shares owned by each of Habib Kairouz and Mark Leschly. Each of the aforementioned entities and persons disclaims beneficial ownership of the securities listed above except to the extent of their pecuniary interest therein. The address of Rho Ventures is Carnegie Hall Tower, 152 W. 57th Street, 23rd Floor, New York, NY 10019.

(6)	Based on a Form S-3 filed on February 1, 2008, the number of shares includes 4,191,667 shares of Common Stock owned and 2,341,667 shares of Common Stock issuable upon exercise of warrants by Tang Capital Partners, LP. that are currently exercisable. The address for Tang Capital Partners, LP is 4401 Eastgate Mall, San Diego, CA 92121.

(7)	Includes 34,166 shares subject to stock options currently exercisable or exercisable within 60 days of April 15, 2010.

(8)	Includes 193,017 shares subject to stock options currently exercisable or exercisable within 60 days of April 15, 2010.

(9)	Includes 148,386 shares subject to stock options currently exercisable or exercisable within 60 days of April 15, 2010.

(10)	Includes 35,833 shares subject to stock options currently exercisable or exercisable within 60 days of April 15, 2010.

(11)	Includes 35,833 shares subject to stock options currently exercisable or exercisable within 60 days of April 15, 2010.

(12)	Includes (i) 33,200 shares held by Thievon-Becker LLC and (ii) 944,555 shares subject to stock options currently exercisable or exercisable within 60 days of April 15, 2010.

(13)	Includes (i) 33,200 shares held by Thievon-Becker LLC and (ii) 857,098 shares subject to stock options currently exercisable or exercisable within 60 days of April 15, 2010.

(14)	Includes 142,188 shares subject to stock options currently exercisable or exercisable within 60 days of April 15, 2010.

(15)	Includes 142,188 shares subject to stock options currently exercisable or exercisable within 60 days of April 15, 2010.

(16)	Includes 318,448 shares subject to stock options currently exercisable or exercisable within 60 days of April 15, 2010.

(17)	Dr. Burnside’s employment with us was terminated effective December 4, 2009. Includes 295,971 shares subject to stock options currently exercisable or exercisable within 60 days of April 15, 2010.

(18)	Mr. Koos’ employment with us was terminated effective December 3, 2009. Includes 81,250 shares subject to stock options currently exercisable or exercisable within 60 days of April 15, 2010.

(19)	Includes 3,531,558 shares subject to stock options currently exercisable or exercisable within 60 days of April 15, 2010.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
The Board of Directors has adopted written policies and procedures for the review and approval of transactions involving MiddleBrook and related parties, such as directors, executive officers and their immediate family members. These policies are included in our Code of Ethics and in the Audit Committee’s Charter. All transactions involving MiddleBrook and related parties are subject to approval or ratification in accordance with the following procedures:
•	Management is responsible for determining whether a transaction requires review under these policies, in which case the transaction shall be disclosed to the Audit Committee.

•	The Audit Committee reviews the relevant facts and circumstances, including, for example, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or ordinary circumstances and the related party’s interest in the transaction.

•	In the event we become aware of a related party transaction that has not been approved, the Audit Committee evaluates all options available to us, including ratification, revision, or termination of the transaction, and takes such course of action as the Audit Committee deems appropriate under the circumstances.

•	No director may participate in any discussion or approval of a transaction for which he or she is a related party.
The Board of Directors reviewed and approved the following related party transactions in 2009 in accordance with our policies:
Blyth Consulting Agreement. On October 17, 2008, the Board appointed Lord James Blyth to the Board and elected him its Vice Chairman. In connection with his new appointment, we entered into a consulting agreement with Lord Blyth. Pursuant to the consulting agreement, Lord Blyth provides strategic guidance in late-stage development and commercialization of MiddleBrook’s research and development efforts. The term of the agreement is for 36 months. As compensation for his services under the consulting agreement in 2008 and 2009, Lord Blyth received options under the MiddleBrook Stock Incentive Plan to purchase shares of MiddleBrook’s common stock.

Grant Date	Exercise Price(1)	Options Granted
10/17/2008	$1.34	470,000
11/24/2009	$0.70	500,000

(1)	Equal to the closing price of MiddleBrook’s common stock on the NASDAQ Global Market on October 16, 2008 and November 23, 2009, respectively.

Both grants have a term of three years and will 100% vest one month prior to the expiration of the consulting agreement. The Board may accelerate the vesting, or terminate the consulting agreement prior to the vesting of an option, at any time in the Board’s sole discretion, based on a review of Lord Blyth’s contribution to MiddleBrook. Lord Blyth is not eligible to participate in any benefit programs that we maintain for our employees. We do not reimburse Lord Blyth for any expenses, except for reasonable travel expenses incurred in connection with his performance of his consulting services, unless otherwise agreed by us.
Director Independence
Under our Corporate Governance Guidelines, a majority of the Board of Directors must be comprised of directors who meet the independence requirements set forth in the NASDAQ Marketplace Rules applicable to listed companies. The Board of Directors undertook its annual review of director independence in April 2010 and determined that each member of the Board of Directors that served in 2009, other than John Thievon, was independent in accordance with applicable rules. In considering whether Lord Blyth qualifies as an independent director, the Board of Directors reviewed the terms of the Company’s consulting agreement with Lord Blyth and concluded that the consulting agreement did not disqualify Lord Blyth as an independent director as the options granted pursuant to the consulting agreement have an exercise price substantially higher than the trading price of the Company’s common stock. See “Blyth Consulting Agreement,” above. Mr. Thievon, who resigned from our Board on March 15, 2010, was not considered an independent director because of his concurrent employment as our President and Chief Executive Officer.
Item 14. Accounting Fees and Services
Independent Registered Public Accounting Firm Fees
The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements as of and for the years ended December 31, 2009 and 2008, and the fees for other services rendered by PricewaterhouseCoopers LLP during those periods.

Types of Fees	2009	2008
Audit Fees(1)	$497,680	$494,651
Audit-Related Fees(2)	25,644	35,740
Tax Fees(3)	—	—
All Other Fees(4)	1,500	1,500

(1)	Audit Fees — Represents the aggregate fees and expenses billed for the audit of our financial statements and the audit of our internal control over financial reporting for the year, the reviews of financial statements included in our quarterly reports on Form 10-Q, professional services performed in connection with our registration statements and services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees — These fees include professional services for accounting and SEC consultations and assistance with other transactions that are reasonably related to the audit of the Company’s annual financial statements. The decrease in the audit-related fees from 2008 to 2009 is related to the decreased work associated with registration statements in 2009 compared to 2008.

(3)	Tax Fees — Includes fees and expenses billed for professional services rendered for tax compliance in connection with the review of our federal income tax return and state tax returns.

(4)	All Other Fees — Represents the cost of subscribing to an on-line library of authoritative accounting, auditing and financial reporting guidance and literature.
The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of our registered public accounting firm and has concluded that the non-audit services provided by PricewaterhouseCoopers LLP are compatible with maintaining PricewaterhouseCoopers LLP’s independence.
Pre-Approval of Non-Audit Services
The Audit Committee has established a policy governing our use of PricewaterhouseCoopers LLP for non-audit services. Under the policy, management may use PricewaterhouseCoopers LLP for non-audit services that are permitted under SEC rules and regulations, provided that management obtains the Audit Committee’s approval before such services are rendered. During 2009 and 2008, all non-audit services were pre-approved in accordance with this policy.

PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules
(a)
(1) Index to Financial Statements
Filed with the 10-K.
(2) Financial Statement Schedule
Filed with the 10-K.
(3) Exhibits
The exhibits listed in the accompanying Exhibit Index are filed with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBROOK PHARMACEUTICALS, INC.
By:	/s/ David Becker
David Becker
Executive Vice President, Chief Financial Officer, and Acting President and Chief Executive Officer
Dated: April 30, 2010

EXHIBIT INDEX

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

10.9	+	Manufacturing and Supply Agreement, dated April 19, 2005, between the Registrant and Clonmel Healthcare Limited, (incorporated by reference to our Quarterly Report on Form 10-Q filed August 15, 2005).

10.10	+
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

10.21		Securities Purchase Agreement, dated July 1, 2008, by and between the Registrant and EGI-MBRK, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed July 8, 2008).

10.22	*	Executive Employment Agreement, dated July 1, 2008, between the Registrant and John S. Thievon (incorporated by reference to our Current Report on Form 8-K filed July 8, 2008).

10.23	*	Executive Employment Agreement, dated July 1, 2008, between the Registrant and David Becker (incorporated by reference to our Current Report on Form 8-K filed July 8, 2008).

10.24	*	Consulting Agreement, dated June 27, 2008, between the Registrant and Edward M. Rudnic, Ph.D. (incorporated by reference to our Current Report on Form 8-K filed July 8, 2008).

10.25	*	Consulting Agreement, dated June 30, 2008, between the Registrant and Robert C. Low (incorporated by reference to our Current Report on Form 8-K filed July 8, 2008).

10.26	*	Amended and Restated MiddleBrook Pharmaceuticals, Inc. Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 26, 2009).

10.27	*	Consulting Agreement, by and between the Registrant and Lord James Blyth, dated October 17, 2008 (incorporated by reference to our Current Report on Form 8-K filed October 23, 2008).

10.28		Lease Agreement dated October 30, 2008 between Maguire Partners — Solana Limited Partnership and the Registrant (incorporated by reference to our Current Report on Form 8-K filed November 4, 2008).

10.29	*	New Hire Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-8 filed February 11, 2009 (File No. 333-157261)).

Exhibit
No.
10.30	*	Form of New Hire Nonqualified Stock Option Agreement (incorporated by reference to our Registration Statement on Form S-8 filed February 11, 2009 (File No. 333-157261)).

10.31		Form of Indemnification Agreement (incorporated by reference to our Annual Report on Form 10-K filed March 13, 2009).

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (incorporated by reference to our Annual Report on Form 10-K filed March 16, 2010).

31.1
Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (incorporated by reference to our Annual Report on Form 10-K filed March 16, 2010).

31.2	#	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14b/13d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (incorporated by reference to our Annual Report on Form 10-K filed March 16, 2010).

†	The Schedules and certain of the Exhibits to this Asset Purchase Agreement have been omitted in reliance upon the rules of the Securities and Exchange Commission. A copy will be delivered to the Securities and Exchange Commission upon request.

+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

*	Indicates a management contract or a compensatory plan.

#	The certification filed with this Amendment No. 1 is limited to the matters addressed herein.